Form 10QSB
period 1997-02-28
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1997-04-21
CIK 1014989

                       U.S. Securities and Exchange Commission

                               Washington, D.C.  20549

                                     Form 10-QSB

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1997

[   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

        For the transition period from              to
                                       -------------   ------------------

                           Commission file number 0-21753




                         Service Systems International, Ltd.
                       ----------------------------------------
                       (Exact name of small business issuer as
                              specified in its charter)


                   Nevada                               88-0263701
--------------------------------------------------------------------------------
         (State or other jurisdiction                 (IRS Employer
         of incorporation or organization)            Identification No.)


            12840 16th Avenue, Suite 203, White Rock, B.C. Canada V4A 1N6
--------------------------------------------------------------------------------
                       (Address of principal executive offices)


                                     604-541-1700
--------------------------------------------------------------------------------
                             (Issuer's telephone number)



--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---


                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY


                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.   Yes    No
                                                 ---   ---


                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,239,338 as of February 28, 1997.

             Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ----   ----

                                        INDEX

--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS....................................2


Consolidated Balance Sheets as of February 28, 1997 and August 31, 1996
    (unaudited)...............................................................3

Consolidated Statements of Operation for the six months ended
    February 28, 1997 (unaudited).............................................4


Consolidated Statements of Cash Flows for the six months ended
    February 28, 1997 (unaudited).............................................5

Statement of PRO FORMA INFORMATION............................................6

Notes to the FINANCIAL STATEMENTS.......................................7 and 8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

         OPERATIONS AND FINANCIAL CONDITIONS...........................9 and 10


Part II  Other Information...................................................11

Signatures...................................................................12

Part 1.  Financial Information

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Balance Sheet
As of February 28, 1997 and August 31, 1996
(Unaudited)

                                                     February 28,     August 31,
                                                         1997           1996
                                                                    (see Note 2)
                       ASSETS
Current assets:
  Cash                                             $     6,620      $   56,988
  Accounts receivable                                  276,369            -
  Inventory                                            307,670            -
  Prepaid expenses                                      15,933            -
  Held to maturity investment                          220,417            -
  Research credit receivable                           224,220            -
  Stockholder advance                                     -                192
                                                   -----------      ----------


                                                     1,051,229          57,180
Notes Receivable - Affiliate                              -            125,000
Capital Assets (Note 4)                                196,119          43,600
Intangible Assets  (Note 5)                             31,762            -
                                                   -----------      ----------

                                                   $ 1,279,110      $  225,780
                                                   -----------      ----------
                                                   -----------      ----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $   128,389      $     -
  Accrued liabilities                                    9,985            -
  Vacation pay payable                                   8,646            -
  Customer deposits                                    117,527            -
  Loans from related parties                           624,513          81,833
                                                   -----------      ----------

                                                       889,060          81,833
                                                   -----------      ----------

Long Term Debt (Note 6)                              1,469,660            -
                                                   -----------      ----------

                                                     2,358,720          81,833
                                                   -----------      ----------

Stockholders' equity:

Common stock, $.001 par value,
  50,000,000 shares authorized, 5,239,338
  and 3,348,000  issued and outstanding
  respectively                                           5,239           3,348
Additional paid-in capital                           1,798,956         382,344

Deficit accumulated during development stage        (2,879,018)       (241,218)
Foreign exchange translation adjustment                 (4,787)           (527)
                                                   -----------      ----------

                                                    (1,079,610)        143,947
                                                   -----------      ----------

                                                   $ 1,279,110      $  225,780
                                                   -----------      ----------
                                                   -----------      ----------


                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statement of Operations
For the six months ended February 28, 1997
(Unaudited)

                                                Non-consolidated
                                                from inception to  Consolidated
                                                February 28, 1997    Six months



Project Revenue                                    $       -       $    25,074

Project costs                                              -            47,672
                                                   -----------     -----------
Gross Profit (Loss)                                        -           (22,598)
                                                    -----------     -----------


Expenses
  General and administrative                           330,511         156,343
  Research and development                                 -            76,650
  Selling                                                  -            56,556
                                                   -----------     -----------
                                                       330,511         289,549
                                                   -----------     -----------

Net Loss from Operations Before Other Items           (330,511)       (312,147)

Other Items

  Goodwill expensed                                        -        (2,347,351)
  Interest Income                                          -             1,435
  Miscellaneous Income                                     -            20,263
                                                   -----------     -----------

Net Loss for the period                               (330,511)     (2,637,800)
Deficit, beginning of period                               -          (241,218)
                                                   -----------     -----------

Deficit accumulated during development stage       $  (330,511)    $(2,879,018)
                                                   -----------     -----------
                                                   -----------     -----------

Net Loss per share                                 $      (.09)    $     (0.61)
                                                   -----------     -----------
                                                   -----------     -----------

Weighted average shares outstanding                  3,512,445       4,351,669
                                                   -----------     -----------
                                                   -----------     -----------


                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the period ended February 28, 1997
(Unaudited)



                                                Non-consolidated
                                                from inception to  Consolidated
                                                February 28, 1997    Six months


Net Cash (Used By) Operating Activities            $  (245,511)     $ (321,759)
                                                   -----------      ----------

Cash flows from investing activities:
  Additions to capital assets                          (46,450)         (2,776)
  Additions to intangible assets                           -            (2,145)
  Increase in notes receivable                        (319,474)            -
  Acquisition of subsidiary (Note 3)                       -             1,537
                                                   -----------      ----------
Net Cash (Used By) Investing Activities               (365,924)         (3,384)
                                                   -----------      ----------

Cash flows from financing activities:
  Proceeds from sale of stock                          538,947         312,233
  Foreign exchange translation adjustment               (6,848)         (3,547)
  Proceeds from (repayment of)
         related party borrowings - net                 77,916         (33,911)
                                                   -----------      ----------
Net Cash Provided from Financing Activities            610,015         274,775
                                                   -----------      ----------
Net Increase (Decrease) in Cash                         (1,420)        (50,368)

Cash - Beginning of Period                                 -            56,988
                                                   -----------      ----------

Cash - End of Period                               $     1,420      $    6,620
                                                   -----------      ----------
                                                   -----------      ----------

Income Tax Expense                                 $       -        $      -
                                                   -----------      ----------
                                                   -----------      ----------
Non-cash Financing Activity

A total of 1,474,918 shares were issued to acquire 50.689% of a subsidiary (see Note 3)



                   See accompanying notes to financial statements.

Service Systems International, Ltd.
Statement of Pro Forma Information
February 28, 1997






                                        UV Systems   Service Systems         Adjustments & Eliminations       Consolidated
                                                                                 Debit          Credit          Balance
Cash                                        8,040            (1,420)                                                6,620
Held to maturity investment               220,417                                                                 220,417
Accounts Receivable                       276,369                                                                 276,369
Inventory                                 307,670                                                                 307,670
Prepaid Expenses                           15,933                                                                  15,933
Research tax credit receivable            224,220                                                                 224,220
Notes Receivable - Affiliate                                319,474                             319,474                 0
Investment in UV Systems                                  1,180,248                           1,180,248                 0
Capital Assets                            149,669            46,450                                               196,119
Intangible Assets                          31,762                           2,347,351         2,347,351            31,762
Accounts Payable                         (128,389)                                                               (128,389)
Accrued Liabilities                        (9,985)                                                                 (9,985)
Vacation Pay Payable                       (8,646)                                                                 (8,646)
Customer Deposits                        (117,527)                                                               (117,527)
Deferred Liabilities                     (282,474)                            282,474                                   0
Loans from Related Parties               (660,158)                            113,561                            (546,597)
Officers' Loans                                             (77,916)                                              (77,916)
Long Term Debt (Preferred Stock)       (1,469,660)                                                             (1,469,660)
Common Stock - SSI                                           (5,239)                                               (5,239)
Common Stock - UVST                        (4,820)                              4,820                                   0
Paid-In Capital                                          (1,798,956)                                           (1,798,956)
Retained Earnings (Deficit)                                 241,218                                               241,218
Current Earnings                        1,449,941            89,293         2,347,351         1,248,785         2,637,800
Currency Translation Adjustment            (2,362)            6,848               300                               4,787


Total                                           0                 0         5,095,858         5,095,858                 0


Note 1   Summary of Significant Accounting Policies

         The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

         The results of operations for the period presented are not necessarily indicative of the results to be expected for the full year. Information for the comparable periods of the fiscal year ended August 31, 1996, is not provided as the information is not readily available.

Note 2   Consolidated Financial Statements

         These interim financial statements include the accounts of the Company, and its newly acquired 50.689% owned subsidiary UV Systems Technology Inc. ("UV"). As UV was acquired on December 1, 1996, results of operations include only the period from December 1, 1996 to February 28, 1997. Comparative figures only include the accounts of the Company.

Note 3   Business Acquisition

         On December 1, 1996, the Company acquired 50.689% of UV, a Company in the business to further develop a patented ultraviolet disinfection system called the Ultra Guard-TM- System. The acquisition was accounted for using the purchase method of accounting for business combinations. The Company issued 1,474,918 common shares at a deemed value of $0.75 per share for total share consideration of $1,106,189. The Company also assumed a shareholders deficit of $1,241,162. The excess of the purchase price over the fair market value of net tangible assets acquired, totalling $2,347,351, was allocated to goodwill and expensed. Details of the liabilities assumed and assets acquired are as follows:

                                                          $              $
         I)   Share consideration

              Capital stock (1,474,918 @ $.001)          1,475
              Paid in capital                        1,104,714       1,106,189
                                                      ---------       ---------

         ii)  Liabilities assumed

              Current Liabilities
                   Accounts payable                    144,036
                   Accrued liabilities                  25,296
                   Vacation pay payable                  6,213
                   Customer deposits                   118,027
                   Loans from related parties          677,798

              Long Term Debt
                   Preferred Stock of Subsidiary     1,469,660       2,441,030
                                                      ---------


         iii) Assets acquired
                   Short term investment              (221,357)
                   Accounts receivable                (284,033)
                   Inventory                          (282,225)
                   Prepaid expense                     (11,830)
                   Research  tax credit receivable    (210,570)
                   Capital assets - net               (158,699)
                   Intangible assets                   (29,617)     (1,198,331)
                                                       --------

         iv)  Cash Received in Combination                              (1,537)
                                                                      ---------

              Net tangible book value of
                  liabilities assumed                                1,241,162
                                                                      ---------

              Excess of cost over book value                         2,347,351
                                                                      ---------
                                                                      ---------

              The Company has recognized no minority interest on acquisition as UV has negative tangible book value and thus has no interest in underlying net assets.

Note 4   Capital Assets




         Capital assets are stated at cost less accumulated depreciation.


                                                                                February 28,      August 31,
                                                                                    1997            1996
                                                                Accumulated      Net Book         Net Book
                                                  Cost         Depreciation        Value            Value
                                                   $                $                $               $
         Computer equipment                     28,868            4,771           24,097             -
         Computer software                       3,379              610            2,769             -
         Display equipment                      32,332            6,466           25,866             -
         Office furniture and equipment         25,858            5,172           20,686             -
         Plant jigs, dies, moulds,
            tools and equipment                116,627           13,377          103,250           43,600
         Leasehold improvements                 27,141            7,690           19,451             -
                                                -------           ------          -------           ------
                                               234,205           38,086          196,119           43,600
                                                -------          ------          -------           ------
                                                -------          ------          -------           ------


         Depreciation per class of asset:                                         $1,293
                                                                                     $               $
         Computer equipment                                                        1,193             -
         Computer software                                                           153             -
         Display equipment                                                         1,617             -
         Office furniture and equipment
         Plant jigs, dies, moulds,
            tools and equipment                                                    3,343             -
         Leasehold improvements                                                    1,357             -
                                                                                  -------           ------
                                                                                   8,956             -
                                                                                  -------           ------
                                                                                  -------           ------



Note 5   Intangible Assets

         Intangible assets represent legal costs associated with registering and protecting certain patents and trademarks associated with the System. These assets will be amortized when the Company completes its pilot plant testing. Components of the System were patented in the United States on April 12, 1996. Applications have been made for patent protection under the International Patent Protection Treaty covering up to 40 countries.

Note 6   Long Term Debt      $1,469,660.

         Long Term Debt occurs as a result of the consolidation of UV Systems Technology Inc. (UVST), and the Company. The preferred shares were issued by UVST to the remaining two minority stockholders; Working Opportunity Fund (EVCC) Ltd., and MDS Ventures Pacific Inc.; holding
         49.31 % of UVST. By agreement signed December 6, 1996 with Working Opportunity Fund (EVCC) Ltd., and MDS Ventures Pacific Inc., the Company will acquire the remaining common and preferred shares. A copy of this Agreement including details of the purchase transaction is attached to this filing.

Note 7   Pro forma Supplemental Information

         Presentation of consolidated Earnings (Loss) per Share as at August 31, 1996

              Sales                              $   397,100
              Net Income (Loss)                  $  (960,761)
              Earnings (Loss) per share          $     (0.30)
              Weighted average share               3,215,743

Service Systems International, Ltd.
(A Development Stage Company)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL
CONDITION.

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto. Information discussed herein may include forward-looking statements regarding future events or the financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in any forward looking statements. Among such factors are: general business and economic conditions; customer acceptance and demand for the Company's products; the Company's overall ability to design, test and introduce new products on a timely basis; the nature of the markets addressed by the Company's products; and other risk factors listed from time to time in documents filed by the Company with the SEC.

BASIS OF PRESENTATION

Information for the comparable periods of the fiscal year ended August 31, 1996, is not provided as the information is not readily available.

MANAGEMENT'S DISCUSSION

The Company is a development stage company which was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the Company's current business was accompanied by a change of ownership. Deficits accumulated prior thereto were reclassified as a reduction of paid-in capital.

In September 1995 the Company initiated a marketing distribution agreement with UV Systems Technology Inc., a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 the Company entered into a funding agreement with UV Systems Technology Inc.,
(UVST) whereby the Company provided 50% of UVST's operating cash needs for a six-month period, during which time the companies planned to complete an acquisition. On December 1, 1996, the Company acquired 50.69% of the common stock of UVST from two principals and certain minority stockholders. On December 6, 1996, the Company entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. and MDS Ventures Pacific Inc., to acquire the remaining 49.31% common stock and their preferred stock, contingent on receipt by the Company of additional funding. A copy of this Agreement is filed with this Form. These transactions when and if completed will give the Company 100% ownership of UVST.

UVST, also a development stage company, was incorporated as 479393 B.C. Ltd. pursuant to the Company Act of British Columbia, Canada. On August 14, 1995, 479393 B.C. Ltd.'s name was changed to UV Systems Technology Inc. UVST has developed and patented an ultraviolet disinfection system called the Ultra Guard-TM- System ("the System"). UVST holds various patents on System components and ultraviolet lamps. One full scale pilot plant System had been sold in New Zealand and a promotion full scale demonstration System had been sold into Western Canada.

During the three months ended February 28, 1997, the Company continued with its System development and testing programs. These programs included the development of a mechanical and electronic automatic cleaning system to remove the fouling build-up due to suspended solids prevalent in wastewater, and temperature control within the System reactor to extend lamp life and efficiency. These programs are expected to be completed within the next quarter.

In March 1997 the Company received an order for a full scale System for a major Eastern Canadian City. This order, valued at $320,000, is the first of five channels requiring a UV system at this city plant, where another supplier's UV system is being retrofitted. The order is contingent upon satisfactory testing of the System.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997

REVENUES. During the six-month period ended February 28, 1997,the Company revenues consisted of minor parts sold at a discounted price, resulting in a net project loss of $22,598. No other operational revenues were received during the period. As this report is the first report for the Company, no meaningful comparison to prior periods is practicable at this time.

NET LOSSES. The acquisition of UVST during this period ended February 28, 1997, caused net losses to increase to $2,637,800, causing the deficit to increase from $241,218 to $2,879,018. The increased net loss, net of interest income and Scientific Research and Economic Development tax refunds, was due primarily to writing off the acquired Goodwill Asset of UVST in the amount of $2,347,351.

and other items in the amount of $290,449 of (net of interest and miscellaneous income of $21,698), made up of operational losses of $22,598, Administrative expenses of $156,343, Research & Development expense of $76,650, and Selling expense of $56,556.

CURRENT ASSETS. Current Assets grew from $57,180, pre-acquisition to $1,051,229, post acquisition; the increase of $994,049 was made up of Short Term Investments of $220,417, Accounts Receivable of $276,369, Inventory of $307,670, Investment Tax Credits Receivable of $224,220 and Prepaid Expenses of $15,933. Fixed Assets grew from $43,600 pre-acquisition to $227,881, post acquisition. The Fixed Assets at book value consisted of Intangible Assets (patents and trademarks) of $31,762 and Capital Assets of $196,119 detailed as Furniture and Equipment of $47,552, Plant Equipment of $36,281, and Display and Production Demonstration Units of $92,834. Current Liabilities increased from $81,833 pre-acquisition to $889,060 post acquisition consisting of notes payable to two UVST shareholders in the amount of $624,513. Long Term Liabilities stood at $1,469,660 post acquisition due solely to the assumption of debt due to the preferred shareholders of UVST.

LIQUIDITY

During the six months ended February 28, 1997, the Company financed its operation in part from proceeds of sales of restricted common stock. During the period 416,420 shares were sold for cash at $ 0.75 per share, totalling $312,315. In addition, during the last quarter, $108,204 was received through a rights offering in the common stock of UVST. This rights offer was purchased prorata by the minority shareholders; Working Opportunity Fund
(EVCC) Ltd., and MDS Ventures Pacific Inc.; and the Company. In the short term the Company will continue to fund its operation through internal sources and through alternative forms of financing. For the longer term needs, the Company is seeking additional financing, which could be in debt or equity form, in the amount of $8.5 million. These funds, if and when received, will be used to increase Engineering and Sales staff as necessary, purchase fixed plant and demonstration equipment, finance operations, and launch an aggressive advertising, sales and marketing program to increase revenue through exploitation of the rapidly expanding UV market. Receipt of these funds will be essential for the development of the Company and for completion of the UVST acquisition. Failure to receive these funds may be expected to have a material adverse effect on the Company.

PART II       OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                        None

ITEM 2.       CHANGES IN SECURITIES

                        None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                        None

ITEM 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None

ITEM 5.       OTHER INFORMATION

                        On February 18, 1997, the Registrant sold 75,000 units, each unit consisting of one share of common stock and one A warrant, pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933.

                        In March 1997 the Company received an order for a full scale System for a major Eastern Canadian City. This order, valued at $320,000, is the first of five channels requiring a UV system at this city plant, where another supplier's UV system is being retrofitted.


ITEM 6.       EXHIBITS AND REPORTS on Form 8-K

              (a) Exhibits (exhibit reference numbers refer to Item 601
                  of Regulation S-B)


Exhibit Number           Description
--------------           -----------


(3)(i)1                  Articles of
                         Incorporation

(3)(ii)1                 Bylaws

(10)(i)                  Agreement Between
                         Communaute Urbaine
                         de Quebec and UV Systems
                         Technology, Inc., dated
                         March 7, 1997


(10)(ii)                 Agreement, as
                         amended among
                         UV Systems Technology,
                         Inc., John Gaetz,
                         Douglas Sommerville,
                         Working Opportunity
                         Fund, MDS Ventures Pacific
                         Inc. and the Company dated
                         December 6, 1996

(10)(iii)                Agreement between
                         Douglas Sommerville
                         and the Company dated
                         December 7, 1996

(10)(iv)                 Agreement between
                         John Gaetz and
                         the Company dated
                         December 6, 1996

(10)(v)                  Sample Agreement
                         among minority
                         shareholders of UV
                         Systems Technology, Inc.
                         and the Company, each
                         dated February 28, 1997

(11)                     Statement re:
                         computation of per
                         share earnings

(23)                     Consent of experts
                         and counsel

(27)                     Financial Date
                         Schedule


(99)                     Audited financial
                         Statements for UV
                         System Technology, Inc.,
                         as of August 31, 1996


1 Incorporated by reference to the Registrant's Form 10SB effective January 17, 1997.


              (b) Reports on Form 8-K
                    None

                                      Signatures


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 16, 1997                  Service Systems International, Ltd.



                                       By:
                                             ------------------------------
                                            Ken Fielding, President and
                                            Chief Financial Officer

                          SERVICE SYSTEMS INTERNATIONAL, LTD.
                                      EXHIBIT INDEX

Exhibit Number           Description                  Method of Filing
--------------           -----------                  ----------------

(3)(i)1                  Articles of
                         Incorporation                    --

(3)(ii)1                 Bylaws                           --

(10)(i)                  Agreement Between
                         Communaute Urbaine
                         de Quebec and UV Systems
                         Technology, Inc, dated
                         March 7, 1997                    Filed herewith
                                                          electronically

(10)(ii)                 Agreement, as
                         amended among                    Filed herewith
                         UV Systems Technology,           electronically
                         Inc., John Gaetz,
                         Douglas Sommerville,
                         Working Opportunity
                         Fund, MDS Ventures Pacific
                         Inc. and the Company dated
                         December 6, 1996

(10)(iii)                Agreement between
                         Douglas Sommerville              Filed herewith
                         and the Company dated            electronically
                         December 7, 1996

(10)(iv)                 Agreement between                Filed herewith
                         John Gaetz and                   electronically
                         the Company dated
                         December 6, 1996

(10)(v)                  Sample Agreement
                         among minority
                         shareholders of UV               Filed herewith
                         Systems Technology, Inc.         electronically
                         and the Company, each
                         dated February 28, 1997

(11)                     Statement re:
                         computation of per               Filed herewith
                         share earnings                   electronically

(23)                     Consent of experts
                         and counsel                      Filed herewith
                                                          electronically

(27)                     Financial Date
                         Schedule                         Filed herewith
                                                          electronically

(99)                     Audited financial
                         Statements for UV                Filed herewith
                         System Technology, Inc.          electronically
                         as of August 31, 1996





1    Incorporated by reference to the Registrant's Form 10SB effective January
17, 1997.