Form 10QSB
period 1997-05-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1997-07-15
CIK 1014989

                       U.S. Securities and Exchange Commission

                               Washington, D.C.  20549

                                     Form 10-QSB

(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

              For the quarterly period ended May 31, 1997

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




                  2800 Ingleton Avenue, Burnaby, B.C. Canada V5E 3S5
--------------------------------------------------------------------------------
                       (Address of principal executive offices)



                                     604-451-1069
--------------------------------------------------------------------------------
                             (Issuer's telephone number)




            12840 16th Avenue, Suite 203, White Rock, B.C. Canada V4A 1N6
--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)





    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---



                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY



                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS


    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.   Yes    No
                                                 ---   ---



                         APPLICABLE ONLY TO CORPORATE ISSUERS


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,279,338 as of May 31, 1997.

             Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ----   ----

                                        INDEX
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................2

Consolidated Balance Sheets as of May 31, 1997 and August 31, 1996 (unaudited).3

Consolidated Statements of Operation for the nine months ended
    May 31, 1997 ( unaudited)..................................................4

Consolidated Statements of Cash Flows for the nine months ended
    May 31, 1997 ( unaudited)..................................................5

Computation of Per-Share Income................................................6

Statement of Pro Forma Information.............................................7

Notes to the FINANCIAL STATEMENTS........................................8 and 9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF


         OPERATIONS AND FINANCIAL CONDITIONS...........................10 and 11

Part II  Other Information....................................................12

Signatures....................................................................13

Part 1.       Financial Information

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

Service Systems International, Ltd.
(A Development Stage Company)
Balance Sheet As of May 31, 1997
and August 31, 1996

                                                  (Unaudited)       (Audited)
                                                 Consolidated   Non-Consolidated
                                                 May 31, 1997    August 31, 1996
                                                                   (see Note 1)

                             ASSETS

Current assets:
     Cash                                          $ 10,084            $ 56,988
     Accounts receivable                             70,116                   -
     Inventory                                      421,815                   -
     Prepaid expenses                                13,160                   -
     Held to maturity investment                                              -
     Research credit receivable                     237,794                   -
     Stockholder advance                                  -                 192
                                                 ----------          ----------
                                                    752,970              57,180
Notes Receivable - Affiliate                              -             125,000
Capital Assets (Note 4)                             185,843              43,600
Intangible Assets (Note 5)                           35,638                   -
                                                 ----------          ----------
                                                   $974,451            $225,780
                                                 ----------          ----------
                                                 ----------          ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                              $124,274            $      -
     Accrued liabilities                             11,311                   -
     Vacation pay payable                            10,375                   -
     Customer deposits                                7,242                   -
     Loans from related parties                     749,770              81,833
                                                 ----------          ----------

                                                    902,972              81,833

Long Term Debt (Note 6)                           1,469,660                   -
                                                 ----------          ----------
                                                  2,372,633              81,833
                                                 ----------          ----------
Stockholders' equity:

Common stock, $.001 par value,
     50,000,000 shares authorized, 5,279,338
     and 3,348,000  issued and outstanding
     respectively                                    55,239               3,348
Additional paid-in capital                        1,798,956             382,344

Deficit accumulated during development stage     (3,246,019)           (241,218)
Foreign exchange translation adjustment              (6,359)               (527)
                                                 ----------          ----------
                                                 (1,398,182)            143,947
                                                 ----------          ----------
                                                    974,451            $225,780
                                                 ----------          ----------
                                                 ----------          ----------


                 See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statement of Operations
For the three months and nine months
periods ended May 31, 1997
(Unaudited)


                                               Three months       Nine months
                                               ------------       -----------


Project Revenue                                   $       0        $   25,074

Project costs                                        10,778            58,450

                                              -------------       -----------

Gross Profit (Loss)                                 (10,778)          (33,376)

                                              -------------       -----------



Expenses
    General and administrative                      132,133           288,476
    Research and development                         98,882           175,532
    Selling                                          47,152           103,707

                                              -------------       -----------

                                                    278,167           567,715

                                              -------------       -----------

Net Loss from Operations Before Other Items        (288,945)         (601,091)

Other Items

    Goodwill expensed                                -             (2,347,351)
    Interest Income                                  -                  1,435
    Miscellaneous Income                             -                 20,263
    Adjustment of revenue (Note 3)                  (78,057)          (78,057)
                                              -------------       -----------


Net Loss for the period                            (367,002)       (3,004,801)
                                              -------------       -----------
                                              -------------       -----------



Net Loss per share                               $   (0. 07)       $    (0.65)


                                              -------------       -----------
                                              -------------       -----------

Weighted average shares outstanding               5,266.005         4,656,448

                                              -------------       -----------
                                              -------------       -----------



                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the nine month period ended May 31, 1997
(Unaudited)




                                                                  Nine months
                                                                  -----------


Net Cash (Used By) Operating Activities                           $  (464,792)
                                                                  -----------


Cash flows from investing activities:
    Additions to capital assets                                        (1,270)
    Additions to intangible assets                                     (6,021)
    Increase in notes receivable                                          -
    Acquisition of subsidiary (Note 2)                                  1,537
                                                                  -----------

Net Cash (Used By) Investing Activities                                (5,754)
                                                                  -----------


Cash flows from financing activities:
    Proceeds from sale of stock                                       312,233
    Foreign exchange translation adjustment                            (4,045)
    Proceeds from (repayment of)
                related party borrowings - net                         65,455
                                                                  -----------


Net Cash Provided from Financing Activities                           423,643
                                                                  -----------

Net Increase (Decrease) in Cash                                       (46,904)

Cash - Beginning of Period                                             56,988
                                                                  -----------


Cash - End of Period                                              $    10,084
                                                                  -----------
                                                                  -----------


Income Tax Expense                                                $    -
                                                                  -----------
                                                                  -----------

Non-cash Financing Activity

A total of 1,474,918 shares were issued to acquire 50.689% of a subsidiary (see Note 2)



                   See accompanying notes to financial statements.

Note 1 Summary of Significant Accounting Policies

       The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       The results of operations for the period presented are not necessarily indicative of the results to be expected for the full year. Information for the comparable periods of the fiscal year ended August 31, 1996, is not provided as the information had not been produced in that format and is therefore not readily available.

Note 2 Consolidated Financial Statements

       These interim financial statements include the accounts of the Company, and its newly acquired 50.689% owned subsidiary UV Systems Technology Inc. ("UV"). As UV was acquired on December 1, 1996, results of operations include only the period from December 1, 1996 to May 31, 1997. Comparative figures only include the accounts of the Company.

Note 3 Adjustment of revenue   ($78,057).

       The reversal of the sale to the City of Chilliwack, which is fully discussed in Management's Discussion resulted in an adjustment to the revenue accounts as reflected on the Statement of Operation. In addition the Inventory and Accounts receivable accounts were effected.

       Inventory                   124,793
       Revenue                      78,057

       Accounts receivable        (202,850)

Note 4    Capital Assets

          Capital assets are stated at cost less accumulated depreciation.

                                                                             May 31,      August 31,
                                                                              1997           1996
                                                             Accumulated    Net Book       Net Book
                                                 Cost       Depreciation      Value          Value
                                                   $              $             $              $

          Computer equipment                    28,855          5,902         22,953              -
          Computer software                      3,771            755          3,017              -
          Display equipment                     31,995          7,999         23,996              -
          Office furniture and equipment        25,589          6,397         19,192              -
          Plant jigs, dies, moulds,
                    tools and equipment        115,328         16,547         98,781         43,600
          Leasehold improvements                26,858          8,953         17,905              -
                                              --------       --------       --------       --------
                                               232,395         46,552        185,843         43,600
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

          Depreciation per class of asset:
                                                                                   $              $
          Computer equipment                                                   2,361              -
          Computer software                                                      302              -
          Display equipment                                                    3,199              -
          Office furniture and equipment                                       2,559              -
          Plant jigs, dies, moulds,
                    tools and equipment                                        6,619              -
          Leasehold improvements                                               2,685              -
                                                                            --------       --------
                                                                              17,726              -
                                                                            --------       --------
                                                                            --------       --------


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

          Long Term Debt occurs as a result of the consolidation of UV Systems Technology Inc. (UVST), and the Company. Preferred shares were issued in August 1995 by UVST to the two minority stockholders; Working Opportunity Fund (EVCC) Ltd. (WOF), and MDS Ventures Pacific Inc.(MDS); together holding 49.31 % of UVST. By agreement signed December 6, 1996 with WOF, and MDS, the Company will acquire the remaining common and preferred shares by issuing 250,000 common shares to each to WOF and MDS for 50 % of the preferred shares (long term debt) and issuing a joint secured debt instrument for the remaining 50 %. The common shares are transferred on receipt of funding A copy of this Agreement including details of the purchase transaction was attached to the 10-QSB for the quarter ended February 28, 1997.

Service Systems International, Ltd.
(A Development Stage Company)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL
CONDITION.


The following discussion and analysis should be read in conjunction with the Company Financial Statements and Notes thereto. Information discussed herein may include forward-looking statements regarding events or the financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in the forward-looking statements. Among such factors are: general business and economic conditions; customer acceptance and demand for the Company's products; the Company's overall ability to design, test and introduce new products on a timely basis; the nature of the markets addressed by the Company's products; and other risk factors listed from time to time in documents filed by the Company with the SEC.

BASIS OF PRESENTATION

Information for the comparable periods of the fiscal year ended August 31, 1996, is not provided as the information had not been produced in that format and is therefore not readily available.


MANAGEMENT'S DISCUSSION

The Company is a development stage company which was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the Company's current business was accomplished by the acquisition of a majority interest in UV Systems Technology Inc. (UVST) as discussed below. Through UVST, the Company manufactures and markets the Ultra Guard-TM- ultra violet based patented water treatment system. These products are sold primarily for municipal wastewater disinfection, however the system can also be adapted for treatment of process and industrial wastewater ( where it is currently being applied through UVST's Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

In September 1995 the Company initiated a marketing distribution agreement with UVST, which manufactures equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 the Company entered into a funding agreement with UVST, whereby the Company provided 50% of UVST's operating cash needs for a six-month period, during which time the companies planned to complete a merger. On December 1, 1996, the Company acquired 50.69% of the common stock of UVST from two principals and the minority stockholders. On December 6, 1996, the Company entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. and MDS Ventures Pacific Inc., to acquire the remaining 49.31% common stock and their preferred stock. A copy of this Agreement was filed with the Company's Form 10QSB on April 21, 1997. The effect of these transactions when completed will give the Company 100% ownership of UVST.

UVST, also a development stage company, was incorporated as 479393 B.C. Ltd. pursuant to the Company Act of British Columbia, Canada. On August 14, 1995, 479393 B.C. Ltd.'s name was changed to UV Systems Technology, Inc. UVST has developed and patented an ultraviolet disinfection system called the Ultra Guard-TM-System ("the System"). UVST holds various patents on System components and ultraviolet lamps. One full scale pilot plant System had previously been sold in New Zealand and a promotion full scale demonstration System had been sold into Western Canada.

During the past three months the Company has continued with its System development and testing programs. These programs include the development of both a mechanical and electronic automatic cleaning system to remove the fouling build-up due to suspended solids prevalent in wastewater. The program of development on the mechanical cleaner has shown that the method chosen is viable and does perform the function desired and the Company now has an automatic cleaning method available for resale. Refinements of the cleaning method are continuing and are expected to be completed in the first quarter of fiscal 1998. A temperature control system for use within the System reactor was also completed and is also available for sale as an attachment to the System. The program on the electronic ultrasonic cleaning system is moving forward with the supplier of the ultrasonic equipment; partnering with the Company, providing the test equipment at no cost. Delivery of equipment is scheduled for early August 1997. During this quarter the Company through it's agents continued product marketing. The Company has made proposals to potential clients during this reporting period which in total amounted to potential contract worth of approximately $3.6 million. None of these proposals has yet resulted in contracts with the Company.

In March 1997 the Company received an order for a full scale System for treatment of up to one-fifth of the sewage effluent of Quebec City. In June, 1997 the client requested that the order be delayed until the end of the current year disinfection period (Oct 31,1997). During this non-treatment period the client will have access to and be able to install equipment which will vary the effluent flow to the five treatment channels now containing the competitor's (Trojan Technologies Inc.) equipment. These changes will adjust the effluent flow to allow for differences between the method of effluent flow control used by the Company's UV system and that used by the competitor's UV system. The planned installation of the Company's UV system would then take place and testing is expected to occur in January 1998. On successful completion of testing, the Company plans to negotiate for the installation of a system for treatment of effluent in the four remaining channels, which if successful would result in a total project value estimated at $2.0 million. In addition, the Company plans to make proposals for the retrofit of the competitor equipment at another site of approximately equal size in the same city.

The Company had been unable to complete testing of the full scale demonstration system, at the City of Chilliwack located in Western Canada, due to excessive flows through the Sewage Treatment Plant (flows near double those contracted for). The City was unable to fund the increased cost of the UV equipment required to treat the excessive flows at this time. As a compromise the Company agreed to defer and reverse the sale subject to release of deposit security and continued site use for demonstration, research and development. The release of deposit security provided the Company with $102,232 cash towards its operations (See Results of Operations for the Nine Months Ended May 31, 1997 and Liquidity). Testing of the prototype mechanical cleaning system was performed and continues at this site.

Rework on a previously delivered project identified a manufacturing defect in a purchased electrical component. Having identified the problem permitted the final repairs to be accomplished. Management believes that the solution of this problem will significantly reduce or eliminate the potential of any future repair costs to the Company from these components in existing and future projects.

RESULTS OF OPERATIONS FOR THE NINE  MONTHS ENDED MAY 31, 1997

During the three -month period ended May 31, 1997, the Company had no revenues. This report is the second report for the company. Since no operations occurred during the same period in the fiscal period ended August 31, 1996, no meaningful comparison is practicable at this time.

During this period total cost due to previously delivered projects amounted to $10,778. Operational costs amounting to $278,167 including, General and Administrative Expenses of $132,133, Research and development of $98,882 and Selling Expenses of $ 47,152; totalling $288,945 for the three month period. The adjustment of revenue reported under Other Items resulted in an increase to the loss for the three month and nine month periods in the amount of $78,057 bringing the total adjusted loss for the three month period to $367,002. The Consolidated Balance Sheet was effected as well by the reversal of sale, as discussed in Management's Discussion. Accounts receivable were reduced by $202,850 to $70,116, Customer deposits were reduced by $109,059 to $7,242 held for maturity investments were reduced from $220,417 to $0, and inventory was increased by $126,506. Cash made available to operations was $102,232.

Operation losses of $288,167 for this three month period, plus the previously reported six month period loss provided a before Other Items total loss of $567,715 for the nine months. Included in Other Items are amounts incurred due in part to the acquisition of UVST and in part to the reversal of previous year gross revenue contributed from the sale to the City of Chilliwack (See Management's Discussion). This negative Adjustment to revenue amounted to $78,057.

LIQUIDITY


During the six months ended May 31, 1997, the Company financed its operation in part from proceeds of sales of restricted common stock. Warrants were converted to common stock at $1.25 per share for a total of $50,000. Management/shareholders loans contributed $99,366 and the release of sale (noted above) of the security deposit resulting from the reversal of sale to the City of Chilliweck contributed $102,232. In the short term the Company will continue to fund its operation through internal sources, through private placements of its securities and/or through debt financing. For the longer term, the Company is exploring alternatives to raise additional capital including issuances of additional securities in either private placements or through a public offering. These funds will be used to purchase fixed plant and demonstration equipment, increase engineering and sales staff as necessary and finance operations. Through it agents and representative, the Company will aggressively advertise and work to generate revenue through sales of projects which will be purchased during the next 3 to 6 months. Failure to receive these funds may be expected to have a material adverse effect on the company.

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                             None

ITEM 2.       CHANGES IN SECURITIES

                             None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                             None

ITEM 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             None

ITEM 5.       OTHER INFORMATION

              The address of the Company's main headquarters has been changed from 12840 16th Avenue, Suite 203, White Rock, B.C. Canada to 2800 Ingleton Avenue, Burnaby, B.C. Canada V5E 3S5 and the new phone number is (604) 451-1069

ITEM 6.       EXHIBITS AND REPORTS on Form 8-K

              (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-B)

Exhibit Number             Description
--------------             -----------

(3)(i)                     Articles of
                           Incorporation(1)

(3)(ii)                    Bylaws(1)

(10)(i)                    Agreement Between
                           Communaute Urbaine
                           de Quebec and UV Systems
                           Technology, Inc, dated
                           March 7, 1997(2)

(10)(ii)                   Agreement, as
                           amended among
                           UV Systems Technology,
                           Inc., John Gaetz,
                           Douglas Sommerville,
                           Working Opportunity
                           Fund, MDS Ventures Pacific
                           Inc. and the Company dated
                           December 6, 1996(2)

(10)(iii)                  Agreement between
                           Douglas Sommerville
                           and the Company dated
                           December 7, 1996(2)

(10)(iv)                   Agreement between
                           John Gaetz and
                           the Company dated
                           December 6, 1996(2)

(10)(v)                    Sample Agreement
                           among minority
                           shareholders of UV
                           Systems Technology, Inc.
                           and the Company, each
                           dated February 28, 1997(2)

(11)                       Statement re:
                           computation of per
                           share earnings

(23)                       Consent of experts
                           and counsel

(27)                       Financial Data
                           Schedule

(99)                       Audited financial
                           Statements for UV
                           System Technology, Inc.
                           as of August 31, 1996(2)



(1) Incorporated by reference to the Registrant's Form 10SB effective January 17, 1997.
(2) Incorporated by reference into the Registrant's Form 10QSB filed on April 21, 1997


              (b)  Reports on Form 8-K
                   On April 30, 1997, the Registrant filed a Form 8-K reflecting a sale by the Registrant of the Registrant's common stock pursuant to Regulation S.

                                      Signatures


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated:                       Service Systems International Ltd.



                                  By:
                                       -------------------------
                                       Ken Fielding, President


                                       -------------------------
                                       John Gaetz, Chief
                                       Financial Officer

                         SERVICE SYSTEMS INTERNATIONAL, INC.
                                     EXHIBIT LIST INDEX


Exhibit Number             Description                  Method of Filing
--------------             -----------                  ----------------

(3)(i)                     Articles of
                           Incorporation(1)

(3)(ii)                    Bylaws(1)

(10)(i)                    Agreement Between
                           Communaute Urbaine
                           de Quebec and UV Systems
                           Technology, Inc, dated
                           March 7, 1997(2)

(10)(ii)                   Agreement, as
                           amended among
                           UV Systems Technology,
                           Inc., John Gaetz,
                           Douglas Sommerville,
                           Working Opportunity
                           Fund, MDS Ventures Pacific
                           Inc. and the Company dated
                           December 6, 1996(2)

(10)(iii)                  Agreement between
                           Douglas Sommerville
                           and the Company dated
                           December 7, 1996(2)

(10)(iv)                   Agreement between
                           John Gaetz and
                           the Company dated
                           December 6, 1996(2)

(10)(v)                    Sample Agreement
                           among minority
                           shareholders of UV
                           Systems Technology, Inc.
                           and the Company, each
                           dated February 28, 1997(2)

(11)                       Statement re:                Filed herewith
                           computation of per           electronically
                           share earnings

(23)                       Consent of experts           Filed herewith
                           and counsel                  electronically

(27)                       Financial Data               Filed electronically
                           Schedule                     herewith

(99)                       Audited financial
                           Statements for UV
                           System Technology, Inc.
                           as of August 31, 1996(2)



(1) Incorporated by reference to the Registrant's Form 10SB effective January 17, 1997.
(2) Incorporated by reference into the Registrant's Form 10QSB filed on April 21, 1997