Form 10KSB
period 1997-08-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1997-12-15
CIK 1014989

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................to .......................
                Commission file number................................

                         SERVICE SYSTEMS INTERNATIONAL, LTD.
                    Name of  Small Business Issuer in Its Charter


NEVADA                                           88-0263701
State of Incorporation                           I.R.S. Employer
                                                 Identification No.

2800 INGLETON AVE.,
BURNABY, B.C., CANADA                            V5C 6G7
Address of Principal Executive Offices           Zip code

604-541-1700
Issuer's Telephone Number


Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of  the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
Title of class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

The issuers revenues for its most recent fiscal year were $24,118

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on December 11, 1997 was $0.5975. The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 5,350,591 on December 11, 1997.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FINANCIAL PERFORMANCE OF THE COMPANY, AND IS SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FORM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    Vancouver-based Service Systems International Ltd., through its majority-held subsidiary UV Systems Technology, Inc. ("UVS"), is the manufacturer and marketer of state of the art ultraviolet disinfection systems for wastewater. The Company is committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, ultraviolet-based water treatment systems. Through UVS, the Company holds two United States patents and five international patents on various components of its Ultra Guard -TM- ultraviolet disinfection system, including the flow reactor chamber and discharge weir.

    The Company's executive offices are located at 2800 Ingleton Avenue, Burnaby, B.C., Canada V5C 6G7, and its telephone number is (604) 451-1069. Its facsimile number is (604) 451-1072. References in this document to the "Company" include its consolidated majority-owned subsidiary, UVS, unless the context otherwise requires. ULTRA GUARD- Registered Trademark - and the Company's "WAVY LINES & DESIGNS" logo are registered trademarks of the Company. All other trademarks or tradenames referred to in this document are the property of their respective owners. All monetary figures in the document are in United States dollars unless otherwise indicated. Canadian dollars are indicated as "C$.

COMPANY BACKGROUND

    Incorporated in Nevada in August 1990, the Company was inactive until it
was acquired in July, 1995 by eight Canadian and European individuals.   The
investors intended to develop the Company into the United States marketing arm for UVS' Ultra Guard systems. UVS was incorporated in 1993 in British Columbia. The Company issued 1,600,000 shares of its restricted common stock

("Common Stock") to certain individual stockholders, including an officer of the Company, as reimbursement of cash advanced by them to others for expenses related to the acquisition.

    In furtherance of the Company's marketing objective, the Company entered into an oral agreement, subsequently supported by a written agreement dated September 21, 1995, for marketing rights for the Ultra Guard system in eight Western states. Thereafter, in July 1996, the Company entered into a funding agreement with UVS pursuant to which the Company supplied 50% of UVS' operating capital for a six-month period during which the two companies structured an agreement to complete an acquisition by the Company of UVS. During the period August 1996 through December 7, 1996, the Company acquired 50.69% of the outstanding UVS common stock, from two principals and certain minority shareholders. On December 6, 1996, UVS, the Company, the two former majority shareholders of UVS and the two remaining minority shareholders of UVS, Working Opportunity Fund ("WOF") and MDS Ventures Pacific, Inc. ("MDS") entered into an agreement, subsequently amended, for the Company to acquire the remaining 49.31% of outstanding UVS common stock and retire or convert the MDS and WOF preferred stock, contingent on securing additional financing by September 15, 1997. The agreement was amended on November 24, 1997 to extend the time for securing financing to January 15, 1997. The agreement provides, INTER ALIA, that, (a) the Company will raise at least C$2,000,000 in equity financing for UVS, (b) each of WOF and MDS will convert half of their UVS preferred stock to secured debentures, to be redeemed from each of them by UVS at the rate of C$25,000 per month, or fully redeemed at UVS' option (in which case, WOF and MDS may convert the outstanding balance into Company Common Stock at a rate of C$2.00 principal amount per share), (c) the remaining 50% of UVS preferred stock held by WOF and MDS will be converted into 500,000 shares of Company Common Stock, (d) additional loan amounts owed to WOF and MDS ($454,815 plus interest or $101,825 as of August 31, 1997) will be repaid out of the financing or may be converted by WOF and MDS into Company Common Stock at the rate of C$2.00 per share, (e) all shares of Company Common Stock issued will carry a detachable warrant certificate entitling the holder to purchase, during a four-year period from issuance of the Common Stock, one Common Share for each share issued, at a price of C$2.00 per share, (f) as long as the secured debentures are outstanding, each of WOF and MDS may appoint one Director to the Company's Board of Directors,
(g) the UVS common stock held by WOF and MDS will be transferred to the Company when the financing has occurred and the additional loan amounts have been repaid to WOF and MDS, (h) the Company will ensure that the issued
Common Stock will be or become free-trading, and (i) if financing is not obtained, the Company will forfeit any funds advanced by the Company to UVS (which, as of August 31, 1997, the fiscal year end, were $630,078).


INDUSTRY BACKGROUND

    The treatment of municipal wastewater and drinking water to eliminate contaminants injurious to health and the environment is a worldwide concern. In 1995, the world spent an estimated $335 billion for the purification of drinking water, wastewater treatment and treatment of industrial process water and fluids. By 2000, world spending for drinking water purification and municipal wastewater treatment only is estimated to reach $300 billion per year (plus another $200 billion for industrial treatment needs). In 1984 a United States Environmental Protection Agency survey reported that 15,378 municipal treatment plants were in operation in the United States and projected the number to increase to approximately 21,000 by the year 2000. Of these 15,378 operating in 1984, some of which had either limited or no disinfection, only 107 utilized, or were being constructed and designed for, UV treatment. Many of the existing plants identified in 1984 will require upgrading, retrofitting or replacement to meet new United States environmental standards, at an estimated cost of more than $180 billion.
These, together with the new treatment plants projected to be built, represent the United States municipal wastewater treatment market for the UV treatment industry.

    Typical municipal treatment plants begin the treatment of effluent by settling or filtering out solid wastes. Thereafter, the water must be disinfected. Of the five major factors used to evaluate a disinfection system, four factors, effectiveness, use cost, practicality, and pilot study requirements, relate to the disinfection process itself. The fifth factor, potential adverse effects, relates to the effect of the disinfectant on the environment. Currently, the majority of treatment systems in the United States use chlorination. Other treatment alternatives include, INTER ALIA, ozonation and ultraviolet light.

    The use of chlorination can raise significant environmental concerns. According to a 1986 U.S. Environmental Protection Agency study, MUNICIPAL WASTEWATER DISINFECTION, because of the toxicity of chlorine residuals at low levels and the relatively high limit of detection of chlorine residual test procedures, control of chlorine-induced toxicity in the receiving stream is difficult. Environmental factors such as temperature, pH, alkalinity, suspended solids, chemical oxygen demand and nitrogen containing compounds influence the effectiveness of chlorine disinfection. Adverse environmental impact can include the toxicity of residual chlorine to wildlife and the formation of potentially toxic halogenated organic compounds. Many treatment plants use sulfur dioxide to dechlorinate treated water. This reduces the amount of toxic residuals, but probably does not affect halogenated organics and adds its own negative effect in the receiving water. Transportation of chlorine raises additional concerns because it is extremely volatile and hazardous and is, therefore, difficult to transport safely. In many states, regulations require that all personnel in a treatment facility which uses chlorine be trained in correct handling and safety procedures.

    Ozone, an unstable gas, is an extremely reactive oxidant and a very effective bactericide and virucide which is thought to be beneficial to the environment. However, in some instances, mutagenic and/or carcinogenic compounds have resulted from ozone's use. Ozone treatment can be expensive; ozone must be generated on-site in an expensive process, the ozonation process is relatively complex to operate and maintain, and the equipment costs are high.

    According to a recent study, ULTRAVIOLET DISINFECTION IN MUNICIPAL WATER AND WASTEWATER, the number of UV disinfection systems in the United States will increase from about 1,000 to about 3,000 between 1995 and 2000 and the market will increase from $20 million annually to $100 million annually in the same time period. By the year 2010, half of municipal disinfection systems are expected to use technologies other than chlorine, and use of chlorine will be almost eliminated by 2025. About 56% of chlorine alternative installations are forecast to be UV systems.

    Ultraviolet (UV) light treatment is a non-chemical process the effectiveness of which as a bactericide and virucide has been well-established. Radiation at a wavelength of 254 nm penetrates the cell wall and is absorbed by the cellular nucleic acids, preventing replication of the cell. Because UV is non-chemical, no toxic residues are produced. UV systems are simple to operate and maintain, have almost no adverse environmental impact, and have minimal space requirements. UV is a cost-effective alternative to chlorination and ozonation.

    The installation of UV disinfection systems has been slowed by the large number of low pressure, low intensity ultraviolet lamps required in larger treatment plants, the need to develop better cleaning methods for the UV lamps used in the systems, the cost of power consumption (because of the large numbers of lamps) and the labor cost of annual replacement of the lamps, and a reduction in disinfection performance which can result from high suspended solids concentrations, color, turbidity, and soluble organic matter which reduce the ability of the ultraviolet light to penetrate the fluid (the transmittance of the fluid). The Company believes that a UV system such as provided by the Company which deals with these issues will greatly enhance the marketing opportunities for UV systems as a result of the desire for treatment systems which are environmentally friendly, cost-effective and efficient.

SERVICE SYSTEM'S STRATEGY

    The Company is committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, UV-based water treatment systems. The Company's objective is to become a leading supplier of UV disinfection systems for municipal wastewater and, eventually, for industrial process water and potable water. The Company believes that sensitivity to the environmental effects of current widely-used chlorine treatment and the corresponding need for superior, environmentally friendly, efficient, and cost-effective systems for water disinfection around the world provide numerous opportunities for the Company to expand the scope of its activity, utilizing its state of the art, proprietary UV technology. Key elements of the Company's strategy are:

    TECHNOLOGICAL SUPERIORITY. The Company currently holds patents on the UV lamps, flow control module and flow-balanced weir, components which are used in its treatment system. The system also features several proprietary features which address and correct the perceived problems with respect to cleaning of lamps and variation of intensity for reduction of power consumption and for treatment of different degrees of pollution. The Company intends to improve continuously its UV systems through technological development in response to the expanding needs and applications of the water and wastewater treatment industry.

    EXPANSION OF PRODUCT LINES. The Company's UV technology has the capacity to be applied to many treatment uses. Subject to adequate financing and successful penetration of the wastewater disinfection market, the Company's goal for the next decade is to expand from its current emphasis on wastewater disinfection to the industrial process water and potable water treatment, other fluids treatment and air treatment. Process water treatment is required in industries such as breweries, soft drink producers, pharmaceutical, pulp and paper production, agri-businesses, fisheries, and marine life systems. Potable water treatment is needed for drinking water for normal municipal supply, bottled water and for disaster relief.
Treatment is also needed in bottled and packaged fluids and air conditioning systems.

    ENHANCEMENT AND EXPANSION OF MARKETING EFFORTS. Marketing of the Company's UV systems is largely through agents and representatives in North America and world-wide. To cover more regions and to enhance customer support, the Company is intending to expand this network and, when and if the opportunity arises, to acquire firms serving a similar industry.

    EXPAND INTERNATIONAL SALES. While awareness of the need for water disinfection in North America is high, that awareness in other parts of the world is also beginning to increase and the market for treatment systems is expanding. Because of the compact and adaptable nature of the Company's treatment system, its patented and proprietary technology, and its full-size demonstration units, the Company believes that it has good potential to expand increasingly into the international market and intends to pursue this market aggressively.

THE COMPANY'S PRODUCT

    Through UVS, the Company manufactures and markets its Ultra Guard UV water treatment system under its registered trademark, Ultra
Guard-Registered Trademark-. The Ultra Guard system incorporates patented UVS low-pressure, high intensity, high efficiency UV lamps, infinitely variable ultraviolet lamp controllers, patented UVS high-performance flow control modules, patented flow-balanced weirs, and an automatic quartz sheath cleaning system. A new mechanical cleaning system has been developed and will be introduced in the near future. Currently used primarily for municipal wastewater disinfection, the system can also be adapted for treatment of process and wastewater from industry, where it is currently being applied in the semi-conductor industry, treatment of potable water, juices and other bottled products, and agriculture and aquaculture water treatment.

    UV disinfection systems have the advantage of being relatively simple to operate and maintain. UV disinfection is a physical, rather than chemical, process using UV radiation to permeate bacterial and viral cell walls and prevent the cells from replicating. In competing systems, after solid materials are removed, the effluent is directed through banks of low pressure, low intensity mercury vapor arc lamps producing UV light. In order to disinfect a liquid, the energy must be directed into the liquid as efficiently as possible. As the lamp emits radiation and the distance from the lamp increases, the intensity and the effectiveness of the UV diminishes. Traditionally, maximum exposure has been obtained by utilizing a very large number of low pressure, low intensity lamps through which fluid passes. Murkier fluids require more lamps and closer placement of the lamps in proximity to one another.

    The Company's Ultra Guard system also exposes fluid to UV light for a time sufficient to damage the microorganisms effectively. However, in the Ultra Guard system, fluid passes through a diffuser plate, which evens the flow, then passes through a patented flow reaction chamber where the UV lamp is located, and leaves through the patented flow-balanced discharge weir.

         As effluent enters the intake channel, uneven fluid pressure has, in earlier non-Ultra Guard systems, created variances in the flow rate among the top, middle and bottom layers of effluent, which may result in varying rates of disinfection as flow past the UV lamps varies. Ultra Guard's diffuser screen intercepts the inflow, mixes the layers and ensures uniform column flow, allowing the lamp intensity to be based on a consistent, predictable flow rate. A flow-pacing device determines the volume of effluent flowing toward the disinfection modules. A UV transmission monitor provides continuous readings of the effluent transmission quality, which are fed to the system control center where they are analyzed to select appropriate power settings for UV lamp intensity. In multichannel installations, powered flow-control gates can be provided to balance the flow, control the number of modules in operation, or take a channel off-line for routine maintenance or lamp replacement.

         After passing through the diffuser screen and monitors, the fluid enters the Ultra Guard patented flow-reaction chamber. This process replaces the Company's competitors' straight-through systems that require repeated and continuous exposure to multiple banks of UV lights. With the Ultra Guard system, the fluid oscillation ensures that all influent receives maximum exposure to the UV light from a single lamp. Also, unlike lamps in other systems which are exposed to influent and build up sedimentary deposit, the Ultra Guard chamber is designed to cause the fluid to pass closer to the UV light at higher velocities. This minimizes sedimentary deposit on the quartz sleeve, reducing the frequency of cleaning and allowing the lamps to continue to operate at peak efficiency for longer periods of time. In addition, Ultra Guard has a mechanical quartz sheath cleaner incorporated into its system which simplifies and automates the cleaning process. The combination of the reduced sedimentation and fouling and the automatic cleaning system directly addresses one of the major concerns about the use of UV disinfection systems. The Company believes that this advance will significantly aid its marketing efforts.

    The Ultra Guard patented low-pressure, high intensity, high efficiency UV lamps emit UV light to penetrate murky effluent and reduce fecal coliform counts to acceptable levels. The lamps operate at 40-60% of the electrical power used in low-pressure, low-intensity lamps and 15 to 60% of the electrical power used in medium intensity lamps. The Ultra Guard system also requires up to 90% fewer lamps than most other systems, reducing total electrical consumption even more. Replacement downtime for lamps is minimized because the lamps can be replaced quickly from above while the lamp module remains in the channel. Using data from the in-stream flow sensors and UV monitors, UV output for each lamp can be increased to compensate for unusual quartz sheath fouling and lamp aging. Conventional flap gates and imbalanced weirs often cause UV lamps to be exposed to air, an energy inefficiency. The Ultra Guard patented flow-balanced weir, based on the principle of atmospheric pressure equalization, maintains correct channel depth without movable gates, valves, or other methods requiring operator involvement or special sensors.

    The Ultra Guard system has a compact size. Capacity can be easily increased by expanding the number of channels operating in parallel. For more turbid than normal influent or more stringent than standard effluent regulations, a second lamp module immediately behind the first may be installed. The system can handle flows from 1 gallon to 10 billion gallons per day. Systems are customized to suit specific site conditions and discharge requirements. Single lamp systems cost between $8,000 and $15,000; the cost of systems requiring more lamps is a multiple of that, with volume discounts available for larger sales. Typical systems require one lamp for every 0.5 million gallons of wastewater treated.

CUSTOMERS

    The Company's customers to date have primarily been municipal wastewater treatment facilities. Ultra Guard systems have been installed at two wastewater treatment facilities. The first system was commissioned in February 1995 in Paraparaumu, New Zealand and has been in operation since that time. This municipal wastewater treatment system is designed to treat 580 cubic meters per hour peak flow and is a 12 lamp system. Initially, the system experienced premature lamp burnout in the center sleeve due to a defective lamp controller. This problem has been corrected. The second Ultra Guard system was supplied in August 1995 for Chilliwack, British Columbia, Canada and is a 12 lamp system designed to process a flow of 4.5 million gallons per day (MGD). Due to excessive flows at the plant, up to 8.6 MGD being delivered to the system, the Company has agreed to reverse the sale and is negotiating an agreement with the customer to continue using the site as a facility to test new equipment and components. As of August 31, 1997, the Company had delivered 10 systems to its Japanese distributor for applications in the semiconductor industry and had orders for an additional 10 systems.

    UVS has agreed to deliver a production demonstration unit ("PDU") for effluent testing to two sites in Hong Kong and one in Washington State slated for upgrade to UV disinfection. Testing at the Washington State site is scheduled to begin in late 1998 and the first Hong Kong site is scheduled for Spring 1998. The Company actively bids on new sites in the United States, Canada and internationally. The Company also has a PDU performing pilot testing in Quebec, Canada.

    The Company has been advised that it has been awarded a contract for a System in Montreal, Canada, to be delivered in fiscal 1998, but has not yet executed a binding agreement.

SALES AND MARKETING

    The Company markets the Ultra Guard system both domestically and internationally through UVS. UVS markets the system directly, through two marketing employees with specialized training in wastewater disinfection, and through a network of distributors and representatives. As of August 31, 1997, UVS had 31 distributors and representatives, 17 in North America and 14 internationally. Distributors purchase systems and components for resale in a designated territory on an exclusive basis and provide full service to customers. Some agreements require a distributor to purchase a minimum amount of product each year. Distributorship agreements are performance related and usually have a term of one year. Sales representatives act as agents for UVS to sell UVS systems in designated territories.
Representatives are paid a commission for sales made within their territories. The usual contract is for a period of one year. The Company, through UVS, is continuing to recruit distributors and representatives throughout the world through strategically placed advertisements in international publications and through attendance at international exhibitions such as Globe Foundation, which exhibits bi-yearly. UVS is registered for the exhibition at Vancouver, Canada in March 1998.

    As of August 31, 1997, the Company had sold all of its products outside the United States. It anticipates, however, that its marketing network in the United States, together with its state of the art technology, will enhance its opportunities for sales there and that the United States, with its significant number of publicly-owned treatment works, will become its primary market. The Company expects that its sales will be to diverse wastewater treatment plants in the United States and world-wide and, therefore, other than for initial sales, no one customer is likely to account for more than 10% of its sales, averaged over a five-year period. Because of the size of each project, one project may be expected to represent more than 10% of sales in any given year. The Company is targeting communities of all population sizes.

    As part of its sales effort, the Company has assembled 7 production demonstration units ("PDU's"). Of these, one is used by the Company for research and development, the Company has received deposits from agents for two more to use as demonstration units, and four are awaiting conversion from single lamp to two lamp systems. PDU's are fully functional Ultra Guard systems with all of the patented components and are available for IN SITU testing. They are compact in size and designed for placement next to an existing outflow channel. PDU's can accommodate flow rates from 100 to 800 U.S. gallons per minute, about 8% of the average wastewater treatment plant flow. An inflow pump draws fluid from the existing system discharge at the flow rate required for testing so that the PDU operates, in effect, as part of the treatment system. The testing period generally runs from two to three weeks in duration and is operated by the Company's technicians. In some instances, the staff of the treatment site or the site design engineer's staff operates the PDU.

    The Company advertises through trade publications directed to wastewater treatment, the marketing efforts of its distributors and representative, presentation of technical papers at industry meetings, and meetings with engineers and others involved in treatment plant design. Video tapes and brochures are available for potential customers and for use by distributors and representatives. Many of the marketing opportunities for wastewater treatment systems are made available through "requests for proposal", from public entities and contractor and engineering firms acting for public entities, for systems designed in response to specific criteria. The Company actively responds to RFP's in the United States and throughout the world. As of August 31, 1997, the Company had eight responses to RFP's pending. The Company responds to two to four RFP'S a week.

COMPETITION

    The Company competes with producers, many of which are more established and have significantly greater resources than the Company, of other UV water treatment systems and of other water treatment technologies. Other major technologies currently in use include chlorination, chlorination and dechlorination, and ozonation. Competitive factors include effectiveness, use cost, practicality, pilot study requirements and potential adverse environmental effects.

    Of all of the disinfection technologies, including UV, in use, the most prevalent is chlorination (or chlorination with dechlorination). Chlorination has been the predominant treatment modality in municipal wastewater and industrial process water systems in the United States and world-wide, are chlorine-based systems. However, because of environmental concerns, the Company expects the use of chlorine to decrease significantly over the next three decades. An industry survey has forecasted that over half of chlorine alternative installations will be UV. See "--INDUSTRY BACKGROUND."

    In the Company's primary business of wastewater and process water treatment, the Company competes primarily with producers of chlorination disinfection systems and with other UV system manufacturers. While it also competes with ozonation systems, ozonation is more commonly used for drinking water purification.

    Wastewater and process water disinfection system manufacturers with which the Company competes include, in the United States market, Trojan Technologies Inc., Wedeco, Infilco-Degremont, Inc., Hanovia/Aquionics, Inc., and Fisher-Porter/Elsay Bailey, Inc., estimated to represent, respectively, 50%, 20%, 13%,10% and 7% of the sales in the world-wide market, of which about 80% are United States-based sales. Trojan focuses on UV applications for use in the sewage wastewater industry and is the largest producer of the product (the medium pressure lamp UV4000) which directly competes with the Company's low pressure, high intensity lamps, and open channel system. The Company believes, however, that the Company's systems are technologically superior to Trojan's. Trojan has reported its sales as of its 1996 fiscal year end to be about C$51.5 million. Hanovia competes primarily in the potable water European market. Infilco-Degremont, Wedeco and Fisher Porter sell UV systems of the low pressure, low intensity type and have recently introduced medium pressure lamp systems comparable to the Trojan UV4000.

    Compared to competing systems, the Company's Ultra Guard systems are more compact and use less land area, consume 40 to 60% of the electrical power used in low pressure, low intensity systems and 15 to 60% of the electrical power used in Trojan's UV4000, and, therefore, have lower life-cycle operating costs. The Company's systems treat very poor quality effluents, have better hydraulic performance, can be demonstrated using a full-scale, single lamp unit, and have an automated lamp cleaning system. All these factors combined provide, the Company believes, substantially better quality discharge in terms of total fecal coliform concentrations, and reduce capital and operating costs compared to competitors.

PATENTS AND TRADEMARKS

    The Company, through UVS, holds patents to key components of its Ultra Guard systems. These include United States and International Patent Protection Treaty patents on the UV sterilizer system and the weir, as well as patents on the UV lamp technology in the United States, France, Canada, the United Kingdom, the Netherlands, Germany, Japan, and Switzerland. The patents on the lamps expire at various times before the year 2000; however, due to the technology and cost involved in manufacturing the lamp and the compatible electronics needed to operate the lamps, the Company believes that the expiration of the patents should not materially affect the Company's business. With the patents the Company holds on other key components in the Ultra Guard system, competing systems, even if they use the Company's lamps, would operate at about 50% of the treatment capability of the Company's system. The patents on the other patented key components were recently issued in the United States and will extend into the year 2018. Some of the Company's patented technology, such as the flow reaction chamber, was developed as "work for hire" and, as such, can be subject to claim by the individual(s) who developed it. The developer of the flow reaction chamber advised the Company that he believed that the U.S. patent has reverted to him under the terms of the assignment to the Company. The Company vigorously denied this assertion, which it believes to be unfounded, and has received no other communication from the developer. The Company believes that, in any event, other configurations could be readily used.

    In addition, the Company holds registered trademarks on "ULTRAGUARD" and on its "wavy lines and design" logo in the United States and Canada.

REGULATORY MATTERS

    The Company's business and manufacturing are conducted from British Columbia, Canada and are not subject to any special regulatory requirements not applicable to manufacturing businesses in general in Canada and the United States. Environmental regulations that apply to the sewage industry are specific to the effluent being delivered to the receiving waters and must be complied with by the wastewater treatment plant. In the United States, wastewater and process water treatment plants must comply with clean water standards set by the Environmental Protection Agency under the authority of the Clean Water Act and standards set by states and local communities. Through the RFP process, the regulations are passed on to the Company in the system design requirements. These RFP's detail specifications for the system, including the effectiveness required to meet any regulatory requirements. Compliance with microbiological standards is, however, determined by subsequent operation of the wastewater treatment plant and is, unless the Company's treatment system failed to comply with specifications for some reason (a problem the Company uses great effort to avoid), generally the responsibility of the plant. However, it is possible that the inaccuracy or inadequacy of those specifications and the Company's potential liability if not indemnified, and the possibility that the Company will be required to comply with future direct regulation of the Company by future laws or regulations (including environmental laws), could materially adversely affect the Company's business and operations.

    The Company is not aware of any regulations which would adversely affect its ability to market its systems; the effectiveness of the Company's system enhances the Company's ability to respond to RFP's complying with the applicable sections of the stringent regulatory clean water standards.

    Because wastewater treatment systems require, in many jurisdictions including the United States, permits from environmental regulatory agencies, delays in permitting could cause delays in construction or usage of the Company's systems by a customer, which, in turn, could have a material adverse impact on the Company. In addition, many of the Company's customers will rely on municipal financing for the purchase of the Company's UV systems. Sales to these customers may be adversely affected by delays in obtaining, or the unavailability of, such funds caused by budgetary constraints or the bureaucratic process.

MANUFACTURING

    The Company's Ultra Guard systems are assembled at its UVS facility. Components for the systems are manufactured by a variety of Canadian, United States and international suppliers. The Company obtains its UV lamps and controllers for the systems from a sole supplier for each. To ensure against any interruption of supply should one of these suppliers be unable or unwilling to provide the parts as required, the Company is in the process of identifying and arranging for alternative sources for these components.

RESEARCH AND DEVELOPMENT

    The Company considers its research and development efforts to be a key component of its business strategy. As of August 31, 1997, the Company, including UVS, had six employees, with a combined 75 years of related experience, collaborating on product development activities. The Company also used lamp design and computer software consultants to assist in product development decisions. The Company's current research and development efforts are focused on alternative sheath cleaning technology, including the use of ultrasonic methods, and on systems automation. Future efforts will focus on expanding and developing the Ultra Guard technology and equipment for applications, such as industrial process water treatment units, in addition to sewage effluent disinfection. On a combined pro forma basis (see
Note 13 to the Consolidated Financial Statements) assuming the acquisition of the majority of UVS outstanding common stock had occurred, the Company's research and development expense in fiscal 1996 was $317,190 and in fiscal 1997 was $380,213.

EMPLOYEES

    As of August 31, 1997, Service Systems had one full-time employee, and UVS had 10 full-time employees. The Service Systems employee was engaged in management. The UVS employees were engaged in production, design, and development of the Ultra Guard systems and technology and in office services for the business. The consultants/employees for the registrant are paid through its subsidiary, UV Systems.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's executive officers were moved in July 1997 from White Rock, British Columbia, Canada, into the UVS premises at 2800 Ingleton Avenue, Burnaby, British Columbia. The Company also leases, on a month-to-month basis, an office maintained by two consultants in an office complex in Phoenix, Arizona.

    The UVS leased premises have 2,537 square feet of executive offices and 9,088 square feet of manufacturing facilities. The lease term is for a period of five years, expiring September 2000, with an option to renew for an additional five-year term. The Company anticipates that these facilities will be adequate for five years, with a need for additional storage space in year three.

    The Company maintains an insurance plan covering all of its facilities and contents, as well as general liability insurance in an amount considered adequate in the industry (although no assurance can be given that the amount will, in fact, be sufficient should a claim arise).

ITEM 3.  LEGAL PROCEEDINGS

    The Company knows of no legal proceedings either pending or threatened against it or its property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the year covered by this report.

                                       PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

    The Company's Common Stock is traded in the over-the-counter market and is listed on the Nasdaq Bulletin Board under the symbol "SVSY". The following table sets forth for the periods indicated the high and low bid prices of the Company's Common Stock as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company's Common Stock commenced trading on the over-the-counter market in September 1995, before which there was no market for the securities of the Company.

                                            High      Low
                                            ----      ---

    FISCAL YEAR 1995
      Quarter ended November 30, 1994     - __        __
      Quarter ended February 28, 1995     - __        __
      Quarter ended May 31, 1995            __        __
      Quarter ended August 31, 1995         __        __

    FISCAL YEAR 1996
      Quarter ended November 30, 1995       2.00      .075
      Quarter ended February 28, 1996       3.50      1.25
      Quarter ended May 31, 1996            3.20      1.6875
      Quarter ended August 31, 1996         2.125     1.1875

    FISCAL YEAR 1997
      Quarter ended November 30, 1996       3.00      1.25
      Quarter ended February 28, 1997       2.0625    0.19375

      Quarter ended May 31, 1997            3.00      1.125
      Quarter ended August 31, 1997         2.060     1.00


    As of August 31, 1997, there were approximately 71 holders of record of the Common Stock.

    The Company has never had earnings and has never paid cash dividends on its Common Stock. The Company intends to retain future earnings, if any, to provide funds for business operations and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

    Since the acquisition of the Company on September 1, 1995, the Company has issued the following securities in exempt transactions. In all cases, the securities were issued to sophisticated investors who were given full access to information about the Company and its business. No discounts or commissions were paid to any person in connection with these sales.

CHANGE IN CONTROL. The Company was inactive until it was acquired on September 1, 1995, by eight Canadian and European individuals. The investors intended to develop the Company into the Unites States marketing arm for UVS' Ultra Guard systems. The Company issued 1,600,000 shares of its restricted common stock to certain individual stockholders, including an officer of the Company, as reimbursement of cash advanced by them to others for expenses related to the acquisition. See "Company Background." All of these shares of Common Stock were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 ("1933 Act") by reason of the sophistication of the purchasers and/or their relationships to sophisticated and knowledgeable purchasers.

ACQUISITION OF UVS. During September of 1996, the Company exchanged 274,918 shares of Common Stock with 27 minority holders of the common stock of UVS, a Canadian company. Thereafter, in December, the Company exchanged 600,000 shares of Common Stock, and issued warrants for a like number of shares (exercisable at C$2.00 per share), for the UVS common stock held by each of
D. F. Sommerville (then president of UVS) and John R. Gaetz (vice president of UVS), giving the Company, together with the earlier minority interest shares acquired, majority ownership of UVS. These shares were issued under the exemption provided by Section 4(2) of the 1933 Act with representations from the purchasers as to their investment intent, their access to information and their sophistication.

OTHER SALES

    The Company also made the following cash sales in Canada pursuant to the exemption afforded by Regulation S before the Company became subject to the Securities and Exchange Commission reporting requirements:

-----------------------------------------------------------------------------
Name                  Date     Units                    Price
-----------------------------------------------------------------------------
Thomas O'Flynn        9/96      86,000 shares           $0.75 per unit
                                86,000 warrants
                                common stock

Terry Henning         10/96     20,000 shares           $0.75 per unit
                                20,000 warrants
                                common stock

Dale/Sharon Gaunt     10/96     20,000 shares           $0.75 per unit
                                20,000 warrants
                                common stock

Diane Smith           10/96     100,000 shares          $0.75 per unit
                                100,000 warrants

Rocha Holdings Ltd    10/96     25,420 shares           $0.75 per unit
                                25,420 warrants
                                common stock

Albion Corporation    10/96     20,000 shares           $0.75 per unit
                                20,000 warrants
                                common stock

Barnaby Investments   10/96     20,000 shares           $0.75 per unit
                                20,000 warrants
                                common stock
-----------------------------------------------------------------------------

Service Systems International, Ltd.
(A Development Stage Company)

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL
CONDITION.

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

BASIS OF PRESENTATION

    The financial statements include accounts of the Company, and its 50.7% owned subsidiary, UVS. As UVS was acquired on December 1, 1996, results of operations include only the period from December 1, 1996 to August 31, 1997. Comparative figures only include the accounts of the Company. See Note 3 to the Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION

    The Company is a development stage company which was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the Company's current business was accompanied by a change of ownership. Through UVS, the Company manufactures and markets its Ultra Guard-Registered Trademark- ultra violet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater ( where it is currently being applied through UVST's Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

    In September 1995 the Company initiated a marketing distribution agreement with UV Systems Technology Inc., a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 the Company entered into a funding agreement with UV Systems Technology Inc., (UVS) whereby the Company provided 50% of UVS' operating cash needs for a six-month period. On December 1, 1996, the Company acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On December 6, 1996, the Company entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. and MDS Ventures Pacific Inc., to acquire the remaining 49.31% common stock and their preferred stock. The effect of these transactions when and if completed will be to give the Company 100% ownership of UVS. See "Item 1. Business".

    During the period from December 1, 1996, the majority acquisition date, the Company has continued with UVS' System development and testing programs. These programs include the development of both a mechanical and electronic automatic cleaning system, in addition to its already existing quartz sheath system, to remove the fouling build-up due to suspended solids prevalent in wastewater.
The program of development on the mechanical cleaner determined that the method chosen is viable and does perform the function desired. Field testing of the mechanical wiper cleaning system is currently ongoing at a Production Demonstration Unit (PDU) test site at Ville de Repentigney near Montreal, Quebec. The test results concluded that the cleaning system performs above anticipated levels. Refinements of the mechanical components will continue, to determine the most reliable and economical parts, but components have been selected to be used in the first products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during temperatures ranging down to MINUS 8 DEG. Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature will be included on all future products the benefits being, instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings and expected longer lamp-in-service life. To the Company's knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Development of the electronic ultrasonic cleaning system is still in process. The supplier of the ultrasonic equipment, who is partnering with the Company and has provided the prototype equipment for testing at no cost, delivered the equipment in early October. The ultrasonic equipment has been installed on a UV module but to date testing has not commenced.

    In March 1997 the Company received an order for a full scale System to treat one-fifth of a major Eastern Canadian city's sewage effluent. In June, the client requested that the order be delayed until the end of the current year disinfection period (Oct 31,1997). No further activity has occurred at this site pending a meeting to discuss the preparation of the site for the installation of the full scale system. At this meeting, the parties expect to determine a final configuration which will allow the use of the Company's, Ultra Guard-Registered Trademark- UV equipment alongside the existing Trojan Technologies Inc. equipment. These configuration changes will adjust the effluent flow to allow for differences between the method of effluent flow control used by the Company's UV System and that used by the Trojan UV system. The target date for the planned installation of the Company's UV system has not yet been determined. On completion of testing and if testing is successful, the Company expects to negotiate for the four remaining channels, a total project value estimated at C$2.0 million, as well as the retrofit of the Trojan equipment at another site of approximately equal size in the same city, but the Company cannot assure that the negotiations will be successful.

    The Company had been unable to complete testing of the full scale demonstration system at the City of Chilliwack located in Western Canada due to excessive flows through the Sewage Treatment Plant (flows near double those contracted for). The City is unable to fund the increased cost of the UV equipment required to treat the excessive flows at this time. As a compromise, the Company agreed to defer and reverse the sale and a deposit of $102,232 was released to the Company. Testing continues at this demonstration site. During the last quarter of the reporting period and up to date of filing, negotiation on the future of this site continued without final resolution.

    Rework on a project delivered in 1995 by UVS identified a manufacturing defect in a purchased electrical component. Identification and repair of this problem have significantly reduced warranty costs at this site. The final work of providing automatic flow pacing is currently being tested and on successful completion will fulfill contractual requirements and permit release of final hold back funds in the amount of C$81,291.

    The Company has been advised that it has been awarded a contract for a System in Montreal, Canada, to be delivered in fiscal 1998, but has not yet executed a binding agreement.

    During the fourth quarter of the reporting period, as the level of research and development reduced, the Company was able to reduce operating costs by reducing its workforce in September. In addition, in July the Company moved its operations into UVS premises. This action reduced overhead costs and permitted the Company to provide hands on direction to UVS. The total combined workforce, including subcontracted employees, now stands at 10.

    In August 1997 one International Sales Agent, Bio Light, S.A. located in Santiago, was signed to promote the Company's products in Chile. Since signing, projects valued in excess of $400,000 have been tendered, although none has been awarded to date and the Company cannot assure that any will be awarded to the Company.

    Now that the research and development efforts needed to produce a consistent and reliable UV reactor have been completed, activity in sales and marketing has been increased with the engagement of a new Vice President - Sales and Marketing. With the increased effort, orders for two projects, one at C$127,000 and one at C$402,000, are anticipated to be awarded to the Company by December 31, 1997, although no assurance can be given that either will, in fact, be awarded to the Company. The project for C$402,000 in Quebec, Canada, is currently performing pilot testing with the Company's Production
Demonstration Unit (PDU). The test performance to date has met or exceeded expectations, and discussions on final equipment details commenced in November 1997. The Company believes, based on their specifications, that three projects in North Carolina valued at about $2,000,000 may be ordered by the end of February 1998. An anticipated project in Hong Kong has been tendered, and the Company is actively attempting to secure this business, although no decision has been made. Shipment and billing of the majority of any of these sales which may be made in fiscal 1998 (which the Company cannot assure) will not occur until fiscal 1999.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED AUGUST 31, 1997

    During the twelve-month period ended August 31, 1997, the Company had revenues of $24,118. Project costs of $75,325 were reported,including under-recovery of plant overheads amounting $41,431.
    During the twelve-month period ended August 31, 1997, operational costs of $921,510 (including, general and administrative expense of $453,152, research and development expense of $312,441, and selling expense of $155,917) brought the Net Loss from Operations Before Other Items for the year to $972,717. General and administrative expense in fiscal 1997 increased by $211,934 to $453,152 from $241,218 for fiscal 1996 due to the significant increase in Company operations resulting from the majority acquisition of UVS. The Net Loss from Operations Before Other Items, added to the loss from Other Items of $1,398,425, (primarily due to goodwill in the amount of $363,811 amortized in the 1997 fiscal year in connection with the UVS acquisition (see Note 4 to the Consolidated Financial Statements) and $79,463 in interest paid largely on UVS debt owed to minority shareholders), brought the net loss for the period to $1,398,425.

LIQUIDITY

    The nature of the Company's business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments, if and when sales are made. In addition, the Company is dependent for sales, other than those to a licensee which is obligated to purchase agreed upon system components from the Company, on awards of water treatment system contracts for non-recurring projects. Also, many of the Company's contracts may be expected to include provision for retainage, entitling the other party to the contract to withhold, for a given period of time, a specified portion of the payment until after completion of a project. For these reasons, among others, the Company may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

    Because the Company's sales of Ultra Guard systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made, sales on both an annual and quarterly basis are subject to fluctuations which are often beyond the Company's control.

    In addition, the Company requires and will require financing over and above its current resources to sustain its operations and expand its marketing efforts. There can be no assurance that the additional financing can be timely obtained on terms acceptable to the Company, if at all.

    During the twelve months ended August 31, 1997, the Company financed its operations in part from proceeds of sales of restricted common stock, loans from related parties and minority shareholders of UVS, and sale of 12% convertible debentures. Loans from related parties and minority shareholders of UVS increased in fiscal 1997 by $835,360 to $917,193 from $81,833 due to the Company's cash flow needs arising out of its significantly increased operations resulting from its majority acquisition of UVS. In June 1997 the Company signed an agreement with London Select Enterprises, Ltd. as Broker, to place, in an offering conducted in compliance with Regulation S, promulgated under the Securities Act of 1933, up to $750,000 face amount, 12% one year convertible debentures due July 31, 1998 if not earlier redeemed. Each debenture is being sold at 80% of face value and is convertible into Common Stock of the Company at a conversion price of 20% below the closing bid price of the Common Stock immediately preceding the date of conversion or 20 % below the 5 day average closing bid price of the Company's Common Stock immediately preceding the closing date. The Company has the option to place an additional $750,000 on the same terms. At August 31, 1997 a total face amount of $94,000 was subscribed for. During the period from August 31, 1997 to October 23, 1997, additional face amount subscriptions totaling $631,585 were received.

    Because the Company expects to have only limited revenues from sales during fiscal 1998, the Company will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund expanded marketing operations, general operational expenses, and manufacturing of products sold, and to complete the purchase of the remaining unowned 49.31% common stock of UVS. Except as previously indicated, no arrangements are currently in place to raise funds, although the Company actively continues to seek sources. Failure to receive these funds may be expected to have a material adverse effect on the Company.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors' - August 31, 1997. . . . . . . . . . . . .  25

Report of Independent Auditors' - August 31, 1996. . . . . . . . . . . . .  26

Consolidated Balance Sheets as of August 31, 1997 and 1996 . . . . . . . .  27

Consolidated Statements of Operations from September 1, 1995
(Date of Inception) to August 31, 1997 and for the years
ended August 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .  28

Consolidated Statement of Changes in Stockholder's Equity
Accumulated from September 1, 1995 (Date of Inception)
to August 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Consolidated Statements of Cash Flows Accumulated from
September 1, 1995 (Date of Inception) to August 31, 1997
and for the years ended August 31, 1997 and 1996 . . . . . . . . . . . . 30-31

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . 32-38

                           REPORT OF INDEPENDENT AUDITORS'


    To:  Board of Directors and Stockholders
         Service Systems International, Ltd.


We have audited the accompanying consolidated balance sheet of Service Systems International, Ltd. (A Development Stage Company) as of August 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Systems International, Ltd. (A Development Stage Company) as of August 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated material revenues or profitable operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.


                                       "Elliott Tulk Pryce Anderson"

                                  Elliott, Tulk, Pryce, Anderson
                                  Chartered Accountants

Vancouver, British Columbia, Canada
November 20, 1997

                           REPORT OF INDEPENDENT AUDITORS'


Shareholders and Board of Directors
Service Systems International, Ltd.


We have audited the accompanying consolidated balance sheet of Service Systems International, Ltd. (a development stage Company) as of August 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Service Systems International, Ltd. (a development stage company) as of August 31, 1996, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                            "Winter, Scheifley & Associates"

                                       Winter, Scheifley & Associates, P.C.
                                       Certified Public Accountants
Englewood, Colorado
March 11, 1997

Service Systems International, Ltd.

(A Development Stage Company)

Consolidated Balance Sheets



                                                     August 31,     August 31,
                                                        1997           1996
                                                                   (See Note 3)
                                                          $              $
              Assets
Current Assets
         Cash                                               639         56,988
         Accounts receivable                             63,031              -
         Inventory                                      357,008              -
         Prepaid expenses                                12,550              -
         Research credit receivable                     244,791              -
         Stockholder advance                                  -            192
                                                     ----------      ---------
              Total current assets                      678,019         57,180

Notes receivable - Affiliate                                  -        125,000
Capital assets (Note 5)                                 173,304         43,600
Goodwill - net of amortization                        2,061,597              -
Patents (Note 6)                                         36,658              -
                                                     ----------      ---------
                                                      2,949,578        225,780
                                                     ----------      ---------
                                                     ----------      ---------
              Liabilities and Stockholders' Equity
Current Liabilities
         Cheques issued in excess of funds on
           deposit                                        8,752              -
         Accounts payable                               181,009              -
         Accrued liabilities                             32,311              -
         Vacation pay payable                            10,364
         Customer deposits                               19,212              -
         Loan payable - other                            21,206              -
         Amounts owing to related parties (Note 7)      360,553         81,833
         Loans payable - minority stockholders of
           subsidiary (Note 8)                          556,640              -
                                                     ----------      ---------
              Total current liabilities               1,190,047         81,833

Long-term debt (Note 10)                              1,469,660              -
Convertible Debenture (Note 9)                           76,268              -
                                                     ----------      ---------
                                                      2,735,975         81,833
                                                     ----------      ---------
Commitments and Contingencies
  (Notes 1, 9, 10 and 11)

Stockholders' Equity

Common stock (Note 11), $.001 par value,
         50,000,000 shares authorized,
           5,279,338 and 3,348,000 issued
           and outstanding respectively                   5,279          3,348
Additional paid-in capital                            1,847,967        382,344

Deficit Accumulated During The Development Stage     (1,639,643)      (241,218)
Foreign exchange translation adjustment                       -           (527)
                                                   ------------    -----------
                                                        213,603        143,947
                                                   ------------    -----------
                                                      2,949,578        225,780

              (See accompanying notes to financial statements)

Service Systems International, Ltd.

(A Development Stage Company)

Consolidated Statements of Operations

                                              Cumulative from      Year to        Year to
                                            September 1, 1995     August 31,     August 31,
                                           (date of inception)       1997           1996
                                           to August 31, 1997                     (Note 3)
                                                      $               $              $
Project Revenue                                     24,118          24,118              -
Project Costs                                      (75,325)        (75,325)             -
                                                ----------      ----------       --------
Gross Profit (Loss)                                (51,207)        (51,207)             -
                                                ----------      ----------       --------

Expenses
    General and administrative                     694,370         453,152        241,218
    Research and development                       312,441         312,441              -
    Selling                                        155,917         155,917              -
                                                ----------      ----------       --------
                                                (1,162,728)       (921,510)      (241,218)
                                                ----------      ----------       --------
Net Loss from Operations Before Other Items     (1,213,935)       (972,717)      (241,218)

Other Items

    Amortization of goodwill                      (363,811)       (363,811)             -
    Foreign exchange translation loss               (9,283)         (9,283)             -
    Interest expense                               (79,463)        (79,463)             -
    Interest income                                 18,677          18,677              -
    Other income                                     8,172           8,172              -
                                                ----------      ----------       --------
Net Loss                                        (1,639,643)     (1,398,425)      (241,218)
                                                ----------      ----------       --------
                                                ----------      ----------       --------

Net Loss per share                                                   (0.29)         (0.08)
                                                                ----------       --------
                                                                ----------       --------

Weighted average shares outstanding                              4,812,170      3,063,833
                                                                ----------       --------
                                                                ----------       --------

              (See accompanying notes to financial statements)

Service Systems International, Ltd.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity Accumulated


From September 1, 1995 (Date of Inception) to August 31, 1997



                                                                                                Deficit
                                                                                              Accumulated
                                                                                 Additional   During the
                                                                    Common         Paid-in    Development
                                                      Shares         Stock         Capital        Stage
                                                         #             $               $             $
Balance at September 1, 1995 (date of inception)   1,400,000          1,400          (1,400)            -
Issuance of stock for expenses:
   September, 1995 at $0.05 per share
   (Note 11)                                       1,600,000          1,600          78,400
Issuance of stock in private sales:
   October, 1995 at $0.50 per share                   20,000             20           9,980
   November, 1995 at $0.50 per share                  10,000             10           4,990
   April, 1996 at $1.33 per share                     38,000             38          50,654
   June, 1996 at $1.25 per share                      44,000             44          54,956
   July, 1996 at $0.75 per share                     220,000            220         164,780
   July, 1996 at $1.25 per share                      16,000             16          19,984
Net loss for the year                                                                            (241,218)
                                                   ---------      ---------       ---------     ---------
Balance August 31, 1996                            3,348,000          3,348         382,344      (241,218)

Issuance of stock for acquisition of 50.7%
   of UV Systems Technology Inc. at a deemed
   fair market value of $0.75 per share            1,474,918          1,475       1,104,714

Issuance of stock in private sales:
   February, 1997 at $0.75 per share                 241,420            241         179,874
   April, 1997 at $0.75 per share                    175,000            175         131,075

Issuance of stock for conversion of
   warrants:
     Class "A' warrants converted
     May, 1997 at $1.25 per share                     40,000             40          49,960

Net loss for the year                                                                          (1,398,425)
                                                   ---------      ---------       ---------     ---------
Balance August 31, 1997                            5,279,338          5,279       1,847,967    (1,639,643)
                                                   ---------      ---------       ---------     ---------
                                                   ---------      ---------       ---------     ---------

              (See accompanying notes to financial statements)

Service Systems International, Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows



                                                             Cumulative from      Year to       Year to
                                                            September 1, 1995    August 31,    August 31,
                                                           (date of inception)      1997           1996
                                                           to August 31, 1997                     (Note 3)
                                                                      $               $              $
Cash Flows to Operating Activities

          Net loss                                               (1,639,643)     (1,398,425)     (241,218)

Adjustments to reconcile net loss to cash

          Amortization of goodwill                                  363,811         363,811             -
          Depreciation                                               37,176          37,176             -
          Foreign exchange translation adjustment                         -             527          (527)
          Stock issued for expenses                                  80,000               -        80,000

Change in non-cash working capital items

          Decrease in accounts receivable                            18,152          18,152             -
          Decrease in inventory                                      50,010          50,010             -
          (Increase) in prepaid expenses                               (720)           (720)            -
          (Increase) in research credit receivable                  (34,221)        (34,221)            -
          (Decrease) in accounts payable, accrued
            liabilities, vacation pay payable and
            customer deposits                                       (50,676)        (50,676)            -
                                                                 ----------      ----------      --------
Net Cash Used in Operating Activities                            (1,176,111)     (1,014,366)     (161,745)
                                                                 ----------      ----------      --------
Cash Flows (to) from Investing Activities
          Acquisition of a subsidiary (Note 4)                        1,537           1,537             -
          Capital assets acquired                                   (51,781)         (8,181)      (43,600)
          Additions to intangible assets                             (7,041)         (7,041)            -
          Proceeds from held to maturity
            investments maturing                                    221,357         221,357             -
          (Increase) decrease in notes receivable                         -         125,000      (125,000)
                                                                 ----------      ----------      --------
Net Cash (Used in) Provided by Investing Activities                 164,072         332,672      (168,600)
                                                                 ----------      ----------      --------

              (See accompanying notes to financial statements)

Service Systems International, Ltd.

(A Development Stage Company)

Consolidated Statements of Cash Flows


                                                            Cumulative from        Year to      Year to
                                                            September 1, 1995    August 31,    August 31,
                                                           (date of inception)       1997         1996
                                                           to August 31, 1997                   (Note 3)
                                                                      $                $             $
Cash Flows from Financing Activities
          Cheques issued in excess of funds on
            deposit                                                 8,752             8,752             -
          Common stock sold for cash                              667,057           361,365       305,692
          Increase in loan payable - other                         21,206            21,206             -
          Increase (decrease) in amounts owing to
            related parties                                        67,107           (14,534)       81,641
          Increase in loans payable to minority
            shareholders of subsidiary                            172,288           172,288             -
          Proceeds from convertible debenture                      76,268            76,268             -
                                                                ---------           -------       -------
Net Cash Provided by Financing Activities                       1,012,678           625,345       387,333
                                                                ---------           -------       -------
Increase (decrease) in cash                                           639           (56,349)       56,988
Cash - beginning of period                                              -            56,988             -
                                                                ---------           -------       -------
Cash - end of period                                                  639               639        56,988
                                                                ---------           -------       -------
                                                                ---------           -------       -------

Non-Cash Financing Activity
          The Company issued 1,474,918 shares
          at deemed value of $0.75 per share for
          acquisition of a subsidiary (See Note 4)              1,106,189         1,106,189             -
                                                                ---------           -------       -------
                                                                ---------           -------       -------

Supplemental cash flow information:

          Cash paid for interest                                        -                 -             -
          Cash paid for income taxes                                    -                 -             -


              (See accompanying notes to financial statements)

Service Systems International, Ltd.

(A Development Stage Company)

Notes to the Consolidated Financial Statements



1.   Development Stage Company

     The Company is a development stage company which was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of the Company's current business was accompanied by a change of ownership. See Note 4 regarding acquisition of UV Systems Technology Inc. ("UVST") on December 1, 1996. Through UVST, the Company manufactures and markets its Ultra Guard -TM- ultra violet based patented water treatment system. These products are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquaculture water treatment.

     In a development stage company, management devotes most of its activities to establishing a new business. Planned principal activities have not yet produced significant revenue. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing and develop the market for its products.

     The Company has raised $457,868 of additional funds subsequent to August 31, 1997 pursuant to completion of a convertible debenture issue. The Company plans to raise additional funds through private placements or a public offering.

2.   Significant Accounting Policies

     Cash and cash equivalents

     Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are stated at cost which approximate market.

     Fixed assets

     Fixed assets are recorded at cost. Depreciation is computed utilizing the straight-line method using an estimated useful life of five years for all asset categories.

     Revenue recognition

     Product sales will be recognized at the time goods are shipped. System and project revenue will be recognized utilizing the percentage of completion method which recognizes project revenue and profit during construction based on expected total profit and estimated progress towards completion during the reporting period. All related costs are recognized in the period in which they occur.

     Estimates

     The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Earnings per share

     The earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.

     Intangible assets

     Goodwill on consolidation is amortized to operations over its estimated useful life of five years. Patent protection costs will be amortized to operations over their estimated useful lives being expiry of each patent.

     Foreign currency

     i)   Translaton of foreign currency transactions and balances

          Revenue, expenses and non-monetary balance sheet items in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing on the transaction dates. Monetary balance sheet items are translated at the rate prevailing at the balance sheet date. The resulting exchange gain or loss is included in general and administration expenses.

     ii)  Translation of foreign subsidiary balances

          Monetary balance sheet items of UVST are translated into U.S. dollars at the rates of exchange on the balance sheet date. Non-monetary balance sheet items are translated into U.S. dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into U.S. dollars using the average exchange rate for the year with any translation gain or loss charged to operations as a separate component of other items.

     Income taxes

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on the Company's financial statements. As of August 31, 1997 the Company has accumulated net operating losses available to offset future taxable income as scheduled below:

                Fiscal Year of Loss       Amount
                                             $                Expiration Date
                1996                      240,000                 2011
                1997                      202,000                 2012

     Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating loss carryforwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carryforwards in future years.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                             1997             1996
                                               $                $

          Net Operating Loss               202,000           240,000

          Statutory Tax Rate          22,500 + 39%      22,500 + 39%
                                      in excess of      in excess of
                                          $100,000          $100,000

          Effective Tax Rate                     -                 -
          Deferred Tax Asset                62,000            77,000
          Valuation Allowanc               (62,000)          (77,000)
                                     -------------     -------------
          Net Deferred Tax Asset                 -                 -
                                     -------------     -------------
                                     -------------     -------------

2.   Significant Accounting Policies

     The Company's Canadian subsidiary has Canadian tax losses of $1,600,000 to offset future Canadian taxable income. These losses expire as follows:

                                                  $
                              2002             100,000
                              2003             400,000
                              2004           1,100,000

3.   Consolidated financial statements

     These financial statements include the accounts of the Company, and its 50.7% owned subsidiary, UVST. As UVST was acquired on December 1, 1996, results of operations include only the period from December 1, 1996 to August 31, 1997. Comparative figures only include the accounts of the Company. See Note 13 regarding unaudited pro forma combined statement of operations.

4.   Business acquisition

     On December 1, 1996, the Company acquired 50.7% of UVST. See Note 1 regarding nature of its business. The acquisition was accounted for using the purchase method of accounting for business combinations. The Company issued 1,474,918 common shares at a deemed fair market value of $0.75 per share. The Company assumed net liabilities of $1,319,219. The excess of the purchase price over the fair market value of net tangible liabilities assumed, totalling $2,425,408, was allocated to goodwill. Details of liabilities assumed and assets acquired are as follows:

                                                       $              $
     (i)  Share consideration
                 Additional paid in capital             1,104,714
                 Capital stock (1,474,918 at $.001)         1,475   1,106,189
                                                        ---------   ---------

     (ii) Net book value of liabilties assumed

             Liabilities assumed
                 Current liabilities
                    Accounts payable                      144,036
                    Accrued liabilities                    25,296
                    Vacation pay payable                    6,213
                    Customer deposits                     118,027
                    Loans from directors and officers     293,446
                    Loans from minority shareholders      384,352
                                                        ---------

                                                          971,370
                 Long-term debt
                    Preferred stock of subsidiary       1,469,660   2,441,030
                                                        ---------
             Assets acquired
                    Held to maturity investment          (221,357)
                    Accounts receivable                   (81,183)
                    Inventory                            (407,018)
                    Prepaid expense                       (11,830)
                    Research tax credit receivable       (210,570)
                    Capital assets                       (158,699)
                    Patent protection costs               (29,617) (1,120,274)
                                                        ---------

             Cash received in the combination                          (1,537)
                                                                    ---------

             Net book value of liabilities assumed                  1,319,219
                                                                    ---------

     (iii)   Excess of cost over book value                         2,425,408
                                                                    ---------
                                                                    ---------

     The Company has recognized no minority interest on acquisition as UVST had a negative tangible book value and thus had no interest in underlying net assets.

     The excess of cost over book values was allocated 100% to goodwill as there were no other fair market value adjustments to non-monetary assets. Goodwill has been capitalized and is being amortized over its estimated useful life of five years. Amortization of $363,811 has been charged to operations during fiscal 1997.

5.   Capital assets

     Capital assets are stated at cost less accumulated depreciation.



                                                                           1997           1996
                                                      Accumulated       Net Book       Net Book
                                              Cost   Depreciation         Value          Value
                                               $            $                $              $
     Computer equipment                     28,725          7,571         21,154              -
     Computer software                       3,477            948          2,529              -
     Display equipment                      31,836          9,551         22,285              -
     Office furniture and equipment         27,735          7,865         19,870              -
     Plant jigs, dies, moulds, tools and
        equipment                          120,666         29,680         90,986         43,600
     Leasehold improvements                 26,724         10,244         16,480              -
                                           -------         ------        -------         ------

                                           239,163         65,859        173,304         43,600
                                           -------         ------        -------         ------
                                           -------         ------        -------         ------

     Depreciation per class of asset:

                                                                               $              $
     Computer equipment                                                    4,047              -
     Computer software                                                       498              -
     Display equipment                                                     4,775              -
     Office furniture and equipment                                        4,047              -
     Plant jigs, dies, moulds, tools and
        equipment                                                         19,801              -
     Leasehold improvements                                                4,009              -
                                                                         -------         ------
                                                                          37,176              -
                                                                         -------         ------
                                                                         -------         ------





6.  Patents

    Intangible assets represent legal costs associated with registering and protecting certain patents and trademarks associated with the Ultra Guard-TM- System. These costs will be amortized when the Company completes its pilot plant testing and completion of certain modifications and improvements to the Ultra Guard-TM- System. Components of the Ultra Guard-TM- System were patented in the United States on April 12, 1996. Applications have been made for patent protection under the International Patent Protection Treaty covering up to 40 countries.

7.  Amounts owing to related parties
                                                               1997      1996
                                                                 $         $

    (a)  Amounts owing to a shareholder, due on demand,
         unsecured and non-interest bearing.                   123,760   81,833

    (b)  Amounts owing to two directors, due on demand,
         unsecured, bearing interest at Canadian Imperial Bank
         of Commerce prime rate. Interest of $1,612 has been
         accrued to August 31, 1997.                           236,794       -
                                                               -------   -----
                                                               360,553   81,833
                                                               -------   -----
                                                               -------   -----


8.  Loans payable - minority shareholders of subsidiary

    Minority shareholders of UVST have advanced to UVST $454,815 (Cnd$631,196). These advances bear interest at 20% per annum calculated on a daily basis. Interest of $101,825 has been accrued to date. Interest expense accrued for the period December 1, 1996 to August 31, 1997 amounted to $76,803. An amount of Cnd$483,000 of the above loans are secured by a General Security Agreement and due on demand.

9.  Convertible debenture

    As at August 31, 1997 the Company issued 12% Series "A" Senior Subordinated Convertible Redeemable Debentures due July 31, 1998 having a face amount of $94,000, bearing interest at 12% per annum payable quarterly. The Company discounted these debentures by 20% of the face amount and received net proceeds of $75,200. A $6,000 commission was paid. Interest of $1,048 has been accrued to August 31, 1997. The Agent will also receive 5,000 warrants exercisable into shares at $1.80 per share. See Subsequent Events Note 12.

    These debentures are convertible into common stock at the option of the holder, at the lower of (a) 20% below the closing bid price the business day immediately preceding notice of conversion or (b) 20% below the five day average closing bid price of the Company's stock immediately preceding the closing. The Company can redeem the debentures at 120% of the face amount to the extent conversion has not occurred. If the debentures are not converted prior to maturity the Company has the option to prepay and then the holder has the option to accept the cash or convert at the five day closing price prior to conversion.

10. Long term debt

    UVST issued 2,000 Class "A" preferred shares at Cnd$1,000 per share for a total of Cnd$2,000,000 (US$1,469,660). The holders of these shares also own 49.3% of UVST. These shares are retractable once sales reach Cnd$10,000,000 and net income reaches Cnd$1,000,000. All preferred shares are to be redeemed by June 30, 1999.

    Pursuant to an agreement dated December 6, 1996 between the Company, UVST and UVST's minority stockholders, the Company agreed to raise $2,000,000 (the "Financing") by March 31, 1997 (extended to January 15, 1998). Within 30 days of the Financing the minority stockholders will each convert up to one-half of their Class "A" preferred shares to secured debentures. The minority stockholders may also convert, at their option, up to one-half of the loans, referred to in Note 8, into common shares of the Company at the rate of Cnd$2.00 per share. The Company will repay the loans from the Financing except to the extent converted. Within 30 days of the Financing the minority stockholders will exchange one-half of their preferred shares for 250,00 common shares of the Company. Each common share issued pursuant to this agreement will include a warrant to acquire an additional share at Cnd$2.00 per share expiring four years after issuance of the common shares.

11. Common stock
    (a)  Previous sales during fiscal 1996

         The Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration under section 4(2), it could be liable for rescission of the sales if such exemptions were found not to apply. The Company has not received a request for rescission of shares nor does it believe that it is probable that its shareholders would pursue rescission nor prevail if such action were undertaken.

    (b)  Shares issued for expenses

         The Company issued 1,600,000 shares of its restricted common stock to certain individual stockholders, including an officer of the Company, as reimbursement of cash advanced by them to others for expenses related to the merger. The expenses of the merger ($80,000) was charged to operations during fiscal, 1996.

    (c)  Warrants outstanding as at August 31, 1997:

                                       Exercise
                                         Price
          Class           #                $      Expiry Date

          "A"           361,420            1.25   February 25, 1999 (40,000
                                                    exercised on May 12, 1997)
          "A"            60,000            2.00   March 18, 2001
          "A"            75,000            1.25   April 9, 1999
          "A"           160,000            1.25   May 13, 1999
                     ----------
                        656,420
          "B"            38,000            1.34   March 24, 1999
          "C"            38,000            2.00   March 24, 1999
          "D"           274,918            1.50   May 2, 1999
          "D"         1,200,000         Cnd2.00   May 2, 2001
                     ----------
                      2,207,338
                     ----------
                     ----------

          The Class "A" warrants are redeemable by the Company at $.001 per share.

     (d)  Employee stock option plan

          On August 21, 1997 employees were granted stock options to acquire 1,277,000 shares at $1.00 per share expiring August 21, 2000. The price of the Company's stock in the public market on that date was $1.00.

          The common stock underlying the options was registered with the Securities Exchange Commission on October 6, 1997.

          The Company has adopted Financial Accounting Standards Board Statement No. 123 to account for its employee stock option plan. The fair value, as at the grant date of August 21, 1997, is nil, using existing models to provide a measure of fair market value. The weighted average remaining contractual life of options outstanding issued under the Plan is three years at August 31, 1997.

12.  Subsequent Events

     Subsequent to August 31, 1997 the Company has:

     (a) issued 29,426 shares at $0.8496 and 51,667 shares at $0.90 pursuant to conversion of the convertible debenture with a face amount of $62,500.

     (b) completed the 12% Series A Senior Subordinated Convertible Debenture issue. The face amount of the additional debentures issued totals $631,585 and net proceeds of $505,268 was received. An agent raised $395,000 of the $631,585 face amount and a commission of $47,400 was paid and 39,500 warrants will be issued to acquire additional shares. Net additional proceeds totalled $457,868.

13.  Pro Forma Combined Statement of Operations (Unaudited)

     The following statements of operations represents a combination of the statements of operations of Service Systems International, Ltd. and UV Systems Technology Inc. on the assumption that the purchase occurred on September 1, 1995.




                                                             Cumulative from        Year to       Year to
                                                           September 1, 1995     August 31,    August 31,
                                                          (date of inception)          1997          1996
                                                          to August 31, 1997
                                                                     $                 $             $
          Project Revenue (Note (a) below)                          218,368          24,118       194,250
          Projects Costs                                           (236,940)        (75,325)     (161,615)
                                                                 ----------      ----------    ----------
          Gross Profit (loss)                                       (18,572)        (51,207)       32,635
                                                                 ----------      ----------    ----------
          Expenses
                General and administrative                          912,784         495,881       416,903
                Research and development                            697,403         380,213       317,190
                Selling                                             570,263         223,914       346,349
                                                                 ----------      ----------    ----------
                                                                 (2,180,450)     (1,100,008)   (1,080,442)
                                                                 ----------      ----------    ----------
          Net Loss from Operations Before Other Items            (2,199,022)     (1,151,215)   (1,047,807)

          Other Items
                Foreign exchange translation loss                    (9,283)         (9,283)            -
                Amortization of goodwill (Note (b) below)          (567,400)       (283,700)     (283,700)
                Interest expense                                   (103,599)        (94,520)       (9,079)
                Interest income                                      21,487           3,419        18,068
                Other income                                          7,676           7,676             -
                                                                 ----------      ----------    ----------

          Net Loss                                               (2,850,141)     (1,527,623)   (1,322,518)
                                                                 ----------      ----------    ----------
                                                                 ----------      ----------    ----------

          Net Loss per share                                                          (0.30)        (0.29)
                                                                                 ----------    ----------
                                                                                 ----------    ----------

          Weighted average shares outstanding                                     5,180,900     4,538,750
                                                                                 ----------    ----------
                                                                                 ----------    ----------




Note (a) Prior to the Company acquiring UVST, UVST reversed project revenue of $202,850 and cost of sales of $124,793 relating to the sale of a system to the City of Chilliwack, B.C., Canada. The Company was unable to complete testing of the system and the City of Chilliwack could not fund the additional cost of equipment to treat excessive flows of water.

               As a compromise, UVST agreed to defer and reverse the sale and a deposit of $102,232 was released to the Company. Testing continues at this demonstration site.

Note (b) Goodwill was determined on the basis of share consideration paid of $1,106,189 and net book value of liabilities assumed of $312,310, as at September 1, 1995 for excess consideration paid of $1,418,499, which would be allocated to goodwill and amortized over five years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    As of August 31, 1997, no changes in or disagreements with accountants existed. However, on October 14, 1997, the Company's Board of Directors elected to engage, as the principal accountant to audit the Company's financial statements, the firm of Elliott Tulk Pryce Anderson, Chartered Accountants, of Vancouver British Columbia, Canada for the Company's fiscal year ended August 31, 1997. Elliott Tulk Pryce Anderson has audited the financial statements of UV Systems Technology, Inc., through which the Company conducts most of its business, for the past two years. The former auditors' reports in financial statements for either of the last two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two fiscal years and subsequent interim periods through the date of dismissal there were no disagreements or reportable events with the former accountants.

                                      PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    The Executive Officers and Directors of the Company are as follows:

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Name                         Age       Position
-------------------------------------------------------------------------------
Kenneth E. Fielding          47        Director, President, and President of UV
                                       Systems Technology, Inc.
John R. Gaetz                57        Director, Secretary-Treasurer and Vice
                                       President of Finance (CFO)

    Kenneth E. Fielding has served as a Director and President of the Company since June 1995 and as president of UVS since December 1996. He is also, and has been since 1976, the president of Alliance Installations Electrical Contractors Ltd., an industrial electrical construction contractor which until January 1996 provided electrical systems for schools, hospitals, institutions, warehouses, restaurants and commercial installations, but which is now inactive as Mr. Fielding has shifted his time to the Company. In addition to the administrative oversight of the Company, Mr. Fielding has overall responsibility for UVS as president. Mr. Fielding holds an Electrical Contractor's license with the Province of British Columbia and a journeyman electrician designation form the BC Institute of Technology.

    John R. Gaetz has served as a Director, Secretary-Treasurer and Chief Financial Officer since June 15, 1997, and as a director, vice president, and secretary of UVS since August 1995, positions he held in UVS' predecessor, UV Waterguard Systems Ltd., since 1990.

BOARD MATTERS

    The Board of Directors has no standing committees. The Board of Directors is responsible for nominating a proposed slate of Directors for each year to stand for election at the annual meeting of the Company's shareholders. The Company has no provision for recommendation by shareholders of nominees for Director.

    Members of the Board of Directors, by virtue of their position, owe a fiduciary duty to the Company. However, in accordance with Nevada law, the Company has provided in Article XI of its Articles of Incorporation (i) that contracts and acts of the Company with another corporation are not affected by the fact that a Director has a pecuniary or other interest in or is a director or officer of the other corporation and (ii) that a Director may be a party to or interested in a contract or transaction with the Company if the interest has been disclosed to the Board or the Board knows of the interest before a vote is taken on the contract or transaction. As of August 31, 1997 the Company had no such contracts or transactions with any Director or corporation in which a Director had an interest.

    The Executive Officers of the Company are employed full-time by the Company or its subsidiary, UVS. See "Executive Compensation."

    Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) of the Securities Exchange Act of 1934 during the Company's most recent fiscal year with respect to its most recent fiscal year and written representations from persons required to file those Forms, the following Directors and Officers have filed late forms: Mr. Ken Fielding and Mr. John Gaetz each filed Form 3 late. Mr. Douglas Sommerville, a beneficial owner of greater than 10% beneficial of the outstanding Common Stock, filed his Form 3 late. The Forms 3 were filed late because the individuals were unaware, at the time they were due, of the requirement to file them. All Directors and Officers filed all other reports required by Section 16(a) of the Act.


Item 10.  Executive Compensation

    The following table sets forth an overview of compensation for the fiscal years ended August 31, 1996 and August 31, 1997 to the Company's Chief Executive Officer and each of the Company's other Executive Officers whose total compensation exceeded $100,000. Information for prior fiscal years has been omitted, the Company having been inactive until its acquisition in July 1995 (see "Company Background").

                              SUMMARY COMPENSATION TABLE


---------------------------------------------------------------------------------------------------
 Name and         Year    Annual Compensation       Long-Term Compensation          All Other
 Principal                ---------------------------------------------------------    Compensation
 Position                 Salary    Bonus   Other   Awards                 Payouts
                                                    -----------   -----------------
                                                                Securities
                                                                Underlying
                                                    Restricted  Options       LTIP
                                                    Stock       SARs         Payouts
---------------------------------------------------------------------------------------------------
 Kenneth E.       1996    0          0       0      0           0           0         0
 Fielding,        1997    $84,000    0       0      0           200,000     0         0
 President,CEO and        accrued
 President of UVS
 Inc.


    The following table sets forth information with respect to the individual grants of stock options made during the fiscal year ended August 31, 1997 to each of the Company's named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR
                             (INDIVIDUAL GRANTS)


----------------------------------------------------------------------------------------------------
                               Number of      Percent of
                               Shares of      Total
                               Common Stock   Options
                               Underlying     Granted to
                               Options        Employees        Exercise of
                               Granted        in Fiscal        Base Price          Expiration
         Name                    (#)          Year               ($/Sh)            Date
          (a)                    (b)              (c)             (d)                  (e)
----------------------------------------------------------------------------------------------------
Kenneth E. Fielding, ......     200,000        27.5             $1.00               8/21/2000
  President, CEO and
  President of UVS
----------------------------------------------------------------------------------------------------


    These options were granted pursuant to the Company's 1997 Stock Option
Plan.

    See "Certain Relationships and Related Transactions" for information on non-compensatory options granted to persons some of whom are Executive Officers.

COMPENSATION OF DIRECTORS

    The Company does not compensate Directors for their service as such, although it does reimburse reasonable expenses incurred by them in conducting Company affairs and in attending meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    The Company has no employment agreements with its Executive Officers, nor does it have agreements respecting termination of employment or change-in-control. It expects to enter into employment agreements with Executive Officers in the foreseeable future, but has not begun negotiation of those agreements. Mr. Fielding and Mr. Gaetz are the only Executive Officers receiving compensation, although all compensation for fiscal year 1997 has been accrued.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of August 31, 1997 of (i) each person known to the Company to own beneficially more than 5% of the Common Stock, (ii) each Director of the Company, (iii) each of the Company's Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

  NAME AND ADDRESS OF           SHARES           PERCENT OF
  BENEFICIAL OWNER(1)      BENEFICIALLY OWNED(2)   CLASS
------------------------------------------------------------
  Kenneth E. Fielding              247,057(3)        4.5%

  John R. Gaetz                  1,472,770(4)       24.1%

  Douglas F. Sommerville         1,235,499(5)       21.1%

  All officers and directors
   as a group                    1,719,827(3)(4)    27.3%

------------------------------------------------------------


(1) The address for all shareholders is in care of the Company at 2800 Ingleton Avenue, Burnaby, British Columbia, Canada V5C 6G7.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by that person and that are exercisable within 60 days from the date of this Annual Report have been exercised.

(3) 7,000 of these shares are owed by Mr. Fielding's minor daughter. Also includes 200,000 shares which Mr. Fielding has the right to acquire at a price of $1.00 under immediately exercisable options.

(4) Includes 600,000 shares which Mr. Gaetz has the right to acquire at a price of $1.50 under immediately exercisable warrants, 20,000 shares which Mr. Gaetz has the right to acquire at a price of $1.25 under immediately exercisable warrants, 200,000 shares which Mr. Gaetz has the right to acquire at a price of $1.00 under immediately exercisable options, and 33,770 shares owned by Mr. Gaetz's wife.

(5) Includes 600,000 shares which Mr. Sommerville has the right to acquire at a price of $1.50 under immediately exercisable warrants and 45,028 shares owned by Mr. Sommerville's wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In July 1995, the Company was acquired by eight Canadian and European individuals. The individuals intended to develop the Company into the United States Marketing arm for UVS' Ultra Guard systems. The Company issued 1,600,000 shares of its restricted common stock to certain individual stockholders, including an officer of the Company, as reimbursement of cash advanced by them to others for expenses related to the acquisition. See "Company Background." Mr. Fielding may be considered to be a promoter of the Company.


    In connection with the acquisition of UVS by the Company in 1996, in exchange for their UVS shares, Company common stock was issued to: Kenneth Fielding (a Director and Executive Officer)11,257 shares; John Gaetz (a Director and Executive Officer), 600,000 shares and 600,00 warrants for Common Stock; Douglas F. Sommerville (a greater than 5% shareholder), 600,000 shares and 600,000 warrants for Common Stock. In addition, common stock was issued to adult relatives of Mr. Gaetz: his wife, C.A. Gaetz, 33,700 shares; his brother, F. Gaetz, 901 shares; his brother, J.G. Gaetz, 4,503 shares; and his daughter, L.L. Alentejano, 5,629 shares. Mr. Sommerville's wife, V.N. Sommerville, also received 45,028 shares.

    Since the acquisition of the Company by the investor group in 1995, up to August 31, 1997, the following Directors, Executive Officers, and greater than 5% shareholders, have made the following loans to the Company for additional working capital: J.R. Gaetz, $87,501 and Ken Fielding $149,293. The loans are payable on demand and bear interest at the CIBC rate.

    In July 1996, John Gaetz purchased for cash 20,000 shares of Common stock and 20,000 warrants for Common Stock in a private offering at a cost of $0.75 per share.

    Until June 1, 1997, the Company's executive offices space was sub-leased from a company of which Charles P. Neild, a Director of the Company until June 15, 1997, is a partner.

    In August 1997, options for 200,000 shares of Common Stock were issued to each of Kenneth Fielding and John Gaetz. The options, issued under the Company's 1997 Stock Option Plan, are immediately exercisable at a price of $1.00 per share, the market price on that date.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) List of exhibits

  Exhibit Number       Description                        Method of Filing

     (3)(ii)           Bylaws, as amended*

     (10)(1)           Agreement Between Communate
                       Urbaine De Quebec and UV
                       Systems Technology, Inc.
                       Dated 3/7/97**

     (10)(ii)          Agreement, as amended, ("Minority
                       Agreement") Among UV Systems
                       Technology, Inc., John Gaetz,
                       Douglas Sommerville, Working
                       Opportunity Fund, MDS Ventures
                       Pacific Inc. And Company dated
                       12/6/96**

     (10)(ii)(a)       Agreement dated November 24, 1997      Filed Herewith
                       amending Minority Agreement            Electronically

     (10)(iii)         Agreement between Douglas
                       Sommerville and Company dated
                       12/6/96**

     (10)(iv)          Agreement between John Gaetz
                       And the Company dated 12/6/96**

     (10)(v)           Sample Agreement among minority
                       Shareholders of UV Systems
                       Technology, Inc. And the Company
                       each dated 2/28/97**

     (10)(vi)          Marketing Distribution Agreement
                       Between UV Systems Technology, Inc.
                       and the Company*

     (10)(vii)         Sales Representation Agreement
                       between UV Systems Technology,
                       Inc. and "The Representative"*

     (10)(viii)        Exclusive Distributorship Agreement
                       Between UV Waterguard Systems, Inc.
                       and Chiyoda Kohan Co., Ltd, and NIMAC
                       Corporation.*

     (10)(ix)          1997 Stock Option Plan                 Filed Herewith
                                                              Electronically

     (21)              Subsidiaries of the Corporation:       Filed Herewith
                       UV Systems Technology, Inc.,           Electronically
                       incorporated in British Columbia,
                       Canada

     (23)(i)           Consent of Elliott Tulk,               Filed Herewith
                       Pryce Anderson                         Electronically

     (27)              Financial Data Schedule                Filed Herewith
                                                              Electronically
--------
 * Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
** Incorporation by reference to the Corporation's Form 10Q for the fiscal quarter ended February 28, 1997.


(b) Reports on Form 8-K
     The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1997.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SERVICE SYSTEMS INTERNATIONAL, LTD.



                   By: /s/ Kenneth R. Fielding
                      --------------------------------
                      Kenneth R. Fielding, President

Date: December 15, 1997