Form 10QSB
period 1997-11-30
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1998-01-14
CIK 1014989

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549

                                    FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1997

[ ]  Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

     For the transition period from _____ to _____.

                           COMMISSION FILE NUMBER 0-21753

                        SERVICE SYSTEMS INTERNATIONAL, INC.
         (Exact Name of Small Business Issuer as Specified in Its Charter)

               NEVADA                                 88-0263701
  (State of Other Jurisdiction of         (IRS Employer Identification No.)
  Incorporation or Organization)

                 2800 INGLETON AVENUE, BURNABY, B.C. CANADA V5C 6G7
                      (Address of Principal Executive Offices)

                                    604-451-1069
                  (Issuer's Telephone Number, Including Area Code)

                   ______________________________________________
              (Former name, former address and former fiscal year, if
                             changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes    No
                                                ---   ---
                        APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,302,887 as of January 12, 1998

     Transitional Small Business Disclosure Format (check one):

Yes    No X
   ---   ---

                                        INDEX

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS..................................................

Balance Sheets (unaudited) as of November 30, 1997 (Consolidated) and
     November 30, 1996 (Non-Consolidated).......................................

Statements of Operation (unaudited) for the three months ended November 30, 1997
     (Consolidated) and November 30, 1996 (Non-Consolidated)....................

Statements of Cash Flows (unaudited) for the three months ended
     November 30, 1997 (Consolidated) and November 30, 1996 (Non-Consolidated)..

Notes to the Financial Statements...............................................

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION....................................................

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS......................................................

ITEM 2.  CHANGES IN SECURITIES..................................................

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...................

ITEM 5.  OTHER INFORMATION......................................................

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................

SIGNATURES......................................................................

Part 1.   Financial Information

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

Service Systems International, Ltd.
(A Development Stage Company)
Balance Sheet
as of November 30,1997 and 1996
(Unaudited)



                                                             Consolidated     Non-Consolidated
                                                                 1997                 1996
                                                                                 (see Note 1)
                               ASSETS
Current assets:
     Cash                                                   $   76,622           $  13,337
     Accounts receivable                                        63,174                   -
     Inventory                                                 358,746                   -
     Prepaid expenses                                          105,372                   -
     Research credit receivable                                240,137                   -
                                                             ---------            --------
     Total current assets                                      844,051              13,337
Notes Receivable                                                     -             286,180
Capital Assets  (Note 3)                                       169,450              46,450
Goodwill - net of amortization                               1,940,327                   -
Patents (Note 4)                                                36,658                   -
                                                             ---------            --------
                                                            $2,990,486           $ 345,967
                                                             ---------            --------
                                                             ---------            --------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $   96,122           $       -
     Accrued liabilities                                        31,023                   -
     Vacation pay payable                                        5,812                   -
     Customer deposits                                          18,726                   -
     Loans payable - other                                      44,047                   -
     Loans owing to related parties                            367,022              70,406
     Loans payable - minority stockholders of subsidiary       570,300                   -
                                                             ---------            --------
        Total current liabilities                            1,133,052              70 406

Long-term Debt (Note 6)                                      1,469,660                   -

Convertible Debenture (Note 5)                                 541,141                   -
                                                             ---------            --------
                                                             3,143,853              70,406
                                                             ---------            --------
Stockholders' equity:
Common stock, $.001 par value,
     50,000,000 shares authorized, 5,354,644
     and 3,574,000  issued and outstanding
     respectively                                                5,355               3,574
Additional paid-in capital                                   1,911,501             551,618

Deficit accumulated during development stage                (2,071,972)           (278,115)
Foreign exchange translation adjustment                          1,749              (1,516)
                                                             ---------            --------
                                                              (153,367)            275,561
                                                             ---------            --------

                                                            $2,990,486           $ 345,967
                                                             ---------            --------
                                                             ---------            --------



                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statement of Operations
for the Three months ended November 30, 1997 and 1996
(Unaudited)


                                                   Consolidated         Non-Consolidated
                                                   Three Months            Three Months
                                                       Ended                   Ended
                                                November 30, 1997       November 30, 1996
                                                ------------------      ------------------
Project Revenue                                    $   1,935              $        -
                                                   ---------              ----------

Project costs                                         (2,155)                      -
Manufacturing Costs Not Applied                      (24,741)                      -
                                                   ---------              ----------

Gross Profit  (Loss)                                 (24,960)                      -
                                                   ---------              ----------



Expenses
  General and administrative                         175,140                  36,897
  Research and development                            22,845
  Selling                                             59,214                       -
                                                   ---------              ----------

                                                     257,199                  36,897
                                                   ---------              ----------

Net Loss from Operations Before Other Items         (282,159)                (36,897)

Other Items

  Amortization of goodwill                          (121,270)                      -
  Interest expense                                   (28,900)                      -
                                                   ---------              ----------


Net Loss for the period                           $( 432,329)             $ ( 36,897)
                                                   ---------              ----------
                                                   ---------              ----------


Net Loss per share                                $   ( 0.08)             $   ( 0.01)
                                                   ---------              ----------
                                                   ---------              ----------

Weighted average shares outstanding                5,354,644               3,452,000
                                                   ---------              ----------
                                                   ---------              ----------



                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statement of Cash Flows
for the Three months ended November 30, 1997 and 1996
(Unaudited)

                                                           Consolidated       Non-Consolidated
                                                           Three Months          Three Months
                                                         November 30, 1997    November 30, 1996
                                                         ----------------     -----------------
Net Cash (Used By) Operating Activities                     $ (432,329)          $ (36,897)

Adjustments to reconcile net loss to cash
     Amortization of goodwill                                  121,270                   -
     Depreciation                                               11,718                   -
     Foreign exchange translation adjustment                     1,749                (989)
     Discount on convertible debenture                          12,500                   -

Change in non-cash working capital items:
     (Increase) in accounts receivable                            (143)                  -
     (Increase) in inventory                                    (1,738)                  -
     (Increase) in prepaid expenses                            (92,822)                  -
     (Decrease) in research credit receivable                    4,654                   -
     (Decrease) in accounts payable, accrued liabilities
     vacation pay payable and customers deposits               (91,213)                  -
                                                              --------           ---------
Net Cash Used In Operating Activities                       $( 466,354)          $ (37,886)
                                                              --------           ---------
Cash Flows (to) from Investing Activities

     Capital assets acquired                                    (7,864)             (2,850)
     (Increase) in notes receivable                                  -            (161,180)
                                                              --------           ---------
Net Cash (Used in) Provided by Investing Activities         $   (7,864)          $(164,030)
                                                              --------           ---------
Cash flows from financing activities:

     Funds applied against  cheques issued                      (8,752)                  -

     Common stock issued                                        63,610             169,500
     Increase in loan payable - other                           22,841                   -
     Increase (decrease) in amounts owing
     to related parties                                          6,469             (11,235)
     Increase in loans payable to minority
     shareholders of subsidiary                                 13,660                   -
     Proceeds from convertible debenture                       452,373                   -
                                                              --------           ---------

Net Cash Provided from Financing Activities                    550,201             158,265
                                                              --------           ---------

Increase (decrease) in Cash                                     75,983             (43,651)
Cash - Beginning of Period                                         639              56,988
                                                              --------           ---------

Cash - End of Period                                        $   76,622           $  13,337
                                                              --------           ---------
                                                              --------           ---------




                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.   Development Stage Company

     The Company is a development stage company which was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of the Company's current business was accompanied by a change of ownership. On December 1, 1996 the Company acquired 50.69% of UV Systems Technology Inc. ("UVS"). Through UVS, the Company manufactures and markets its Ultra Guard -TM- ultra violet based patented water treatment system. These products are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquiculture water treatment.

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

2.   Significant Accounting Policies

     Cash and cash equivalents

     Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are stated at cost which approximates market.

     Fixed assets

     Fixed assets are recorded at cost. Deprecation is computed utilizing the straight-line method using an estimated useful life of five years for all asset categories.

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

     Estimates

     The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

          Foreign currency

          i) Translation of foreign currency transactions and balances Revenue, expenses and non-monetary balance sheet items in foreign currencies are translated into US. dollars at the rate of exchange prevailing on the transaction dates. Monetary balance sheet items are translated at the rate prevailing at the balance sheet date. The resulting exchange gain or loss is included in general and administration expenses.

          ii)  Translation of foreign subsidiary balances

               Monetary balance sheet items of UVS are translated into US dollars at the rates of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US. dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss charged to operations as a separate component of other items.

3.   Capital Assets

     Capital assets are stated at cost less accumulated depreciation.

                                                              Nov 30,   Nov 30,
                                                               1997      1996
                                                Accumulated  Net Book  Net Book
                                        Cost   Depreciation    Value     Value
                                         $          $            $         $
     Computer equipment              34,645       8,975       25,670     2,850
     Computer software                3,620       1,117        2,503         -
     Display equipment               31,835      11,103       20,732         -
     Office furniture and equipment  28,830       9,220       19,610         -
     Plant jigs, dies, moulds,
          tools and equipment       121,372      35,615       85,757    43,600
     Leasehold improvements          26,724      11,546       15,178        -
                                   --------    --------     --------  --------
                                    247,026      77,576      169,450    46,450
                                   --------    --------     --------  --------
                                   --------    --------     --------  --------
     Depreciation per class of asset:
                                                                 $         $
     Computer equipment                                        1,404         -
     Computer software                                           169         -
     Display equipment                                         1,552         -
     Office furniture and equipment                            1,355         -
     Plant jigs, dies, moulds,
          tools and equipment                                  5,936         -
     Leasehold improvements                                    1,302         -
                                                             -------   -------
                                                              11,718         -
                                                             -------   -------
                                                             -------   -------

4.   Patents

     Intangible assets represent legal costs associated with registering and protecting certain patents and trademarks associated with the Ultra Guard-TR- System. These costs will be amortized when the Company completes its pilot plant testing and completion of certain modifications and improvements to the Ultra Guard-TR- System. Components of the Ultra Guard-TR- System were patented in the United States on April 12, 1996. Applications have been made for patent protection under the International

     Patent Protection Treaty covering up to 40 countries.


5.   Convertible debenture

     As at November 30, 1997 the Company issued 12% Series "A" Senior Subordinated Convertible Redeemable Debentures due July 31, 1998 having a face amount of $631,335, bearing interest at 12% per annum payable quarterly. The Company discounted these debentures by 20% of the face amount and received net proceeds of $505,068. A $47,400 commission was paid. Interest of $10,873 has been accrued to November 30, 1997. The Agent will also receive 66,625 warrants exercisable into shares at $1.64 per share.

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

6.   Long term debt

     UVS issued 2,000 Class "A" preferred shares at C$1,000 per share for a total of C$2,000,000 (US$1,469,660). The holders of these shares also own 49.31% of UVS. These shares are retractable once sales reach C$10,000,000 and net income reaches C$1,000,000. All preferred shares are to be redeemed by June 30, 1999.

     Pursuant to an agreement dated December 6, 1996 between the Company, UVS and UVS's minority stockholders, the Company agreed to raise $2,000,000 (the "Financing") by March 31, 1997 (extended to January 15, 1998). Within 30 days of the Financing the minority stockholders will each convert up to one-half of their Class "A" preferred shares to secured debentures. The minority stockholders may also convert, at their option, up to one-half of the loans, referred to in Note 8, into common shares of the Company at the rate of C$2.00 per share. The Company will repay the loans from the Financing except to the extent converted. Within 30 days of the Financing the minority stockholders will exchange one-half of their preferred shares for 250,00 common shares of the Company. Each common share issued pursuant to this agreement will include a warrant to acquire an additional share at C$2.00 per share expiring four years after issuance of the common shares.

7.   Consolidated financial statements

     These interim financial statements include the accounts of the Company, and its 50.69% owned subsidiary, UVS. As UVS was acquired on December 1, 1996, results of operations include only Consolidated Statements for the period from December 1, 1996 to November 30, 1997. Comparative figures for November 30, 1996 only include the accounts of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION.

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING EVENTS OR THE FINANCIAL PERFORMANCE OF THE COMPANY, AND IS SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

OVERVIEW

     The Company is a development stage company which was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the Company's current business was accompanied by a change of ownership. Through its majority-held subsidiary, UV Systems Technology, Inc. ("UVS"), the Company manufactures and markets its Ultra Guard-Registered Trademark- ultra violet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater (where it is currently being applied through UVS' Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

     In September 1995, the Company initiated a marketing distribution agreement with UVS, a manufacturer of equipment using proprietary ultra violet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996, the Company entered into a funding agreement with UVS whereby the Company provided 50% of UVS' operating cash needs for a six-month period. On December 1, 1996, the Company acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On December 6, 1996, the Company entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. and MDS Ventures Pacific Inc., to acquire the remaining 49.31% common stock and their preferred stock. The effect of these transactions when and if completed will be to give the Company 100% ownership of UVS.

     During the period from December 1, 1996, the majority acquisition date, the Company has continued with UVS' System development and testing programs. These programs include the development of both a mechanical and electronic automatic cleaning system, in addition to the Company's already existing quartz sheath system, to remove the fouling build-up due to suspended solids prevalent in wastewater. The program of development of the mechanical cleaner is essentially completed except for on-going component refinements. Development of the electronic ultrasonic cleaning system continues. The supplier of the ultrasonic equipment, who is partnering with the Company and has provided the prototype equipment for testing at no cost, delivered the equipment during the first quarter of fiscal 1998. This equipment has been installed on a UV module. Testing is scheduled to begin in January 1998. Testing will be performed at the Chilliwack test site alongside the mechanical wiper system so that the effectiveness of each system as to performance and operating cost may be compared. The Company is assessing whether the ultrasonic cleaning system can provide equivalent or better performance than the mechanical cleaning system. If so, the Company will be closer to its goal of supplying equipment with a minimum of mechanical components. Reduction of the number of mechanical components and moving parts, and anticipated corresponding reduction in the cost of repair labor of the Company's UV System are expected to reduce significantly system operational costs to the client.

     In March 1997, the Company received an order for a full scale System to treat one-fifth of a major Eastern Canadian city's sewage effluent. In June, the client requested that the order be delayed until the end of the current year disinfection period (October 31, 1997). During discussions held in November 1997, the client indicated its interest in proceeding with the project; however, problems relating to the method of effluent flow control used by the Company's UV System and that used in the existing Trojan Technologies, Inc. equipment have not yet been resolved. The Company is preparing a revised proposal which addresses these problems for submittal to the client, but cannot assure that the client will accept the proposal, that testing, if the proposal is accepted, will be successful, or that even if testing is successful, negotiations for the total project, valued at approximately C$2 million, will result in award of the project to the Company.

     The Company has been unable to complete testing of a full-scale demonstration system at the City of Chilliwack, located in western Canada, due to flows almost twice those contracted for through the sewage treatment plant. The Company continues to use this site for demonstration, research and development. Discussions continue on the future disposition of this site.

     During the first quarter of fiscal 1998, the Company was advised that an order will be forthcoming for a project in Montreal, Quebec Province, Canada, in the amount of C$402,000. The Company believes that award of this order is likely because the project's consulting engineer is designing the Company's UV System into the project and because of the System's performance and cost-saving potential demonstrated by a November 1997 pilot study, but cannot give assurances to that effect.

     Shipment and billing of the majority of any of these or other sales which may be made in fiscal 1998 (which the Company cannot assure), other than the sale discussed below, will not occur until fiscal 1999.

     After the close of the quarter, the Company received a firm order for a System to be installed in Hamilton, Alabama, for a fixed price of $127,000. The Company expects to deliver this UV System in approximately 16 weeks.

RESULTS OF OPERATION

     THREE MONTHS ENDED NOVEMBER 30, 1997 AND YEAR ENDED AUGUST 31, 1997.
During the quarter ended November 30, 1997, the Company had project revenues of
$1,935, derived from sales of parts.   Project costs of $2,156 and manufacturing
costs not applied to projects of $24,740 resulted in a Gross Loss of $24,960. Manufacturing costs not applied to projects are made up of allocated overhead amounts not identified with a specific project.

     Also during the quarter ended November 30, 1997, operational costs totaled $257,199 (including, general and administrative expense of $175,140, research and development cost of $22,845, and selling expense of $59,214) brought the Net Loss from Operations Before Other Items to $282,159, as the Company continues to
develop its products and infrastructure.   That  loss, added to the loss from
Other Items of $150,170 (due to goodwill in the amount of $121,270 amortized in the quarter in connection with the UVS acquisition and interest expense of $28,900 paid largely on UVS debt owed to minority shareholders), brought the Net Loss for the period to $432,329.

     THREE MONTHS ENDED NOVEMBER 30, 1997 AND THREE MONTHS ENDED NOVEMBER 30, 1996. The financial statements for the quarter ended November 30, 1997 included the accounts of the Company and its 50.7% owned subsidiary, UVS. As UVS was acquired on December 1, 1996, comparative figures only include the accounts of the Company and do not include UVS information.

     PROJECT REVENUE. For the quarter ended November 30, 1997, project revenues increased $1,935, from none for the quarter ended November 30, 1996, to $1,935. These revenues resulted from the sale of miscellaneous UV system parts. In the comparative quarter, the Company had not yet completed majority acquisition of UVS and had not commenced manufacturing and sales activities.

     GROSS PROFIT (LOSS). For the quarter ended November 30, 1997, gross loss increased $24,960, from none for the quarter ended November 30, 1996, to a loss of $24,960. In the comparative quarter, the Company had not yet completed majority acquisition of UVS and had not commenced manufacturing and sales activities.

     GENERAL AND ADMINISTRATIVE EXPENSE. For the quarter ended November 30, 1997, general and administrative expenses increased $138,243, from $36,897 for the quarter ended November 30, 1996, to $175,140. The increase resulted from the significant increase in Company activity associated with the majority acquisition of UVS, which was already manufacturing and selling UV products.

     RESEARCH AND DEVELOPMENT EXPENSES. For the quarter ended November 30, 1997, research and development expenses increased $22,845, from none for the quarter ended November 30, 1996, to $22,845. The increase resulted from the significant increase in Company activity associated with the majority acquisition of UVS, which was already manufacturing and selling UV products. During the recent quarter, the Company was continuing with development and testing programs and with further work on production demonstration units ("PDU"). See OVERVIEW, above.

     SELLING EXPENSES. For the quarter ended November 30, 1997, selling expenses increased $59,214, from none for the quarter ended November 30, 1996, to $59,214. The increase resulted from the significant increase in Company activity associated with the majority acquisition of UVS, which was already manufacturing and selling UV products and from the Company's increased selling efforts, largely through PDU demonstrations.

     AMORTIZATION OF GOODWILL. For the quarter ended November 30, 1997, amortization of goodwill increased $121,270, from none for the quarter ended November 30, 1996, to $121,270. This increase arose from the amortization of goodwill in connection with the majority acquisition of UVS.

     INTEREST EXPENSE. For the quarter ended November 30, 1997, interest expense increased $28,900, from none for the quarter ended November 30, 1996, to $28,900. This increase resulted largely from interest paid on UVS debt owed to minority shareholders.

     NET LOSS PER SHARE. FOR THE QUARTER ENDED NOVEMBER 30, 1997, NET LOSS PER COMMON SHARE WAS $0.08 COMPARED TO $0.01 FOR THE QUARTER ENDED NOVEMBER 30, 1996. The loss for the quarter ended November 30, 1997 is due to the increased costs resulting from the majority acquisition of UVS and the Company's attendant and continuing effort to improve, commercialize and sell its Ultra Guard-Registered Trademark- systems.

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

     In addition, the Company requires and will require financing over and above its current resources to sustain its operations, expand its marketing efforts, and complete the purchase of the remaining unowned 49.31% of the outstanding stock of UVS. Additional financing may be in the form of debt or equity financing, or both. There can be no assurance that the additional financing can be timely obtained on terms acceptable to the Company, if at all. Failure to receive these funds may be expected to have a material adverse effect on the Company and its business.

     During the quarter ended November 30, 1997, the Company financed its operation largely from loans from related parties and shareholders of UVS, and the sale of 12% convertible debentures. Loans from related parties, minority shareholders of UVS and others increased by $42,970 during the period to $981,369. In June 1997, the Company signed an agreement with London Select Enterprises, Ltd., as broker, to place, in an offering conducted in compliance with Regulation S, promulgated under the Securities Act of 1933, up to $750,000 face amount in 12%, one year convertible debentures due July 31, 1998, if not earlier redeemed. The agreement provided that each debenture would be sold at 80% of face value and would be convertible into common stock of the Company at a conversion price of 20% below the closing bid price of the Company's stock immediately preceding the date of conversion or 20% below the 5-day average closing bid price of the Company's common stock immediately preceding the closing date. The Company has an option to place an additional $750,000 on the same terms. During the first quarter of fiscal 1998, net proceeds in the amount of $505,068 were received from the sale of the debentures.

     As part of its expanded marketing effort, the Company is actively seeking additional sales agents and distributors. During the second quarter of fiscal 1998, the Company plans to add two North American sales agents and one international distributor.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         During the first quarter of fiscal 1998, the Company was advised that an order will be forthcoming for a project in Montreal, Quebec Province, Canada, in the amount of C$402,000. The Company believes that award of this order to the Company is likely because the project's consulting engineer is designing the Company's UV System into the project and because of the system's performance and cost saving potential demonstrated by a November 1997 pilot study, but cannot give assurances to that effect.

         After the close of the quarter, the Company received a firm order for a system to be installed in Hamilton, Alabama, for a fixed price of $127,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation S-B).


Exhibit Number                                Description
--------------                                -----------

(3)(i)                                        Articles of Incorporation1

(3)(ii)                                       Bylaws2

(11)                                          Statement re: computation of
                                              per share earnings

(27)                                          Financial Data Schedule


1 Incorporated by reference to the Registrant's Form 10-SB effective January 17, 1997.

2 Incorporated by reference to the Registrant's Form S-8 effective October 6, 1997.

     (B)  Reports on Form 8-K

     During the first quarter of fiscal 1998, the Registrant filed three reports on Form 8-K, as follows:


Date of Filing                           Description of Item Reported
--------------                           ----------------------------

September  26, 1997                      Item 9:  Sale under
                                         Regulation S to Costa Rican
                                         investor.

October 7, 1997                          Item 9:  Sale under
                                         Regulation S to three Costa
                                         Rican investors

October 21, 1997                         Item 9:  Sale under
                                         Regulation S to one Swiss,
                                         one Uruguayan, and one
                                         Spanish investor

                                      Signatures


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated: January 14, 1998       Service Systems International Ltd.



                                   By:/s/ Ken Fielding
                                      ---------------------------------
                                        Ken Fielding, President