Form 10QSB
period 1998-02-28
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1998-04-14
CIK 1014989

                       U.S. Securities and Exchange Commission
                                Washington, D.C. 20549
                                     Form 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 1998

[ ]  Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

     For the transition period from ______ to ______.

                            COMMISSION FILE NUMBER 0-21753

                         SERVICE SYSTEMS INTERNATIONAL, INC.
          (Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA                                  88-0263701
(State of Other Jurisdiction of         (IRS Employer Identification No.)
Incorporation or Organization)

                  2800 INGLETON AVENUE, BURNABY, B.C. CANADA V5E SS5
                       (Address of Principal Executive Offices)

                                     604-451-1069
                   (Issuer's Telephone Number, Including Area Code)


               -------------------------------------------------------
               (Former name, former address and former fiscal year, if
                              changed since last report)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___

                         APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,762,886 as of April 8, 1998

     Transitional Small Business Disclosure Format (check one):

Yes    No X
   ---   ---

                                        INDEX

--------------------------------------------------------------------------------

PART I    FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . 2

Consolidated Balance Sheets as of February 28, 1998
     and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Consolidated Statements of Operations for the six months ended
     February 28, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Cash Flows for the six months ended
     February 28, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . 5

Notes to the FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . 6  to 8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

          OPERATIONS AND FINANCIAL CONDITIONS. . . . . . . . . . . . . . 9 to 12

Part II   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 1.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 2.   CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . .12

Item 3.   DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . .12

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .12

Item 5.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . .12

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Part 1.   Financial Information

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)


                                                                                (Restated)
                                                                February 28,   February 28,
                                                                    1998           1997
                                  ASSETS
Current assets:
     Cash                                                        $      140     $    6,620
     Accounts receivable                                             63,346         73,519
     Inventory                                                      365,880        432,463
     Prepaid expenses                                                84,761         15,933
     Held to maturity investment                                        -          220,417
     Research credit receivable                                     238,618        224,220
                                                                 ----------     ----------
          Total current assets                                      752,745        973,172

Loan Receivable                                                       9,500            -
Capital Assets  (Note 4)                                            159,305        196,119
Goodwill - net of amortization (Note 5)                           1,819,057      2,304,138
Patents (Note 6)                                                     37,089         31,762
                                                                 ----------     ----------
                                                                 $2,777,696     $3,505,191
                                                                 ----------     ----------
                                                                 ----------     ----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Cheques issued in excess of funds on deposit                $    3,907     $      -
     Accounts payable                                               147,197        128,389
     Accrued liabilities                                             17,492          9,985
     Vacation pay payable                                             6,931          8,646
     Customer deposits                                               18,727        117,527
     Loans owing to related parties                                 485,111        113,497
     Loans payable - minority stockholders of subsidiary            599,160        511,016
                                                                 ----------     ----------

                                                                  1,278,525        889,060

Long-term Debt (Note 8)                                           1,469,660      1,469,660

Convertible Debenture (Note 7)                                      215,139            -
                                                                 ----------     ----------

                                                                  2,963,324      2,358,720
                                                                 ----------     ----------
Stockholders' equity:
Common stock, $.001 par value,
     50,000,000 shares authorized, 7,678,168
     and 5,239,338 issued and outstanding
     respectively                                                     7,678          5,239
Additional paid-in capital                                        2,399,086      1,798,956

Deficit accumulated during development stage                     (2,606,479)      (652,937)
Foreign exchange translation adjustment                              14,087         (4,787)
                                                                 ----------     ----------

                                                                   (185,628)     1,146,471
                                                                 ----------     ----------

                                                                 $2,777,696     $3,505,191
                                                                 ----------     ----------
                                                                 ----------     ----------



                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)



                                                                                        (Restated)
                                                                 Six Months             Six Months
                                                                    Ended                  Ended
                                                              FEBRUARY 28, 1998      FEBRUARY 28,1997
                                                              -----------------      ----------------
Project Revenue                                                  $    2,799             $   25,074
                                                                 ----------             ----------

Project costs                                                         2,468                 33,919
Manufacturing Costs Not Applied                                      43,811                 13,753
                                                                 ----------             ----------

Gross Profit  (Loss)                                                (43,480)               (22,598)
                                                                 ----------             ----------


Expenses
     General and administrative                                  $  459,621             $  132,550
     Research and development                                        61,030                 76,650
     Selling                                                        100,426                 56,556
                                                                 ----------             ----------

                                                                    621,077                265,756
                                                                 ----------             ----------

Net Loss from Operations Before Other Items                        (664,557)              (288,354)

Other Items

     Amortization of goodwill (Note 5)                             (242,540)              (121,270)
     Interest Income                                                      -                  1,435
     Miscellaneous Income                                                 -                 20,263
     Interest expense                                               (59,739)               (23,793)
                                                                 ----------             ----------

Net Loss for the period                                          $ (966,836)            $ (411,719)
                                                                 ----------             ----------
                                                                 ----------             ----------


Net Loss per share                                                   $(0.15)                $(0.09)
                                                                 ----------             ----------
                                                                 ----------             ----------


Weighted average shares outstanding                               6,474,450              4,351,669
                                                                 ----------             ----------
                                                                 ----------             ----------


                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statemenst of Cash Flows
(Unaudited)


                                                                                      (Restated)
                                                                 Six Months           Six Months
                                                                    Ended                Ended
                                                             FEBRUARY 28, 1998     February 28, 1997
                                                             -----------------     -----------------
Cash Flows to Operating Activities
     Net Loss                                                    $(966,836)           $(411,719)

Adjustments to reconcile net loss to cash
     Depreciation                                                   23,917                8,956
     Amortization of goodwill (Note 5)                             242,540              121,270
     Discount on convertible debenture                             120,279                    -

Change in non-cash working capital items:
     (Increase) Decrease in accounts receivable                       (315)               7,664
     (Increase) in inventory                                        (8,872)             (25,445)
     (Increase) in prepaid expenses                                (72,211)              (4,103)
     Decrease (Increase) in research credit receivable               6,173              (13,650)
     (Decrease) in accounts payable, accrued liabilities
       vacation pay payable and customers' deposits                (52,549)             (28,525)
                                                                ----------           ----------

Net Cash Used In Operating Activities                             (707,874)            (345,552)
                                                                ----------           ----------

Cash Flows (to) from Investing Activities
     Capital assets acquired                                        (9,918)              (2,776)
     Additions to intangible assets                                   (431)              (2,145)
     (Increase) in loans receivable                                 (9,500)                   -
     Acquisition of subsidiary                                           -                1,537
                                                                ----------           ----------


Net Cash (Used in) Provided by Investing Activities                (19,849)              (3,384)
                                                                ----------           ----------

Cash Flows from (to) Financing Activities
     Funds applied against cheques issued
       in excess of deposit                                         (4,845)                   -
     Common stock issued                                           553,518              312,233
     Conversion of bonds to shares                                (507,518)                   -
     (Decrease) in loan payable - other                            (21,206)                   -
     Increase (decrease) in amounts
       owing to related parties                                    124,558              (33,911)
     Increase in loans payable to
       minority shareholders of subsidiary                          42,520               23,793
     Proceeds from convertible debenture                           526,110                    -
     Foreign exchange translation adjustment                        14,087               (3,547)
                                                                ----------           ----------


Net Cash Provided by Financing Activities                          727,224              298,568
                                                                ----------           ----------

Increase (decrease) in cash                                           (499)             (50,368)
Cash - beginning of period                                             639               56,988
                                                                ----------           ----------

Cash - end of period                                            $      140           $    6,620
                                                                ----------           ----------
                                                                ----------           ----------


                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.   Development Stage Company

          The Company is a development stage company which was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of the Company's current business was accompanied by a change of ownership. On December 1, 1996 the Company acquired 50.69% of UV Systems Technology Inc. ("UVS"). Through UVS, the Company manufactures and markets its Ultra Guard -TM-ultraviolet based patented water treatment system. These products are sold primarily for municipal waste disinfection, treatment of process and industrial wastewater, and for potable water, bottled products and agriculture and aquaculture water treatment.

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

          ii)  Translation of foreign subsidiary balances

               Monetary balance sheet items of UVS are translated into US dollars at the rates of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US. dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into US dollars using the average exchange rate for the period with any translation gain or loss charged to operations as a separate component of other items.

3.   Restatement

     Comparative figures of prior periods have been restated to reflect the change in the accounting policy from full write-off of goodwill on consolidation to amortizing goodwill on consolidation to operations over its estimated useful life of five years. In addition, adjustment has been made to reflect the amount of goodwill as reported for the fiscal year ending August 31, 1997. The effect of the restatement on prior period accounts is:


          Goodwill net of amortization                         $2,304,138
          Inventory                                               124,793
          Accounts receivable                                    (202,850)
          Deficit                                              (2,226,081)

4.   Capital Assets

     Capital assets are stated at cost less accumulated depreciation.

                                                                                 FEB 28, 1998  FEB 28, 1997
                                                                  ACCUMULATED      NET BOOK       NET BOOK
                                                       COST       DEPRECIATION       VALUE          VALUE
                                                         $              $              $              $
     Computer Equipment                               35,936         10,443         25,493         24,097
     Computer software                                 4,071          1,296          2,775          2,769
     Display equipment                                31,835         12,734         19,101         25,866
     Office furniture & Equipment                     29,131         10,639         18,492         20,686
     Plant jigs, dies, moulds, tools & equipment     121,382         41,745         79,637        103,250
     Leasehold improvements                           26,724         12,917         13,807         19,451
                                                     -------         ------        -------        -------

                                                     249,079         89,774        159,305        196,119
                                                     -------         ------        -------        -------
                                                     -------         ------        -------        -------

     Depreciation per class of asset
                                                                                       $              $

     Computer equipment                                                              2,872          1,193
     Computer software                                                                 348            153
     Display equipment                                                               3,183          1,617
     Office furniture & equipment                                                    2,775          1,293
     Plant jigs, dies, moulds, tools & equipment                                    12,066          3,343
     Leasehold improvements                                                          2,673          1,357
                                                                                   -------        -------

                                                                                    23,917          8,956
                                                                                   -------        -------
                                                                                   -------        -------


5.   Goodwill

     Goodwill on consolidation for prior periods presented for comparative purposes has been restated to account for the change in accounting policy of amortizing to operations over its estimated useful life of five years. Amortization of $242,540 has been charged to current operations and comparative figures of $121,270 include only three months from December 1, 1996 to February 28, 1997.

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

7.   Convertible debenture

     The Company issued, in previous quarters, 12% Series "A" Senior Subordinated Convertible Redeemable Debentures due July 31, 1998 having a face amount of $230,000, bearing interest at 12% per annum payable quarterly. The Company discounted these debentures by 20% of the face amount and received net proceeds of $184,000. Interest of $9,917 has been accrued to February 28, 1998. For placement of the full amount ($631,285) of convertible debentures, the Agent was issued 66,625 warrants for shares exercisable at $1.64 per share.

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

8.   Long term debt

     UVS issued 2,000 Class "A" preferred shares at C$1,000 per share for a total of C$2,000,000 (US$1,469,660). The holders of these shares also own 49.31% of UVS. These shares are retractable once sales reach C$10,000,000 and net income reaches C$1,000,000. All preferred shares are to be redeemed by June 30, 1999.

     Pursuant to an agreement dated December 6, 1996 between the Company, UVS and UVS's minority stockholders, the Company agreed to raise $2,000,000 (the "Financing") by March 31, 1997 (extended to April 15, 1998). Within 30 days of the Financing the minority stockholders will each convert up to one-half of their Class "A" preferred shares to secured debentures. The minority stockholders may also convert, at their option, up to one-half of the loans payable into common shares of the Company at the rate of C$2.00 per share. The Company will repay the loans from the Financing except to the extent converted. Within 30 days of the Financing the minority stockholders will exchange one-half of their preferred shares for 250,000 common shares of the Company. Each common share issued pursuant to this agreement will include a warrant to acquire an additional share at C$2.00 per share expiring four years after issuance of the common shares.

9.   Consolidated financial statements

     These interim financial statements include the accounts of the Company, and its 50.69% owned subsidiary, UVS. As UVS was acquired on December 1, 1996, results of operations include only Consolidated Statements for the period from December 1, 1996 to February 28, 1998. Comparative figures for February 28, 1997 include three months' operations for UVS and six months' operations for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION

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

OVERVIEW

     The Company is a development stage company that was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the Company's current business was accompanied by a change of ownership. Through its majority-held subsidiary, UV Systems Technology, Inc. ("UVS"), the Company manufactures and markets its Ultra Guard-TM-ultraviolet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater (where it is currently being applied through UVS' Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

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

     During the period from December 1, 1996, the majority acquisition date, the Company has continued with UVS' System development and testing programs. These programs include the development of both a mechanical and electronic automatic cleaning system, in addition to the Company's already existing quartz sheath system, to remove the fouling build-up due to suspended solids prevalent in wastewater. The program of development of the mechanical cleaner is essentially completed except for on-going component refinements. Development of the electronic ultrasonic cleaning system continues. The supplier of the ultrasonic equipment, which is partnering with the Company and has provided the prototype equipment for testing at no cost, delivered the equipment during the first quarter of fiscal 1998. This equipment has been installed on a UV module and testing has started at the Chilliwack test site and is being evaluated against the mechanical wiper system so that the effectiveness of each system as to performance and operating cost may be compared. The Company is assessing whether the ultrasonic cleaning system can provide equivalent or better performance than the mechanical cleaning system. Reducing mechanical components and moving parts is anticipated to enhance UVS system preference over other UV systems as a result of reduced maintenance and operating cost to the client.

     In March 1997, the Company received an order for a full scale System to treat one-fifth of a major Eastern Canadian city's sewage effluent. In June, the client requested that the order be delayed until the end of the current year disinfection period (October 31, 1997). During discussions held in November 1997, the client indicated its interest in proceeding with the project. Subsequent information provided by the client indicated that it has been able to reduce the period of UV treatment from six months per year to four months per year, which will make the economic of replacing the existing equipment less attractive. A revised proposal, which addressed previous problems, has been presented. The Company cannot be assured that the client will accept the revised proposal, that testing, if the proposal is accepted, will be successful, or that even if testing is successful, negotiations for the total project, valued at approximately C$2 million, will result in award of the project to the Company.

     The Company has been unable to complete testing of a full-scale demonstration system at the City of Chilliwack, located in western Canada, due to flows almost twice those contracted for through the sewage treatment plant. The Company continues to use this site for demonstration, research and development; however ongoing sewage plant modifications have stalled further equipment tests until late summer.

     During the report period ended November 30, 1997, the Company was advised that an order will be forthcoming for a project in Montreal, Quebec Province, Canada, in the revised amount of C$390,809. As of February 28, 1998, the order had not been received, although the request for proposal (RFP) for the sewage plant, which included the UV system, closed on March 18, 1998. The Company believes that award for this project is imminent because the Company's UV System price was placed into the RFP and no alternative UV supplier was permitted to quote. This project was pilot tested using the Company's production demonstration unit at which power monitoring and systems efficiencies were demonstrated and showed the UV System provided significant performance and cost-saving potential over an alternative system.

     Shipment and billing of the majority of any of these or other sales which may be made in fiscal 1998 (which the Company cannot assure), other than the sale to Hamilton, Alabama, for a fixed price of $127,000 will not occur until fiscal 1999.

     Sales and marketing of the Company's UV products continue, with bids sent out during the current quarter amounting to approximately $26 million. During this period the Company displayed its products at Globe 98, an exhibition directed to new technologies in the environmental field, attended by over 400 delegates and 10,000 international visitors. At this exhibition, the Company was able to showcase the Ultra Guard-TM- benefits to a focused audience, including engineers, plant owners and City managers. The Company believes that its presentations were well received and many contacts were made for application of the Company's UV products. As a result of the presentations at Globe 98, the Company has responded to a number of potential opportunities.

RESULTS OF OPERATION

     GENERAL NOTE. When comparing the Six Months period Ended February 28, 1998 to the period ended February 28,1997, the reader must be aware that the six months ended February 28, 1997 includes six months of SVSY operations and three months of UVS operations for the period from acquisition, December 1, 1996 to February 28, 1997. Comparisons of changes in Income and Expense values do not reflect comparable conditions.

     SIX MONTHS ENDED FEBRUARY 28, 1998 AND 1997.   During the six months ended
February 28, 1998, the Company had project revenues of $2,799, derived from sales of parts. Project costs and manufacturing costs not applied to projects amounting to $43,811 resulted in a Gross Loss of $43,480 compared to a Gross Loss of $22,598 in the six months period ended February 28, 1997. Manufacturing costs not applied to projects are made up of allocated overhead amounts not identified to a specific project.

     PROJECT REVENUE. During the six-months ended February 28, 1998 project revenues decreased 89% to $2,799, from $25,074, for the six-month period ended February 28, 1997 (the first period of comparison after the acquisition of UVS).

     GROSS LOSS. For the six-months ended February 28, 1998 gross loss increased 92% to $43,480, from $22,598 for the six-month period ended February 28, 1997 (the first period of comparison after the acquisition of UVS). The losses were due to the decrease in revenues and the increase in manufacturing costs not applied to projects.

     During the six months ended February 28, 1998 and 1997 respectively, operational expenses increased 234% to $621,077 from $265,756 in the comparable 1997 period (including, general and administrative expense of $459,621 compared to $132,550, research and development cost of $61,030 compared to $76,650 and selling expense of $100,426 compared to $56,556), bringing the Net Loss from Operations Before Other Items to $664,557 compared to $288,354 for the comparable 1997 period. The higher costs of General and Administrative were as a result of accrued (unpaid) management fees, discounts on convertible debentures, corporate relations and legal and accounting fees. Other Items, including Amortization of goodwill in the amount of $242,540 in connection with the UVS acquisition (see Note 3 in the financial statements identifying the restated write-off of principal) and Interest Expense in the amount of $59,739 paid largely on UVS debt owed to minority shareholders (accrued and not paid) and interest on convertible debentures, brought net Loss for the period to $966,836, a per share loss amounting to $0.15.

     RESEARCH AND DEVELOPMENT EXPENSES. For the six months ended February 28, 1998, research and development expenses decreased 26% to $61,030 from $76,650 for the comparable 1997 period due to a reduced need to continue the R & D at the spending level in early 1997. This trend should continue as the base technology is at a level of full marketability. During the recent quarter, the Company entered into a development and testing program being carried out at McGill University. This R & D program is intended to demonstrate UVS lamp efficacy compared to other lamp technology. Results of this testing should be available in the fourth quarter.

     SELLING EXPENSES. For the six months ended February 28, 1998, selling expenses increased 78% to $100,426 from $56,556 in the 1997 comparable period reflecting the reduced period of UVS activity as noted above.

     AMORTIZATION OF GOODWILL. For the six-months ended February 28, 1998, amortization of goodwill increased to $242,540 from $121,270 for the comparable 1997 period. Amortization of goodwill is as a result of the majority acquisition of UVS (see Note 5 in financial statements).

     INTEREST EXPENSE. For the six-months ended February 28, 1998, interest increased 251% to $59,739, from $23,793 for the comparable 1997 period. This increase resulted largely from interest payable on UVS debt owed to minority shareholders and interest on convertible debentures.

     NET LOSS FOR THE PERIOD. The Net Loss for the six months ended February 28, 1998 increased 230% to $664,557 from $288,354 for the 1997 comparable period, due to the increased costs resulting from the majority acquisition of UVS and the Company's attendant and continuing effort to improve, commercialize and sell its Ultra Guard-TM- systems.

     NET LOSS PER SHARE. For the six-months ended February 28, 1998, net loss per common share was $0.15 compared to $0.09 for the six-months ended February 28, 1997.

LIQUIDITY

     The nature of the Company's business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract accounts receivable, which may be expected to be due largely from governments, if and when sales are made. In addition, the Company is dependent for sales, other than those to a licensee that is obligated to purchase agreed upon system components from the Company, on awards of water treatment system contracts for non-recurring projects. Also, many of the company's contracts may be expected to include provision for retainage, entitling the other party to the contract percentage withhold, for a given period of time, a specified portion of the payment until after completion of a project. For these reasons, among others, the Company may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

     Because the Company's sales of Ultra Guard-TM- systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made, sales on both an annual and quarterly basis are subject to fluctuations which are often beyond the Company's control.

     In addition, the Company requires and will require financing over and above its current resources to sustain its operations, expand its marketing efforts, and complete the purchase of the remaining non-owned 49.31% of the outstanding stock of UVS. Additional financing may be in the form of debt or equity financing, or both. There can be no assurance that the additional financing can be timely obtained on terms acceptable to the Company, if at all. Failure to receive these funds may be expected to have a material adverse effect on the Company and its business.

     During the quarter ended November 30, 1997, the Company financed its operation largely from loans from related parties and shareholders of UVS, and the sale of 12% convertible debentures. In June 1997, the Company signed an agreement with London Select Enterprises, Ltd., as broker, to place, in an offering conducted in compliance with Regulation S, promulgated under the Securities Act of 1933, up to $750,000 face amount in 12%, one year convertible debentures due July 31, 1998, if not earlier redeemed. The agreement provided that each debenture would be sold at 80% of face value and would be convertible into common stock of the Company at a conversion price of 20% below the closing bid price of the Company's stock immediately preceding the date of conversion or 20% below the 5-day average closing bid price of the Company's common stock immediately preceding the closing date. During the six months ended February 28, 1998, net proceeds in the amount of $505,028 were received from the sale of the debentures. During the same period, convertible debentures amounting to face value including interest, $507,518, were converted, at an average conversion per share price of $0.232, into 2,198,830 shares of common stock. At the end of this reporting period the balance of convertible debentures and unpaid interest not converted amounted to $ 239,917.

     As part of its expanded marketing effort, the Company is actively seeking additional sales agents and distributors. During this period one agent, Bio Light located in Santiago, Chile, was appointed for Chile. The Company continues to seek additional North American sales agents and international distributor.

     The Company has determined that its internal reporting systems are Year 2000 compliant. Final determination regarding the impact and materiality of Year 2000 issues pertaining to the Company's products has not been completed, although the Company does not believe, based upon current anaylsis, they will be significant.



PART II             OTHER INFORMATION

Item 1.        Legal Proceedings

                    None

ITEM 2.        CHANGES IN SECURITIES

                    None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

ITEM 5.        OTHER INFORMATION

                    None

ITEM 6.        EXHIBITS AND REPORTS on Form 8-K

               (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB

               Exhibit Number                     Description

               (3)(i)                             Articles of Incorporation

               (3)(ii)                            Bylaws

               (11)                               Statement re: computation
                                                    of per share earnings

               (27)                               Financial Data Schedule

               (b)                                Reports on Form 8-K
                                                     None

--------------------
     (1) Incorporated by reference to the Registrant's Form 10-SB effective 1/17/97

     (2)  Incorporated by reference to the Registrant's Form S-8 effective
          10/6/97

                                      Signatures


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated: April 14, 1998

                            Service Systems International Ltd.


                            By: /s/ Ken Fielding
                                -----------------------------
                                Ken Fielding, President