Form 10QSB
period 1998-05-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1998-07-14
CIK 1014989

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C. 20549

                                    FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended May 31, 1998

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

                 2800 INGLETON AVENUE, BURNABY, B.C. CANADA V5E 3S5
                      (Address of Principal Executive Offices)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __ No __

                        APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,658,935 as of July 6, 1998

     Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---    ---

                                     INDEX
                                     -----

--------------------------------------------------------------------------------


PART I    FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . .     2

Consolidated Balance Sheets as of May 31, 1998
     and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .     3

Consolidated Statements of Operations for the nine months ended
     May 31, 1998 and 1997 (unaudited) . . . . . . . . . . . . . . . . .     4

Consolidated Statements of Cash Flows for the nine months ended
     May 31, 1998 and 1997 (unaudited) . . . . . . . . . . . . . . . . .     5

Notes to the FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . 6 to 8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

          OPERATIONS AND FINANCIAL CONDITIONS. . . . . . . . . . . . . .9 to 12

Part II   Other Information. . . . . . . . . . . . . . . . . . . . . . .     13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14


Part 1.        Financial Information

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

                                                             (Restated)
                                            May 31,            May 31,
                                             1998                1997
                         ASSETS
Current assets:
  Cash                                   $       346         $    10,084
  Accounts receivable                         91,530              70,116
  Amount due from related parties            207,497              -
  Inventory                                  368,167             421,815
  Prepaid expenses                            50,173              13,160
  Held to maturity investment                  -                       0
  Research credit receivable                 233,165             237,794
                                         -----------         -----------

     Total current assets                    950,878             752,969

Loan Receivable                                9,500              -
Capital Assets (Note 4)                      148,066             185,843
Goodwill - net of amortization (Note 5)    1,697,787           2,182,868
Patents (Note 6)                              37,564              35,638
                                         -----------         -----------

                                         $ 2,843,794         $ 3,157,318
                                         -----------         -----------
                                         -----------         -----------

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                        $  167,824          $  124,274
  Accrued liabilities                         13,514              11,311
  Vacation pay payable                         8,077              10,375
  Customer deposits                           18,299               7,242
  Loans payable - others                      28,917                   0
  Loans owing to related parties             288,953             217,945
  Loans payable - minority
    stockholders of subsidiary               632,814             531,825
                                         -----------         -----------

                                           1,158,398             902,972

Long-term Debt (Note 8)                    1,469,660           1,469,660
                                         -----------         -----------

                                           2,628,058           2,372,632
                                         -----------         -----------

Stockholders' equity:
Common stock, $.001 par value,
  50,000,000 shares authorized,
  12,662,988 and 5,279,338 issued and
  outstanding respectively                    12,663               5,279
Additional paid-in capital                 3,218,686           1,848,916

Deficit accumulated during
  development stage                       (3,039,067)         (1,063,151)

Foreign exchange translation adjustment       23,454              (6,358)
                                         -----------         -----------

                                             215,736             784,686
                                         -----------         -----------

                                         $ 2,843,794         $ 3,157,318
                                         -----------         -----------
                                         -----------         -----------


                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                   (Restated)
                                                 Nine months      Nine months
                                                    Ended             Ended
                                                 May 31, 1998      May 31,1997
                                                -------------     ------------
Project Revenue                                  $     2,787       $   25,074
                                                 -----------       ----------

Project costs                                          2,463           33,912
Manufacturing Costs Not Applied                       65,617           24,538
                                                 -----------       ----------

Gross Profit  (Loss)                                 (65,293)         (33,376)
                                                 -----------       ----------

Expenses
          General and administrative               $ 645,235       $  238,792
          Research and development                    82,498          175,532
          Selling                                    163,961          103,707
                                                 -----------       ----------

                                                     891,694          518,031
                                                 -----------       ----------

Net Loss from Operations Before
          Other Items                               (956,987)        (551,407)

Other Items

          Amortization of goodwill (Note 5)         (363,810)        (242,540)
          Interest Income                              -                1,435
          Miscellaneous Income                         -               20,263
          Interest expense                           (78,627)         (49,684)
                                                 -----------       ----------

Net Loss for the period                          $(1,399,424)      $ (821,933)
                                                 -----------       ----------
                                                 -----------       ----------

Net Loss per share                               $     (0.18)      $    (0.18)
                                                 -----------       ----------
                                                 -----------       ----------

Weighted average shares outstanding                7,992,401        4,656,448
                                                 -----------       ----------
                                                 -----------       ----------



                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

                                                                         (Restated)
                                                  Nine months           Nine months
                                                     Ended                 Ended
                                                  May 31, 1998          May 31, 1997
                                                 -------------          ------------
Cash Flows to Operating Activities
  Net Loss                                        $(1,399,424)          $(821,933)

Adjustments to reconcile net loss to cash
  Depreciation                                         35,873              17,726
  Amortization of goodwill (Note 5)                   363,810             242,540
  Discount on convertible debenture                   145,057                -

Change in non-cash working capital items:
  (Increase) Decrease in accounts receivable         (235,996)             11,067
  (Increase) in inventory                             (11,159)            (14,797)
  (Increase) in prepaid expenses                      (37,623)             (1,330)
  Decrease (Increase) in research credit
     receivable                                        11,626             (27,224)
  Increase in held to maturity investment                                 218,119
  (Decrease) in accounts payable, accrued
     liabilities, vacation pay payable and
     customers' deposits                              (35,182)           (138,645)
                                                  -----------           ---------

Net Cash Used In Operating Activities              (1,163,018)           (514,477)
                                                  -----------           ---------

Cash Flows (to) from Investing Activities
  Capital assets acquired                             (10,635)             (1,270)
  Additions to intangible assets                         (905)             (6,021)
  (Increase) in loans receivable                       (9,500)               -
  Acquisition of subsidiary                              -                  1,537
                                                  -----------           ---------

Net Cash (Used in) Provided by Investing
  Activities                                          (21,040)             (5,754)
                                                  -----------           ---------

Cash Flows from (to) Financing Activities
  Funds applied against cheques issued
     in excess of deposit                              (8,752)               -
  Common stock issued                               1,378,103             362,233
  Conversion of bonds to shares (Note 7)             (745,624)               -
  Increase in loan payable - other                      7,711                -
  (Decrease) Increase in amounts
     owing to related parties                         (71,600)             65,455
  Increase in loans payable to
     minority shareholders of subsidiary               76,174              49,684
  Proceeds from convertible debenture                 524,299                -
  Foreign exchange translation adjustment              23,454              (4,045)
                                                  -----------           ---------

Net Cash Provided by Financing Activities           1,183,765             473,327
                                                  -----------           ---------

Increase (decrease) in cash                              (293)            (46,904)
Cash - beginning of period                                639              56,988
                                                  -----------           ---------

Cash - end of period                               $      346          $   10,084
                                                  -----------           ---------
                                                  -----------           ---------


                   See accompanying notes to financial statements.

Service Systems International, Ltd.
(A Development Stage Company)
Notes to the Consolidated Financial Statements

1.   Development Stage Company

     The Company is a development stage company which was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of the Company's current business was accompanied by a change of ownership. See Note 4 regarding acquisition of UV Systems Technology Inc. ("UVS") on December 1, 1996. Through UVS, the Company manufactures and markets its Ultra Guard -TM- ultraviolet based patented water treatment system. These products are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquaculture water treatment.

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

     FOREIGN CURRENCY
     i)  Translation of foreign currency transactions and balances:

         Revenue, expenses and non-monetary balance sheet items in foreign currencies are translated into US dollars at the rate of exchange prevailing on the transaction dates. Monetary balance sheet items are translated at the rate prevailing at the balance sheet date. The resulting exchange gain or loss is included in general and administration expenses.

     ii) Translation of foreign subsidiary balances:

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

3.   Restatement

     Comparative figures of prior periods have been restated to reflect the change in the accounting policy from full write-off of goodwill on consolidation to amortizing goodwill on consolidation to operations over its estimated useful life of five years. Adjustment has been made to reflect the amount of goodwill as reported for the fiscal year ending August 31, 1997. In addition, a reclassification was made from common stock to paid-in capital in the amount of $49,960. The effect of the restatement on prior period accounts is:

            Goodwill net of amortization            $2,182,868
            Inventory                                  124,793
            Accounts receivable                       (202,850)
            Deficit                                 (2,104,811)
            Common stock                               (49,960)
            Additional paid-in capital                  49,960

4.     Capital assets

                                                                       MAY 31, 1998     MAY 31, 1997
                                                        ACCUMULATED      NET BOOK         NET BOOK
                                              COST      DEPRECIATION      VALUE            VALUE
                                                $            $              $                $
     Computer Equipment                      35,902        11,879         24,023           22,953
     Computer software                        4,824         1,470          3,354            3,017
     Display equipment                       31,835        14,326         17,509           23,996
     Office furniture &
      Equipment                              29,131        12,025         17,106           19,192
     Plant jigs, dies,
      moulds, tools &
      equipment                             121,382        47,779         73,603           98,781
     Leasehold
      improvements                           26,724        14,253         12,471           17,905
                                            -------       -------        -------          -------

                                            249,798       101,732        148,066          185,843
                                            -------       -------        -------          -------
                                            -------       -------        -------          -------


     Depreciation per class of asset
                                                                             $                $
     Computer equipment                                                    4,308            2,361
     Computer software                                                       522              302
     Display equipment                                                     4,775            3,199
     Office furniture & equipment                                          4,160            2,559
     Plant jigs, dies, moulds, tools
      & equipment                                                         18,099            6,619
     Leasehold improvements                                                4,009            2,685

                                                                          35,873           17,726
                                                                         -------          -------
                                                                         -------          -------

5.   Goodwill

     Goodwill on consolidation for prior periods presented for comparative purposes has been restated to account for the change in accounting policy of amortizing to operations over its estimated useful life of five years. Amortization of $363,810 has been charged to current operations and comparative figures of $242,540 include only six months from December 1, 1996 to May 31, 1997.

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

7.   Convertible debenture

     The Company issued, in previous quarters, 12% Series "A" Senior Subordinated Convertible Redeemable Debentures due July 31, 1998, bearing interest at 12% per annum payable quarterly. The Company discounted these debentures by 20% of the face amount. To May 31, 1998, interest of $20,339 has been paid. For placement of the full amount ($745,624) of convertible debentures, less discount of $145,057, the Agent was issued 66,625 warrants for shares exercisable at $1.64 per share.

8.   Long term debt

     UVS issued 2,000 Class "A" preferred shares at C$1,000 per share for a total of C$2,000,000 (US$1,469,660). The holders of these shares also own 49.31% of UVS. These shares are retractable once sales reach C$10,000,000 and net income reaches C$1,000,000. All preferred shares are to be redeemed by June 30, 1999.

     Pursuant to an agreement dated December 6, 1996 between the Company, UVS and UVS's minority stockholders, the Company agreed to raise $2,000,000 (the "Financing") by March 31, 1997 (extended to July 15, 1998). Within 30 days of the Financing the minority stockholders will each convert up to one-half of their Class "A" preferred shares to secured debentures. The minority stockholders may also convert, at their option, up to one-half of the loans payable into common shares of the Company at the rate of C$2.00 per share. The Company will repay the loans from the Financing except to the extent converted. Within 30 days of the Financing the minority stockholders will exchange one-half of their preferred shares for 250,000 common shares of the Company. Each common share issued pursuant to this agreement will include a warrant to acquire an additional share at C$2.00 per share expiring four years after issuance of the common shares.

9.   Consolidated financial statements

     These interim financial statements include the accounts of the Company, and its 50.69% owned subsidiary, UVS. As UVS was acquired on December 1, 1996, results of operations include only Consolidated Statements for the period from December 1, 1996 to May 31, 1997. Comparative figures include six months' operations for UVS and nine months' operations for the Company for May 31, 1997.

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

OVERVIEW

     The Company is a development stage company that was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the Company's current business was accompanied by a change of ownership. Through its majority-held subsidiary, UV Systems Technology, Inc. ("UVS"), the Company manufactures and markets its Ultra
Guard-TM- ultraviolet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater (where it is currently being applied through UVS' Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

     In September 1995, the Company initiated a marketing distribution agreement with UVS, a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996, the Company entered into a funding agreement with UVS whereby the Company provided 50% of UVS' operating cash needs for a six-month period. On December 1, 1996, the Company acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On December 6, 1996, the Company entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. and MDS Ventures Pacific Inc., to acquire the remaining 49.31% common stock and their preferred stock. The effect of these transactions when and if completed will be to give the Company 100% ownership of UVS.

     During the period from December 1, 1996, the majority acquisition date, the Company has continued with UVS' System development and testing programs. These programs include the development of both a mechanical and electronic automatic cleaning system, in addition to the Company's already existing quartz sheath system, to remove the fouling build-up due to suspended solids prevalent in wastewater. The program of development of the mechanical cleaner is essentially complete except for on-going component refinements. Development of the electronic ultrasonic cleaning system continues.

     The Company demonstrates its systems with its Production Demonstration Units (PDU). The PDU is a two-lamp, full-scale UV system that may be moved to various Wastewater Treatment Plants (WWTP) which are in the final stage of UV equipment selection. The PDU will demonstrate the Company's UV systems ability to treat the effluent at that specific WWTP. Through this process, the Company demonstrates directly to interested buyers the efficacy and resultant lower operating costs of its systems compared to other UV suppliers and anticipates the generation of sales and resultant revenues.

     In March 1997, the Company received an order for a full-scale System to treat one-fifth of a major Eastern Canadian city's sewage effluent. In June, the client requested that the order be delayed until the end of the current year disinfection period (October 31, 1997). The client was able to reduce the period of UV treatment from six months per year to four months per year using its existing system, which made the economics of replacing the existing equipment less attractive. At the time of this report there is no further activity on the project and the Company has moved this project to its inactive list.

     The Company has been unable to complete testing of a full-scale demonstration system at the City of Chilliwack, located in Western Canada, due to flows almost twice those contracted for through the sewage treatment plant. The Company will continue to use this site for demonstration, research and development; however, ongoing sewage plant modifications have not been completed and any further equipment research is delayed until late summer, 1998.

     During the report period ended November 30, 1997, the Company was advised that an order will be forthcoming for a project near Montreal, Province of Quebec, Canada in the revised amount of C$390,809. During this most recently ended reporting period the purchase order number and document were received. The project is scheduled for delivery in November 1998. The Company received the purchase order against strong competition from its major competitor, Trojan Technologies Inc. of London, Ontario, Canada. As previously reported this project was pilot tested using the Company's

PDU, and power use monitored by Hydro Quebec, a hydro power producer and supplier for the Province of Quebec as well as to the Eastern United States. This monitoring program, as well as other test criteria, provided independent corroboration that the Company's UV system provided improved performance and cost-saving to the client.

     On April 24, 1998, the Company received a purchase order in the amount of US$135,314 from its Japanese Licensee covering ultraviolet system components needed to complete 10 Industrial process water treatment systems. The project is scheduled to ship in August to be included in the 1998 fiscal year. The UV systems will be used in various industries including semiconductor plants, breweries and food processing. This order follows an initial order of 10 systems which were successfully prototype and Beta site tested at various locations in Japan. With this second order now received and verification of the product's ability to work in these industries, the Company is working to expand sales of this product to this client in Japan as well as other geographic market areas.

     Shipment and billing of the majority of any of these or other sales which may be made in fiscal 1998 (which the Company cannot assure), other than the sale to Hamilton, Alabama for a fixed price of $127,000 and the sale to Japan, will not occur until fiscal 1999.

     Marketing of the Company's UV products continues, with bids sent out during the current quarter amounting to approximately $21 million. On April 19 - 22, the Company presented a paper in Baltimore at Disinfection 98, The Latest Trends in Wastewater Disinfection: Chlorination vs UV disinfection. The specific seminar was hosted by the Water Environment Federation at which the Company showcased the Ultra Guard-TM- benefits to an audience of engineers, plant owners and City managers. Based on feedback received, as well as an invitation from the Water Environment Federation to join the Federation's Disinfection Committee, the Company believes that its presentations were well received. The Company made many contacts for application of the Company's UV products, and, as a result of the presentation, the Company has responded to a number of potential opportunities.

RESULTS OF OPERATION

     GENERAL NOTE. When comparing the nine-month period ended May 31, 1998, to the period ended May 31,1997, the reader must be aware that the nine months ended May 31, 1997, includes nine months of SVSY operations and six months of UVS operations for the period from acquisition, December 1, 1996 to May 31, 1997. Comparisons of changes in Income and Expense values do not reflect comparable conditions.

     NINE MONTHS ENDED MAY 31, 1998 AND 1997. During the nine months ended May 31, 1998, the Company had project revenues derived from sales of parts of $2,787. Project costs and manufacturing costs not applied to projects amounting to $68,080 resulted in a Gross Loss of $65,293 compared to a Gross Loss of $33,376 in the nine months period ended May 31, 1997, Manufacturing costs not applied to projects are made up of allocated overhead amounts not identified to a specific project.

     PROJECT REVENUE. During the nine months ended May 31, 1998, project revenues decreased 89% to $2,787, from $25,074, for the nine-month period ended May 31, 1997 (the second period of comparison after the acquisition of UVS). No revenues were booked during the third quarter as production had just commenced.

     GROSS LOSS. For the nine-months ended May 31, 1998, gross loss increased 96% to $65,293, from $33,376 for the nine-month period ended May 31, 1997 (the first period of comparison after the acquisition of UVS). The losses were due to the decrease in revenues and the increase in manufacturing costs not applied to projects.

     During the nine months ended May 31, 1998 and 1997 respectively, operational expenses increased 72% to $891,694 from $518,031 in the comparable 1997 period (including, general and administrative expense of $645,235 compared to $278,792, a decrease in research and development cost of $82,498 compared to $175,532 and selling expense of $163,961 compared to $103,707), bringing the Net Loss from Operations Before Other Items to $956,987 compared to $551,407 for the comparable 1997 period. The higher costs of General and Administrative were as a result of accrued (unpaid) management fees, discounts on convertible debentures, corporate relations and legal and accounting fees. Other Items, including amortization of goodwill in the amount of $363,810 in connection with the UVS acquisition (see Note 3 in the financial statements identifying the restated write-off of principal) and Interest Expense in the amount of $78,627, due largely to debt owed to minority shareholders (accrued and not paid) and interest on convertible debentures, brought net Loss for the period to $1,399,424, a per share loss amounting to $0.18.

     RESEARCH AND DEVELOPMENT EXPENSES. For the nine months ended May 31, 1998, research and development expenses decreased 53% to $82,498 from $175,532 for the comparable 1997 period due to a reduced need to continue the R & D at the spending level in early 1997. This trend should continue as the base technology is at a level of full marketability. During the quarter ended May 31, 1998, the Company entered into a development and testing program being carried out at McGill
University. This R&D program is intended to demonstrate the effect of the high intensity UV output of the Company's lamp to penetrate microbiological included suspended solid contained within sewage effluent as compared to results from other lamps. Results of a portion of this testing may be available in the fourth quarter.

     SELLING EXPENSES. For the nine months ended May 31, 1998, selling expenses increased 58% to $163,961 from $103,707 in the 1997 comparable period reflecting the increased commercialization.

     AMORTIZATION OF GOODWILL. For the nine-months ended May 31, 1998, amortization of goodwill increased to $363,810 from $242,540 for the comparable 1997 period. Amortization of goodwill is as a result of the majority acquisition of UVS (see Note 5 in financial statements).

     INTEREST EXPENSE. For the nine-months ended May 31, 1998, interest increased 68% to $78,627, from $46,684 for the comparable 1997 period. This increase resulted largely from interest payable on UVS debt owed to minority shareholders and interest on convertible debentures.

     NET LOSS FOR THE PERIOD. The Net Loss for the nine months ended May 31, 1998, increased 70% to $1,399,424 from $821,933 for the 1997 comparable period, due to the increased costs resulting from the majority acquisition of UVS and the Company's attendant and continuing effort to improve, commercialize and sell its Ultra Guard-TM- systems.

     NET LOSS PER SHARE. For the nine months ended May 31, 1998, net loss per common share was $0.18 compared to $0.18 for the nine months ended May 31, 1997.


LIQUIDITY

     The nature of the Company's business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract accounts receivable, which may be expected to be due largely from governments, if and when sales are made. In addition, the Company is dependent for sales, other than those to a licensee that is obligated to purchase agreed-upon system components from the Company, on awards of water treatment system contracts for non-recurring projects. Also, many of the Company's contracts may be expected to include provision for retainage, entitling the other party to the contract percentage withhold, for a given period of time, a specified portion of the payment until after completion of a project. For these reasons, among others, the Company may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

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

     During the nine months ended May 31, 1998, the Company financed its operation largely from loans from related parties and shareholders of UVS, and the sale of 12% convertible debentures. In June 1997, the Company signed an agreement with London Select Enterprises, Ltd., as broker, to place, in an offering conducted in compliance with Regulation S, promulgated under the Securities Act of 1933, up to $750,000 face amount in 12%, one year convertible debentures due July 31, 1998, if not earlier redeemed. The agreement provided that each debenture would be sold at 80% of face value and would be convertible into common stock of the Company at a conversion price of 20% below the closing bid price of the Company's stock immediately preceding the date of conversion or 20% below the 5-day average closing bid price of the Company's common stock immediately preceding the closing date.

     During the nine months ended May 31, 1998, all debentures, accrued interest, and principal outstanding at the end of the previous quarter and accrued interest to conversion date (the "Debt") were converted into common shares of the Company. The Debt, amounting to $745,624, was converted, at an average conversion per share price of $0.1848, into 4,034,350 shares of common stock. At the end of this reporting period the balance of convertible debentures and unpaid interest not converted was zero.

     As part of its expanded marketing effort, the Company is seeking additional North American sales agents and distributors.

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
--------------------------------

[6~                    None

ITEM 2.        CHANGES IN SECURITIES
------------------------------------

                    None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
----------------------------------------------

                    None

ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------

                    None

ITEM 5.        OTHER INFORMATION
--------------------------------

                    None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------

                    (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB

                    Exhibit Number            Description

                    (3)(i)                    Articles of Incorporation 1

                    (3)(ii)                   Bylaws 2

                    (4)                       Statement re: computation of per
                                              share earnings

                    (27)                      Financial Data Schedule

                    (b)                       Reports on Form 8-K


     On May 7, 1998, the Registrant filed a Form 8-K reflecting the issuance of the Registrant's Common Stock on April 23, 1998 to two of the Registrant's employees a total of 75,321 shares for unpaid services valued at $.20 per share. In addition, on that date the Registrant issued in a Regulation S transaction, in repayment of loans to the Registrant, to one Canadian individual, one United Kingdom corporation and three Bahamian corporations 1,481,497 shares of common stock valued at $.20 per share. The four corporations, in addition to the common stock, were issued warrants to purchase an additional 1,446,281 shares of common stock at an exercise price of $.40 per share.

-----------------------
(1) Incorporated by reference to the Registrant's Form 10-SB effective 1/17/97

(2) Incorporated by reference to the Registrant's Form S-8 effective 10/6/97

                                 Signatures


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated: July 14, 1998                         Service Systems International Ltd.



                                       By:     /s/ Ken Fielding
                                          ---------------------------------
                                               Ken Fielding, President