Form 10KSB
period 1998-08-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1998-11-30
CIK 1014989

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                              FORM 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal year Ended August 31, 1998

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...................to .......................
Commission file number  000-21753

SERVICE SYSTEMS INTERNATIONAL, LTD.
Name of Small Business Issuer in Its Charter

NEVADA                                               88-0263701
State of Incorporation                               I.R.S. Employer
                                                     Identification No.

2800 INGLETON AVE.,
BURNABY, B.C., CANADA                                V5C 6G7
Address of Principal Executive Offices               Zip code

604-451-1069
Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
Title of class

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 405 is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB (X)

The issuer's revenues for its most recent fiscal year were $202,894.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on November 20, 1998 was $0.0825. The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 12,662,988 on November 23, 1998.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FINANCIAL PERFORMANCE OF THE COMPANY, AND IS SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG SUCH FACTORS ARE:
GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC INCLUDING THOSE DISCUSSED UNDER "RISK FACTORS" BELOW.

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Vancouver-based Service Systems International, Ltd., through its majority-held subsidiary UV Systems Technology Inc. ("UVS"), is the manufacturer and marketer of state-of-the-art ultraviolet disinfection systems for wastewater. We are committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, ultraviolet-based water treatment systems. Through UVS, we hold two United States patents and five international patents on various components of our ultraviolet disinfection system, including the flow reactor chamber and flow-balanced discharge weir.

Our executive offices are located at 2800 Ingleton Avenue, Burnaby, B.C., Canada V5C6G7. The telephone number is (604) 451-1069 and the facsimile number is (604) 451-1072. References in this document to "we," "us," "our," and "the company" include UVS unless the context otherwise requires. ULTRA GUARD-TM- and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners. All monetary figures in the document are in United States dollars except Canadian dollars which are indicated as "C$."

COMPANY BACKGROUND

Our company, Service Systems International Ltd. was incorporated in Nevada in August 1990 and was inactive until it was acquired in July 1995 by eight Canadian and European individuals. The investors' intent was to develop the company into the United States marketing arm of UV Systems Technology Inc., which was incorporated in British Columbia, Canada, in 1993. Our company issued 1,600,000 shares of its restricted common stock ("Common Stock") to certain individual stockholders and one of our officers, as repayment of cash paid to others for expenses related to the acquisition.

In an effort to further advance our marketing objective we entered into an oral agreement with UV Systems Technology Inc., for marketing rights for the Ultra Guard-TM- system in eight Western states. This oral agreement was subsequently supported by a written agreement dated September 21, 1995. In July 1996 we entered into a funding agreement with UVS. Under the funding agreement, we supplied 50% of UVS' operating funds for a six-month period. During this period we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire 50.69% of UVS. We also entered into an agreement with the owners of the balance of the common stock (Working Opportunity Fund and MDS Ventures Pacific, Inc., 49.39%) to complete the purchase of UVS. Under this agreement we were required to fully fund the operations of UVS, and if we were successful in raising C$2.0 million of operating capital, the remaining common stock of UVS would have been purchased. The operating funds advanced by us would be forfeited if the agreement was not concluded. This agreement was extended a number of times through to July 15, 1998, after which it was allowed to lapse. A subsequent agreement (discussed in Management Discussions) converted the funds loaned to UVS into Class X shares of UVS.

INDUSTRY BACKGROUND

The treatment of municipal wastewater and drinking water to eliminate contaminants injurious to health and the environment is a worldwide concern. In 1995, the world spent an estimated $335 billion for the purification of drinking water, wastewater treatment and treatment of industrial process water and fluids. World spending for drinking water purification and municipal wastewater treatment only is estimated to reach $300 billion per year (plus another $200 billion for industrial treatment needs) by year 2000. A United States Environmental Protection Agency survey in 1984 reported that 15,378 municipal treatment plants were in operation in the United States and projected the number to increase to approximately 21,000 by the year 2000. Of the 15,378 plants operating in 1984, only 107 were using or were being constructed and designed for UV treatment. Some of these 15,378 plants had limited or no disinfection. Many of the existing plants identified in 1984 will be required to upgrade or be replaced to meet new United States environmental standards. This is an estimated cost of more than $180 billion. Together with the new treatment plants projected to be built, this represents the United States municipal wastewater treatment market for the ultraviolet treatment industry.

Treatment of municipal wastewater begins by settling or filtering out solid wastes and removing chemicals, minerals, etc. After this treatment the effluent must be disinfected before being discharged into a body of water. Five major factors are used to decide which method of disinfection will be used. The first four are: performance, operating cost, safety of method selected, and verification by pilot study. These relate to the disinfection process itself. The fifth factor is potential adverse effects of the disinfectant on the environment. Currently, the majority of treatment systems in the United States use chlorination. Other treatment alternatives include ozonation and ultraviolet light.

The chlorination process can raise significant environmental concerns. As reported in a 1986 U.S. Environmental Protection Agency study, MUNICIPAL WASTEWATER DISINFECTION, even low chlorine residual levels are very difficult to control in receiving streams. The waste stream is influenced by factors such as temperature, pH, alkalinity, suspended solids, chemical oxygen demand and nitrogen-containing compounds. All of these factors influence the effectiveness of chlorine disinfection. The environmental impact includes the toxicity of residual chlorine to plant and wildlife and the formation of potentially toxic halogenated organic compounds. Many treatment plants use sulfur dioxide to remove the chlorine from the treated water. This reduces the chlorine residual, but probably does not affect halogenated organic compounds, and adds its own negative effect in the receiving water. Chlorine is extremely volatile, therefore its safe transportation is difficult. Many state regulations require that a facility using chlorine treatment train its personnel in correct handling and safety procedures.

Ozone, an unstable gas, is very effective as a bactericide and virucide. However, in some instances, mutagenic and/or carcinogenic compounds have resulted from ozone's use. Ozone treatment can be expensive; ozone must be generated on-site in an expensive process. The ozonation process is relatively complex to operate and maintain, and the equipment costs are high.

According to a 1996 study, ULTRAVIOLET DISINFECTION IN MUNICIPAL WATER AND WASTEWATER, the number of UV disinfection systems in the United States will increase from about 1,000 to about 3,000 between 1995 and 2000 and the market will increase from $20 million annually to $100 million annually in the same time period. By the year 2010, half of municipal disinfection systems are expected to use technologies other than chlorine, and use of chlorine will be almost eliminated by 2025. About 56% of chlorine alternative installations are forecast to be UV systems.

Ultraviolet (UV) light treatment is a non-chemical process, which is very effective as a bactericide and virucide. Ultraviolet light radiation at a wavelength of 254 nanometers (nm) penetrates the cell wall and is absorbed by the bacteria's nucleic acids. This prevents the replication of the cell. Because UV is non-chemical, no toxic residues are produced. UV systems are simple to operate and maintain, have no known adverse environmental impact, and need minimal space. UV is a cost-effective alternative to chlorination and ozonation.

Installations of UV disinfection systems has been slowed by a number of factors. UV system lamps become fouled and require frequent cleaning. UV equipment using low-pressure, low- intensity ultraviolet lamps require a large number of lamps when used in large treatment plants. UV lamps need to be replaced about once a year. Large numbers of lamps equals: 1) high cleaning and replacement labor costs, 2) high power cost, and 3) high lamp replacement costs. Reduction in disinfection performance occurs due to contaminants such as high suspended solids, color, turbidity, and soluble organic matter in the effluent. These contaminants affect the transmittance of the fluid and reduce ability of the ultraviolet light to penetrate the fluid.

We believe that a UV system as provided by our company deals with these issues and will greatly enhance the marketing opportunities for UV systems. Our UV system is environmentally friendly, efficient in operation and cost effective.

SERVICE SYSTEMS' STRATEGY

Our Company is committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, UV-based water treatment systems. Our objective is to become a leading supplier of UV disinfection systems for municipal wastewater and, eventually, for industrial process water and potable water. We believe that the current widespread use of chlorine as the treatment method does not address its environmental effects. There is a need for a superior, cost-effective system for water disinfection around the world. Our UV system answers these needs. It is state of the art, proprietary, environmentally friendly, efficient, and provides numerous opportunities for us to expand the scope of our activity beyond municipal wastewater.

Key elements of the Company's strategy are:

Technological Superiority

We currently hold patents on UV lamps, the flow control reactor module and the flow-balanced weir. These components are used in our treatment system. The system also includes several proprietary features which include, 1) automatic lamp cleaning to deal with the problem of lamp fouling, 1) automatic variability of lamp intensity to match effluent flow to reduce power consumption, and 3) automatic variability of lamp intensity to treat varied transmission. We intend to continue technological development as a response to the changing needs and applications of the water and wastewater treatment industry.

Expansion of Product Lines

Our UV technology can be applied to many treatment needs. After successful penetration of the wastewater disinfection market and financial success, we intend to expand our business into disinfection of industrial process water. Other business segments which show growth potential currently and for the future are potable water disinfection, other fluids disinfection and air disinfection.

Process water disinfection is required in industries such as breweries, soft drink producers, pharmaceutical, pulp and paper production, agriculture, aquaculture, and marine life systems. Potable water treatment is needed for drinking water from a normal municipal supply, bottled water and for disaster relief. Disinfection is also needed in bottled and packaged juices and other fluids.

Enhancement and Expansion of Marketing Efforts

Our product is marketed through a representatives' network in North America and in selected countries of the world. This network needs and continues to be expanded so that we have at least one representative in each of the United States. This process will continue both in the United States and in other selected countries of the world until full customer support is achieved. When and if the opportunity arises, we intend to acquire firms serving a similar industry.

Expand International Sales

While awareness of the need for water disinfection in North America is high, that awareness in other parts of the world is also beginning to increase and the market for treatment and disinfection systems is expanding. With the compact and adaptable nature of our treatment system, its patented and proprietary technology, and the full-size production demonstration units (PDU's), we believe we have a good potential to expand into the international market. It is our intention to pursue this market aggressively.

OUR COMPANY'S PRODUCT

Our company manufactures and markets its UV disinfection system under its registered trademark, Ultra Guard-Registered Trademark-. The Ultra Guard-TM-system incorporates,1) patented low-pressure, high-intensity, high-efficiency UV lamps, 2) infinitely variable ultraviolet lamp controllers,3) patented high-performance reactor module, 4) patented flow-balanced weirs, and 5) automatic quartz sheath cleaning system. The new mechanical cleaning system has been developed and has been introduced into the marketplace by demonstration on our full scale demonstration systems. Currently our product is used primarily for municipal wastewater disinfection. The UV system has been adapted for treatment of process and wastewater from industry, where it is currently being applied in the semi-conductor industry. Other applications include treatment of potable water, juices and other bottled products, and agriculture and aquaculture water treatment.

UV disinfection systems have none of the safety issues with which chlorination systems must deal. UV has the advantage of being relatively simple to operate and maintain. UV disinfection is a physical, rather than chemical process, using UV radiation to permeate bacterial and viral cell walls and prevent the cells from replicating.

In competing UV systems, after solid materials are removed, the effluent is directed through banks of low-pressure, low-intensity or medium-pressure, high-intensity UV light producing mercury vapor arc lamps. In order to disinfect a liquid, the UV energy within the 240 - 280 nm wave band must be directed into the liquid at a minimum intensity level. As the lamp emits radiation and the fluid distance from the lamp increases, the intensity is reduced. Traditionally, maximum exposure has been obtained by utilizing a very large number of low-pressure, low- intensity lamps through which fluid passes. Murkier fluids require more lamps and closer placement of the lamps in proximity to one another. Like competing UV systems, our Ultra Guard-TM-system also exposes fluid to UV light for a time sufficient to damage the reproductive ability of the microorganisms. However, in the Ultra Guard disinfection process, fluid to be disinfected, 1) passes through a diffuser plate to even the flow, 2) passes through our patented flow reactor module which surrounds the UV lamp, and 3) leaves the disinfection channel through our patented flow-balanced discharge weir.

As effluent enters the disinfection channel, uneven fluid pressure creates variances in the flow rate among the top, middle and bottom layers of effluent. As a result of uneven fluid pressure, flow velocity varies. The result is varying rates of disinfection as these uneven flows pass the UV lamps. In our UV system, the diffuser plate (a perforated plate) intercepts the incoming fluid and mixes the varying velocity layers. This ensures uniform column flow before the fluid enters the patented flow reaction chamber and permits the lamp intensity to be set for a consistent, predictable fluid flow rate.

After passing through the diffuser screen, the fluid enters our Ultra Guard patented flow reactor module. The Company's competitors' straight-through systems require repeated and continuous exposure to multiple banks of UV lights. In our UV system, the fluid oscillates as it moves through the reactor module. This ensures that all influent receives maximum exposure to the UV light from a single lamp. The reactor module provides an additional benefit. In other UV systems, slow fluid flow velocity through the lamps and higher temperatures permit buildup of sedimentary deposit which reduces the efficiency of their systems. Our reactor module is designed to cause the fluid to pass closer to the UV light at high velocities, reducing sedimentary deposit (fouling) on the quartz sleeve which houses the UV lamp. The reduction of fouling permits the lamps to continue to operate at peak efficiency for longer periods of time. When fouling does occur, our mechanical cleaner, incorporated into the reactor module, automatically cleans the quartz sleeve. The combination of reduced sedimentation and resultant fouling, and the automatic cleaning system, directly addresses one of the major concerns about the use of UV disinfection systems. We believe that our advanced method of fouling reduction will contribute to our UV systems' acceptance.

As the effluent leaves the reactor module, it discharges from the disinfection channel through the patented flow-balanced weir. Most other UV systems use conventional counterbalanced flap gates to control flow through the disinfection channel. Counterbalanced weirs which are incorrectly adjusted can cause the fluid to surge, exposing the UV lamp to air and reducing system efficiency. The Ultra Guard-TM- patented flow-balanced weir is based on the principle of atmospheric pressure equalization. It will maintain correct channel depth without moving gates, valves, special sensors or other methods requiring operator involvement. Our UV lamp remains fully submerged even during periods when there is zero flow at the wastewater plant.

The flow volume into the disinfection system is measured by a flow meter mounted in the effluent channel, in front of the disinfection system. A UV transmission monitor calculates the transmission of the effluent and provides continuous readings of the effluent transmission quality. These readings are fed to our system microprocessor control where they are used to select appropriate power intensity settings for UV lamps. In multichannel installations, we can provide powered channel gates to direct the flow, control the number of modules in operation, or take a channel off-line for routine maintenance or lamp replacement during periods of low flow. Using data from the system-mounted UV monitors reading each UV lamp intensity, UV output for each lamp can be increased to compensate for unusual quartz sheath fouling and lamp aging.

In our UV system we use our patented low-pressure, high-intensity, high-efficiency UV lamps. These lamps emit high-intensity light to penetrate murky effluent and reduce fecal coliform or other pathogen counts to design specification levels. These lamps operate at 40-60% of the electrical power consumed in low-pressure, low-intensity lamps and 12 to 20% of the electrical power used in medium-pressure lamps. Our Ultra Guard-TM- system also requires up to 90% fewer lamps than most other low-pressure, low-intensity lamp systems. Medium-pressure lamp systems take 3 - 5 medium-pressure lamps to equal one of our lamps. Replacement downtime for lamps is minimized because the lamps can be replaced quickly from above while the lamp module remains in the channel.

Our UV disinfection system has a compact size. Increasing the capacity can be easily accomplished by adding channels and lamps in parallel or in series. In applications of more- turbid-than-normal effluent or where more stringent effluent discharge regulations must be met, a second lamp module immediately behind the first may be installed. We have designed the UV system to disinfect wastewater treatment plant flows up to any size. Systems can be customized to suit specific site conditions and discharge requirements. Our single lamp systems cost between $8,000 and $15,000; the cost of systems requiring more lamps is a multiple of that, with volume discounts available for larger sales. Typically a system requires one lamp for every 0.5 million gallons of wastewater disinfected.

CUSTOMERS

Our customers to date have been municipal wastewater treatment facilities, and semi-conductor plants sold to/through our Japanese agent. Ultra Guard-TM-systems have been installed at two wastewater treatment facilities. The first system was commissioned in February 1995 in Paraparaumu, New Zealand, and has been in operation since that time. This municipal wastewater treatment system is a 12-lamp system, designed to treat a 580-cubic-meters-per- hour peak flow. The system initially experienced premature lamp burnout due to an incorrectly wired lamp controller. This problem has been corrected. The second Ultra Guard-TM-system was supplied in August 1995 for Chilliwack, British Columbia, Canada, and is a 12-lamp system designed to disinfect an effluent flow of 4.5 million gallons per day (MGD). Due to excessive flows at the plant, up to 8.6 MGD being delivered to the UV system, we were unable to treat the flow with the size of the UV system installed. We have mutually agreed to cancel and reverse the sale and have an agreement with the customer to continue using the site as a facility to test new equipment and components. As of August 31, 1998, we had delivered 20 one-lamp systems to our Japanese distributor for applications in the semi-conductor industry.

We completed delivery and test of our PDU at a wastewater treatment plant, testing for the cities of Rosemere and Lorraine, Quebec, in October 1997. In December 1997, we were preselected as the supplier for the disinfection system at that location. The purchase order for this project was received in June 1998, and work on the UV equipment is in process. The project is scheduled for completion in May 1999.

In February 1998 an order was received for a 6-lamp UV system for Hamilton, Alabama. We have scheduled this system to be delivered in early December 1998.

We are actively bidding on many sites in the United States, Canada and internationally, and have responded to project inquiries which are valued in excess of $140.0 million. Our experience shows us that PDU testing is a means of advertising and proving the capabilities of our UV system, by showing it in a real situation. When a PDU test is requested, we verify that the location has had budget approval to install a UV system. At sites where we have demonstrated our PDU, we have had a high rate of success, both from PDU performance and from sales potential.

PDU testing was conducted and completed at Peterborough, Ontario, in September 1998. Excellent results were obtained. A request for proposal for a UV system for that City is expected to be issued in early 1999. Assuming that a proposal from us we expect to submit is accepted, we expect that UV system to comprise 40 lamps at a value of about C$900,000. Testing for the County of Los Angeles, California, is scheduled to start November 1998. The test is to provide verification of our UV system's capability to comply with State of California Title 22 Guidelines. Approval to these Guidelines is a prerequisite in California to acceptance of a UV system in water reclamation/reuse.

SALES AND MARKETING

Our Ultra GuardTM UV system is marketed both domestically and internationally by two marketing employees with specialized training in wastewater disinfection, and through a network of distributors and representatives. As of August 31, 1998, UVS had 34 distributors and representatives, 25 in North America and 9 internationally. Distributors purchase systems and components for resale in a designated territory on an exclusive basis and provide full service to customers. Some agreements require a distributor to purchase a minimum amount of product each year. Distributorship agreements are performance related and usually have a term of one year. Sales representatives act as agents for our Ultra GuardTM UV system and sell these systems in designated territories. Representatives are paid a commission for sales made within their territories. The usual contract is for a period of one year. The Company, through UVS, is continuing to recruit distributors and representatives throughout the world while in attendance at international exhibitions. In March 1998, we exhibited at Globe Foundation Exhibition held in Vancouver, Canada. As well, we exhibited at the Water Environment Federation, Disinfection 98 held in April 1998 in Baltimore, Maryland, and at WEFTEC '98 in Orlando, Florida, in October 1998.

We expect that our sales will be to diverse wastewater treatment plants, primarily in the United States and Canada, and world-wide, and therefore, other than for initial sales, no one customer is likely to account for more than 10% of its sales, averaged over a five-year period. Because of the size of each project, one project may be expected to represent more than 10% of sales in any given year. Our UV product target sales are to communities of all population sizes. As part of our sales effort, we have in production seven production demonstration units. Of these, two are complete and we use them for demonstration at wastewater plants. Of the other five units,2 on which deposits have been received, will be sent to agents for pilot demonstration purposes. The other three will be held in their current level of completion until needed by other agents or distributors or by us for demonstrations. PDU's are fully functional Ultra GuardTM systems with all of the patented components, and are available for in situ testing at wastewater plants. They are compact in size and designed for placement next to an existing outflow channel. PDU's can accommodate flow rates from 100 to 800 U.S. gallons per minute, about 8% of the average wastewater treatment plant flow. An inflow pump draws fluid from the existing system discharge at the flow rate required for testing so that the PDU operates, in effect, as part of the treatment system. The testing period generally runs from two to three weeks in duration and is operated by our technicians. If necessary, the staff of the treatment site or the site design engineer's staff operates the PDU.

Our company accesses marketing opportunities through, 1) published articles in trade publications which are directed to wastewater treatment, 2) the marketing efforts of our distributors and representatives, 3) presentation of technical papers at industry meetings, and 4) meetings with design engineers and others involved in treatment plant design. Videotapes and brochures are available for potential customers and for use by distributors and representatives. Sales opportunities for our UV wastewater treatment systems are made available through requests for proposal received from public entities, and contractor and engineering firms acting for public entities. These opportunities are for systems designed in response to specific wastewater plant criteria. We actively respond to requests for proposal in the United States and throughout the world and normally will provide two to four quotations per week. As of August 31, 1998, we had four requests awaiting response.

COMPETITION

Our company competes with other producers of UV equipment and other water treatment technologies, many of which are more established and have significantly greater resources. Other major technologies currently in use include chlorination, chlorination with dechlorination using sulfur dioxide, sodium hypochlorite, and ozonation. Competitive factors include system effectiveness, safety regulation costs, operational cost, practicality of application, pilot study requirements and potential adverse environmental effects.

Of all of the disinfection technologies in use, including UV, the most prevalent is chlorination (or chlorination with de-chlorination using sulfur dioxide). The most predominant treatment modality in municipal wastewater and industrial process water systems in the United States and world-wide, is the chlorine-based system. However, because of environmental concerns, and more recently safety concerns, we expect the use of chlorine to decrease significantly over the next three decades. Section 112(r) of the EPA Clean Air Act has recently been revised to address safety issues of citizens in the surrounding area of wastewater plants using hazardous chemicals, including chlorine. A risk-management plan must be in place by June 21, 1999. Some states already require a state-level equivalent of the plan, and the Occupational Safety and Health Administration also requires a process safety management program. An industry survey has forecast that over half of chlorine alternative installations will be UV by 2010. See "INDUSTRY BACKGROUND."

Competition with our company's primary business of wastewater and process water treatment is primarily with producers using chlorination disinfection systems and with other UV system manufacturers. While we also compete with ozonation systems, ozonation is more commonly used for drinking water purification.

Our UV competitors and their estimated respective share of the North American market in wastewater and process water are, 1) Trojan Technologies Inc., 60%,
2) PCI-Wedeco, 8%, 3) IDI Industries, Inc. 10%, 4) Aquionics, Inc. 6%, 5) Capital Controls. Inc, 6%, and 6) Others,10%. Trojan Technologies Inc. focuses on UV applications for use in the sewage wastewater industry. They are the largest producer of a product (the medium-pressure lamp UV4000) which directly competes with the Ultra GuardTM UV system. Trojan has projected its sales for its 1998 fiscal year to be about C$65.0 million. We believe, however, that our systems are technologically superior to Trojan's. Aquionics competes primarily in the potable water and process industrial water sector. IDI, PCI-Wedeco and Capital Controls sell UV systems of the low-pressure, low-intensity type. PCI-Wedeco has recently introduced medium pressure lamp systems comparable to the Trojan UV4000. As compared to competing systems, our systems are more compact and use less land area, consume 40 to 60% less electrical power than used in low-pressure, low-intensity systems and 80 to 90% less electrical power than used in Trojan's UV4000. These factors equal lower life-cycle operating costs. Our systems can treat very poor quality effluents, have better hydraulic performance, have automated lamp cleaning and can be demonstrated using a full-scale, single-lamp unit (our production demonstration unit). Combining all these factors, we believe we can provide a substantially better quality effluent discharge in terms of total faecal coliform or E. COLI concentrations at a reduced capital and operating cost.

PATENTS AND TRADEMARKS

Key components of the Ultra GuardTM systems are patent protected in the United States and International Patent Protection Treaty Countries. Patents cover the UV sterilizer system reactor module and the flow-balanced weir, as well as patents on the UV lamp technology in the United States and Canada. Patents on the lamps expire before the year 2000, but due to the technology and cost involved in manufacturing the lamp and the compatible electronics needed to operate the lamps, we believe that the expiration of the patents should not materially affect the Company's business. With the patents we hold on other key components in the Ultra Guard system, we think that competing systems, even if they use the Company's lamps, would operate at about 50% of the capability of our system. The patents on the other patented key components were recently issued in the United States and will extend into the year 2018.

We also hold registered trademarks on "ULTRA GUARD" and on its "wavy lines and design" logo in the United States and Canada.

REGULATORY MATTERS

Our business and manufacturing are conducted from British Columbia, Canada. We are not subject to any special regulatory requirements above those which are applicable to manufacturing businesses in general in Canada and the United States. Environmental regulations that apply to the sewage industry are specific to the effluent being delivered to the receiving waters. These regulations must be complied with by the wastewater treatment plant. In the United States, wastewater and process water treatment plants must comply with clean water standards set by the Environmental Protection Agency under the authority of the Clean Water Act and standards set by states and local communities. Through the request for proposal (bidding process) any regulations are passed on to our company in the system design requirements. These requests for proposal detail the specifications for the system, including the effectiveness required to meet any regulatory requirements. Compliance with microbiological discharge standards is determined by subsequent operation of the wastewater treatment plant and is generally the responsibility of the plant, unless our treatment system failed to comply with specifications for some reason (a problem that we take great effort to avoid). It is possible that through the inaccuracy or inadequacy of request for proposal specifications and if, our potential liability has not been indemnified, we could become liable to third parties for environmental problems. We could be required to comply with future direct regulation by future laws or regulations (including environmental laws). In these cases, our business and operations could be materially and/or adversely affected.

We are not aware of any regulations which would adversely affect our ability to market our system. The effectiveness of the Ultra GuardTM UV system enhances our ability to respond to and comply with the applicable sections of the stringent regulatory clean water standards included within requests for proposal.

In many jurisdictions, including the United States, because wastewater treatment systems require permits from environmental regulatory agencies, delays in permitting could cause delays in construction or usage of the our systems by a customer. This, in turn, could have a material adverse impact on our business. In addition, many of our customers will rely on municipal financing for the purchase of our UV systems. Sales to these customers may be adversely affected by delays in obtaining, or the unavailability of, such funds, caused by budgetary constraints or the bureaucratic process.

MANUFACTURING

The Ultra GuardTM systems are assembled at our Burnaby facility. Components for the systems are manufactured by a variety of Canadian, United States and international suppliers. We obtain our UV lamps and controllers for the systems from a sole supplier for each. To ensure against any interruption of supply should one of these suppliers be unable or unwilling to provide the parts as required, we are continuing the process of identifying and arranging for alternative sources for these components.

RESEARCH AND DEVELOPMENT

Research and development is considered to be a key component of our business strategy. As of August 31, 1998, we had 7 employees collaborating on product manufacturing and development activities, with a combined 85 years of related experience. We also used lamp design and computer software consultants to assist in product development decisions. During the current period, our focus has been on the design and implementation of our previous research and development efforts. Development of alternative sheath cleaning technology, including the use of ultrasonic methods, continues, with increased emphasis on systems automation. Future efforts will focus on expanding and developing technology and equipment for applications, such as industrial process water treatment units, in addition to sewage effluent disinfection.

EMPLOYEES

As of August 31, 1998, Service Systems had three part-time employees, and UV Systems Technology Inc. had 9 full-time employees and 2 part-time employees. The Service Systems employees were engaged in management. The UV Systems employees were engaged in office services, production, design, and manufacturing of the Ultra
GuardTM systems. Any consultants/employees for Service Systems or UV Systems Technology are paid by the company receiving the service.

RISK FACTORS

AN INVESTMENT IN THE SHARES INVOLVES A HIGH DEGREE OF RISK AND IS SPECULATIVE IN NATURE. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS IN EVALUATING AN INVESTMENT IN THE COMPANY AND BEFORE PURCHASING ANY SHARES OF THE COMMON STOCK. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

Operating Company Status

Service Systems International, Ltd. has, during this reporting period, the twelve months ended August 31, 1998, moved for accounting purposes from a category described as a development stage company into the category described as an operating company. However, at this early transition we are still subject to the risks, expenses, problems and difficulties frequently encountered in the establishment of a manufacturing business, especially in the continually evolving, intensely competitive wastewater and water treatment industry. The Company is not profitable and may not become profitable at any time in the foreseeable future.

Competition

Service Systems competes with well-established water treatment companies, many of which have financial, technological and marketing resources significantly greater than those we have available. They may have established relationships with customers or potential customers that afford them a competitive advantage. Some of these competitors in the United States market include Trojan Technologies, Inc., PCI-Wedeco, IDI, Inc., and Aquionics, Inc. Although we believe that our Ultra GuardTM systems can provide us a competitive technological advantage, that has yet to be proven. Moreover, there can be no assurance that our current UV technology may not be rendered less effective or obsolete by UV and other water treatment technologies developed by our competitors. We cannot assure that we will be able to compete effectively in the current or future markets or that competitive pressures will not adversely affect our business, financial condition or results of operations.

Cash Flow; Fluctuation in Operating Results; Need for Additional Financing

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments, if and when sales are made. In addition, we are dependent on sales both to licensees, who are obligated to purchase agreed-upon system components we provide, and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for holdback, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

Our sales of Ultra Guard TM systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. Sales on both an annual and quarterly basis are subject to fluctuations which are often beyond our control. In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms which are acceptable, or if at all.

Risk of Long-Term, Fixed Price Contracts

In connection with the sale of our wastewater treatment systems, we expect to enter into performance contracts which can extend for more than a year. Initially, we are required to bid most of these as fixed-price contracts incorporating all labor, materials, and other costs which we may incur in performing the contract. To the extent that we underestimate those costs, or if the cost of procuring a particular category of materials or services rises substantially during the course of performance of a large contract, we could experience reduced profitability or losses.

Governmental Regulation

Our business and manufacturing are conducted from British Columbia, Canada. We are not subject to any special regulatory requirements above those which are applicable to manufacturing businesses in general in Canada and the United States. Environmental regulations that apply to the sewage industry are specific to the effluent being delivered to the receiving waters. These regulations must be complied with by the wastewater treatment plant. In the United States, wastewater and process water treatment plants must comply with clean water standards set by the Environmental Protection Agency under the authority of the Clean Water Act and standards set by states and local communities. Through the request for proposal (bidding process), any regulations are passed on to our company in the system design requirements. These requests for proposal detail the specifications for the system, including the effectiveness required to meet any regulatory requirements. Compliance with microbiological discharge standards is determined by subsequent operation of the wastewater treatment plant and is generally the responsibility of the plant, unless our treatment system failed to comply with specifications for some reason (a problem that we take great effort to avoid). It is possible that through the inaccuracy or inadequacy of request-for-proposal specifications and if our potential liability is not indemnified, we could become liable to third parties for environmental problems. We could be required to comply with future direct regulation by future laws or regulations (including environmental laws). In these cases, our business and operations could be materially and/or adversely affected.

We are not aware of any regulations which would adversely affect our ability to market our product. The effectiveness of the Ultra GuardTM UV system enhances our ability to respond to and comply with the applicable sections of the stringent regulatory clean water standards included within requests for proposal.

In many jurisdictions, including the United States, because wastewater treatment systems require permits from environmental regulatory agencies, delays in permitting could cause delays in construction or usage of the our systems by a customer. This, in turn, could have a material adverse impact on our business. In addition, many of our customers will rely on municipal financing for the purchase of our UV systems. Sales to these customers may be adversely affected by delays in obtaining, or the unavailability of, funds, caused by budgetary constraints or the bureaucratic process.

Cost of Installation

We anticipate that Ultra GuardTM systems may be installed as replacement systems for existing disinfection systems, especially chlorinated systems, which our company believes will be phased out because of their adverse environmental impact. This potential business is dependent upon the availability of funding for municipalities to replace or retrofit existing systems, which cannot be predicted with any certainty.

Availability of Component Materials

Our systems contain state-of-the-art components. We are dependent upon third parties for the continuing supply of these components. Two of these components, the lamps and the controllers, are obtained from sole suppliers. We are in the process of identifying alternative suppliers for these components; however, alternate sources with the quality, efficiency and at a price we require may be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the components incorporated into our systems. This could require that we redesign a system to incorporate newer or alternative technology. Although we believe that we have arranged for an adequate supply of components to meet our short term requirements, we do not have contracts which would assure availability and price. Lack of timely availability of components could cause delays in installation of the Ultra GuardTM system and affect our revenues during certain periods. As well, this could lead to customer dissatisfaction. Limited availability of components could also require premium payments for parts to make installation deadlines, and thus adversely affect our profit margin, or cause us to increase our inventory of scarce parts and thus adversely affect our cash flow. There can be no assurance that we will continue to be able to obtain all of the components we require, or that the price of certain components in short supply will not materially and adversely affect our business, financial condition or results of operations.

Dependence on Key Employees

The success of our business is largely dependent upon the President, Ken Fielding, and the Chief Financial Officer, Secretary and Treasurer, John Gaetz. No employment agreements are in place with any of these employees, nor do we carry key man insurance with respect to them. Our continued growth and prosperity, and our ability to maintain our competitive position and to attract and service new business, depend to a large extent upon the ability to retain key employees and to attract additional qualified personnel. Loss of the services of these employees could have a material adverse effect on our business. There can be no assurance that we will be able to continue to retain or attract qualified personnel.

Products Designed for Existing and Anticipated Standards and Guidelines

Our products are developed to meet certain existing and anticipated environmental, performance and operational standards and guidelines. These standards and guidelines are continuing to develop and are subject to change. They have developed and changed primarily in the past 10 years with respect to acceptable microbiological discharge levels. The Ultra GuardTM wastewater disinfection technology is state of the art, and the research and development program will be necessary to continually enhance its capabilities. System adjustment to new microbial standards is uncomplicated and efficient and can be accomplished by the addition of UV lamps to a system. Nevertheless, the possibility exists that an unanticipated change which management does not now foresee in the standards and guidelines could materially adversely affect the design, manufacture and sale of our systems.

Product Liability

The Ultra GuardTM systems may be subject to product liability or commercial warranty claims. Our company does not have product liability insurance. While we have never been the subject of any such claims, considering the use of our systems in large-scale municipal and industrial water treatment systems, as well as the propensity of claimants initially to pursue all possible contributors in a legal action, the lack or insufficiency of product liability insurance could materially adversely affect our financial condition and ability to do business. There can be no assurance that we will be able to obtain coverage, at acceptable premiums, that will be adequate to protect us from liability.

Intellectual Property Rights

Through UVS, we own patents on our ultraviolet lamp technology, flow reactor chamber, and discharge weir, and we manufacture and market our products under those patents. We cannot assure that the issued patents will not be infringed or that additional patents that we have applied for will be issued. The costs of prosecuting an infringement suit can be very significant. If an infringement occurs, we cannot assure that our exclusive rights to the patented technology can be preserved or that the rights will be protected. This could have a material adverse effect on our business. It is possible that we may infringe on patents, trademarks, or copyrights owned by others, for which licences may not be available. The expenses of defending claims through the prosecution of infringement actions vary and can be substantial. Some of our patented technology, such as the flow reaction chamber, was developed as "work for hire," and as such, can be subject to claim by the individual(s) who developed it. The developer of the flow reaction chamber has advised us that he believes that the U.S. patent has reverted to him under the terms of his assignment. We vigorously deny this assertion and believe that it is unfounded. Such claims could impede our ability to configure and sell our UV System.

Potential Dilutive Effect of Outstanding Warrants and Options

In connection with the acquisition of a majority interest in UV Systems Technology Inc. in December of 1996, we issued 1,474,918 warrants for Common Stock to the UVS shareholders, exercisable at C$2.00 per share over a period of four years, as to 1.2 million warrants and $1.50 for two years as to 274,918 warrants. In April of 1996, pursuant to Regulation S ("Regulation S") under the Securities Act of 1933 ("Securities Act"), we sold 38,000 shares of Common Stock and 38,000 each of B and C warrants, exercisable at $1.34 and $2.00 per share, respectively, for a period of two years. In addition, from July 1996 through February 1997, pursuant to Regulation S, we sold a total of 596,420 shares of Common Stock and 596,420 warrants to purchase Common Stock (exercisable over a period of two years at an exercise price of $1.25). In June 1996, we sold in a private placement 60,000 shares of restricted Common Stock and 60,000 warrants to purchase Common Stock (exercisable over a period of four years at a price of $2.00 per share). In October 1997 we approved and registered under the Securities Act an employee and consultant Stock Option Plan pursuant to which options for up to 1,588,000 shares of the Company's Common Stock could be issued. As of August 31, 1998, 1,588,000 of the options have been issued under the Plan; 1,247,000 exercisable at $1.00 and 341,000 exercisable at $0.15. In January 1998 and April 1998, we sold (pursuant to
Section 4(2) of the Securities Act) 1,784,482 shares of Common Stock and 1,784,482 E Warrants to four individuals, exercisable at $0.40. In March 1998 and April 1998 we sold, pursuant to Regulation S, 1,446,281 shares of Common Stock and 1,446,281 E Warrants exercisable at $0.40. These outstanding warrants and options could negatively influence our ability to raise additional equity capital in the future. To the extent that these warrants and options to purchase Common Stock are exercised, there will be additional dilution in excess of that resulting from use of common shares in earnings calculations.

As of August 31, 1998, the Company had 7,026,101 vested warrants and options outstanding.

Limited Public Float; Trading; Volatility of Stock Price

Our company's Common Stock is traded on the Bulletin Board, on the over the counter market. While a public market currently exists for our Common Stock, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, the over-the-counter market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to our company's operating performance. We believe factors such as quarterly fluctuations in financial results, announcements of new technologies impacting our systems, announcements by competitors or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of our Stock.

Shares Eligible for Future Sale

Future sales by existing shareholders could adversely affect the prevailing market price of the Common Stock. We have 12,662,988 shares of Common Stock outstanding. Of these shares, approximately 10,278,506 are now eligible for sale in the public market without restriction pursuant to Rule 144(k) or Regulation S under the Securities Act.

Absence of Dividends

Since its inception, we have not paid cash dividends on our Common Stock. It is our intention to retain future earnings, if any, to provide funds for business operations. Accordingly, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

Service Systems' executive offices were moved in July 1997 from White Rock, British Columbia, Canada, into the UV Systems premises at 2800 Ingleton Avenue, Burnaby, British Columbia. The UV Systems leased premises have 2,537 square feet of executive offices and 9,088 square feet of manufacturing facilities. The lease term is for a period of five years, expiring September 2000, with an option to renew for an additional five-year term. We anticipate that these facilities will be adequate for five years, with a need for additional storage space in year three. Insurance policies covering all of our facilities and contents are in place, as well as general liability insurance in an amount considered adequate in the industry (although no assurance can be given that the amount will, in fact, be sufficient should a claim arise).

ITEM 3.  LEGAL PROCEEDINGS

We know of no legal proceedings either pending or threatened against our company or its property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fiscal year covered by this report.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Service Systems' Common Stock is traded in the over-the-counter market and is listed on the Bulletin Board under the symbol "SVSY". The following table sets forth for the periods indicated the high and low bid prices of our Common Stock as reported by the Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We commenced trading Common Stock on the over-the-counter market in September 1995. Before that date there was no market for our securities.

                                         High     Low
                                         ------   -------
FISCAL YEAR 1995
  Quarter ended November 30, 1994        --       --
  Quarter ended February 28, 1995        --       --
  Quarter ended May 31, 1995             --       --
  Quarter ended August 31, 1995          --       --

FISCAL YEAR 1996
  Quarter ended November 30, 1995        2.00     0.075
  Quarter ended February 28, 1996        3.50     1.25
  Quarter ended May 31, 1996             3.20     1.6875
  Quarter ended August 31, 1996          2.125    1.1875

FISCAL YEAR 1997
  Quarter ended November 30, 1996        3.00     1.25
  Quarter ended February 28, 1997        2.0625   0.19375
  Quarter ended May 31, 1997             3.00     1.125
  Quarter ended August 31, 1997          2.060    1.00

FISCAL YEAR 1998
  Quarter ended November 30, 1997        1.562    0.625
  Quarter ended February 28, 1998        0.687    0.281
  Quarter ended May 31, 1998             0.375    0.170
  Quarter ended August 31, 1998          0.187    0.10

As of August 31, 1998, there were approximately 71 holders of record of the Common Stock.

Service Systems has never had profits and has never paid cash dividends on its Common

Stock. We intend to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

OTHER SALES

During the 1998 fiscal year, Service Systems made the following cash sales, conversion of debentures and settlement of debt in offshore transactions pursuant to the exemption afforded by Regulation S.

----------------------------------------------------------------
Name                   Date   Units               Price per unit
----                   ----   -----               --------------
M Revaj                9/97   34,485 shares       $0.8368
M Revaj                9/97   40,821 shares       $0.935
M Revaj                10/97  31,959 shares       $1.005
A Morishita            12/97  180,699 shares      $0.179
Kerrington Corp        12/97  788,792 shares      $0.179
Bruno Udenio           12/97  100,287 shares      $0.2026
Bruno Udenio           12/97  90,626 shares       $0.2559
M Revaj                1/98   80,511 shares       $0.2697
M Revaj                1/98   80,602 shares       $0.259
Primecap Mgmt Ltd.     4/98   261,715 shares      $0.1269
M Revaj                4/98   188,464 shares      $0.1271
Zooley Services Ltd.   1/98   626,875 shares      $0.2039
Primecap Mgmt Ltd.     4/98   781,250 shares      $0.1272
Bank August Roth       1/98   143,173 shares      $0.1782
Bruno Udenio           4/98   80,771 shares       $0.2591
Zooley Services Ltd.   4/98   523,320 shares      $0.1266
G Rodrigues            1/98   100,000 shares      $0.23
R Nimrod               1/98   100,000 shares      $0.23
P Colak                3/98   8,000 shares        $0.18
Elco Bank              4/98   618,800 shares      $0.20
                              618,800 warrants
D K Smith              4/98   53,919 shares       $0.20
Guy Holeksa            4/98   21,402 shares       $0.20
Carmel International   4/98   280,481 shares      $0.12
                              280,481 warrants
Kerrington Corp        4/98   92,000 shares       $0.30
                              92,000 warrants
Collingham             4/98   455,000 shares      $0.12

--------------------------------------------------------------
Name                 Date   Units               Price per unit
----                 ----   -----               --------------
                            455,000 warrants
J Fletcher           4/98   35,216 shares       $0.20

During the 1998 fiscal year, Service Systems made the following sales in settlement of debt, in Canada. These shares were issued under the exemption provided by Section 4(2) of the 1933 Act with representations from the purchasers as to their investment intent, their access to information and their sophistication.

--------------------------------------------------------------
Name                 Date   Units               Price per unit
----                 ----   -----               --------------
K Fielding           4/98   1,243,445 shares    $0.20
                            1,243,445 warrants
J R Gaetz            4/98   341,037 shares      $0.20
                            341,037 warrants

SERVICE SYSTEMS INTERNATIONAL, LTD.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL
         CONDITION.

The following discussion and analysis should be read in conjunction with our Financial Statements and the Notes attached. Information discussed in this report may include forward-looking statements regarding events or our financial performance and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in the forward-looking statements. Among such factors are, 1) general business and economic conditions, 2) customer acceptance and demand for our products, 3) our overall ability to design, test and introduce new products on a timely basis, 4) the nature of the markets addressed by our products, and, 5) other risk factors listed from time to time in documents filed by our company with the SEC. See "PART I. Item 1. DESCRIPTION OF BUSINESS -- RISK FACTORS" above.

BASIS OF PRESENTATION

The financial statements include accounts of Service Systems International Ltd. and its 50.7% owned subsidiary, UVS. As UVS was acquired on Dec 1, 1996, results of fiscal 1997 operations include only the period from December 1, 1996 to August 31, 1997. Therefore, comparative figures presented represent the 12-months ended August 31, 1998 and the 9-month period ended December 1, 1996 to August 31, 1997.

MANAGEMENT'S DISCUSSION

During the fiscal period ended August 31, 1998, Service Systems International Ltd. moved from being designated for accounting purposes as a development stage company to designation as a full operating company.

Our company was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership (see "Company Background"). Through UVS, Service Systems manufactures and markets its Ultra Guard-TM-ultra violet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater, where it is currently being applied by our Japanese agent and for potable water, bottled products, and agriculture and aquaculture water treatment.

In September 1995 Service Systems initiated a marketing distribution agreement with UV Systems Technology Inc., a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 Service Systems entered into a funding agreement with UV Systems Technology Inc., (UVS) whereby Service Systems provided 50% of UVS' operating cash needs for a six-month period. On December 1, 1996, Service Systems acquired 50.7% of the common stock of UVS from two principals and the minority stockholders. On December 6, 1996, Service Systems entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd.
(WOF) and MDS Ventures Pacific Inc. (MDS), to acquire the remaining 49.3% common stock and their preferred stock (Purchase Agreement). Any funds advanced under this agreement would be forfeit should Service Systems be unsuccessful in raising C$2.0 million. In June 1998, this agreement was not renewed as Service Systems was unable to raise the C$2.0 million required to complete the transaction. WOF agreed to loan UVS additional funds (see details following) and agreed to allow conversion of the funds advanced under the Purchase Agreement.

In June 1998, UVS entered an interim agreement with WOF (Agreement) to provide C$900,000 of additional funding and to reduce debt by requiring MDS and Service Systems to convert their loans receivable into Class "X" non-voting UVS Preferred shares, retractable by the holder only if there is a sale or IPO which values the equity of UVS, including the Class "A" preferred shares, but excluding the Class "X" Preferred shares at C$20.0 million. If not retracted within 4 years from the closing date of this Agreement, the Class "X" Preferred shares will be redeemable by UVS for C$1.00.

The effect of this Agreement, with regard to Service Systems, is to 1) forgive $155,322 accrued interest on its existing current loans receivable, and 2) convert its existing 20% per annum loan receivable of US$820,771 into Class "X" Preferred shares.

The effect of this Agreement, with regard to MDS, is to 1) forgive $87,422 accrued interest on its existing current loans receivable, 2) reduce its common shares percentage from 24.7 % to 12.32%, 3) reduce its Class "A" Preferred shares from C$1,000,000 to $0 by transfer of C$500,000 to WOF and by converting C$500,000 to Class "X" Preferred shares, and 4) to convert its existing 20% per annum loan receivable, $174,752 into a long-term loan, with a term of 5 years, interest at 10% per annum, compounded annually, with interest accruing for 18 months and payable monthly thereafter.

The effect of this agreement, with regard to WOF, is to 1) forgive $110,826 accrued interest on its existing current loan receivable, 2) provide a new five (5) year long-term loan to UVS in the amount of C$0.9 million, interest at 10 % per annum, compounded annually, interest payable monthly, 3) increase its Class "A" preferred shares from C$1,000,000 to C$1,500,000 due to the C$500,000 transfer received from MDS, and 4) convert its existing 20% per annum loans receivable of $227,669 into a long-term loan, with a term of 5 years, interest at 10% per annum, compounded annually, with interest accrued for 18 months, and payable monthly thereafter.

During the period from December 1, 1996 to September 30, 1997 ("First Business Period"), Service Systems continued with UVS' system development and testing programs. These programs included the development of both a mechanical and electronic automatic quartz sheath cleaning system, to remove the fouling build-up due to suspended solids and chemical prevalent in wastewater. The program of development on the mechanical cleaner determined that the method chosen was viable and performs the function desired.

Field testing of the mechanical wiper cleaning system was concluded during October and November, 1997, a PDU test site at Ville de Repentigny near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels, and it has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigny test site during temperatures ranging down to minus 8 degrees celsius and up to plus 8 degrees celsius. The test showed that with temperature control, infinitely variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Development of the electronic ultrasonic cleaning system has been placed in abeyance pending availability of additional development funds.

During the last quarter of the 1998 fiscal year, an extendable one year agreement was reached between UVS and the City of Chilliwack for continued use of the site as a demonstration site with costs of use being an annual rental fee of C$500 and incremental power use costs.

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. During the 1998 fiscal year, we made provisions for a 25% loss of the receivable, reducing the receivable from C$83,142 to C$62,342.

Marketing activity has increased with the engagement of a new Vice President
- Sales and Marketing in October, 1997. With the increased effort, we received orders during the 1998 fiscal year for three projects, 1) Hamilton, Alabama valued at US$127,000, 2) Rosemere-Lorraine valued at C$390,809, and 3) Nissho Iwai valued at US$135,314. Shipment and billing of US$202,894 of these sales are included in the Income Statement for August 31, 1998. The balance will be billed in fiscal 1999.

In June 1998, UVS received a letter of intent for a UV system valued at C$605,000 for a project in Eastern Canada. The issuing of a purchase order for and subsequent delivery of this system is subject to a number of conditions including the provision that the purchaser receives an order from the General Contractor for this phase of the project.

In September and October 1998, after the end of the 1998 fiscal year, our Production Demonstration Unit performed testing at a municipal wastewater plant in Eastern Canada. Testing was successful and a report which is in final printing is recommending an Ultra Guard-TM- UV system valued at about C$900,000 for the site. Additional PDU testing was performed at the City of Toronto, Humber waste water treatment plant to determine the efficacy of UV to disinfect wastewater containing levels of iron (Fe) at ranges of 0.3 to
4.0 mg/l. This testing was equally successful and discussions on further action continue. We think both sales are likely to be made, but we cannot assure that they will be. In November 1998 a PDU is being shipped to the County Sanitation Districts of Los Angeles County (the County). The testing program, which is conducted and paid for by the County, will test the Ultra Guard-TM- UV system's ability to disinfect wastewater to Title 22 Guidelines; a stringent test protocol required as a precursor use of a company's UV product in reuse of wastewater for agriculture purposes. Additional tests are scheduled for Virginia (2), North Carolina and Colorado.

RESULTS OF OPERATIONS

GENERAL NOTE: When comparing the year ended August 31, 1998 to the year ended August 31, 1997, the reader must be aware that the year ending August 31, 1997 includes 12 months of SVSY operations and 9 months of UVS operations for the period from acquisition, December 1, 1996 to August 31, 1997.

With the volume of sales received during the twelve-month period ended August 31, 1998, we moved from a development stage company to an operating company for accounting purposes. In this period we had revenues of $202,894. Direct Project Costs of $98,326 were reported, plus Manufacturing Costs Not Applied (under-recovery of plant overheads) of $82,577 resulting in a Gross Profit Margin of $21,991.

During the twelve-month period ended August 31, 1998, operational expenses of $1,307,547 consisting of 1) selling expense of $225,893, 2) general and administrative expense of $668,594, 3) research and development expense of $264,282, 4) amortization of goodwill of $485,081, 5) interest of 90,812, net of interest income and interest waived, and 6) foreign exchange translation gain of $245,491, brought the Total Expenses for the year to $1,307,547 as compared to $1,347,218 in the 1997 fiscal period. The Net Loss in fiscal 1998 totalled $1,285,556 compared to $1,398,425 in fiscal 1997, a decrease in loss of $112,869.

Selling expenses in 1998 increased by $69,976 to $225,893 from $155,917 for fiscal 1997 as a result of our hiring a Vice-President, Sales and Marketing. General and administrative expense in fiscal period ended 1998 increased by $223,614 to $668,594 from $444,980 for the period ended 1997. The increase is due primarily to an increase in consulting fees amounting to $158,148 and $47,400 commission expense on debentures issued. Research and development expenses in 1998 decreased by $48,159 to $264,282 from $312,441 for fiscal 1997 as a result of our having completed development of the UV system to a market ready product. A write down of amortization of goodwill in 1998 increased by $121,270 to $485,081 from $363,811 in 1997. Interest, net of interest income and interest waived, resulted in an income of $90,812 or an increase of $151,598 from an expense of $60,786 in 1997. Foreign exchange translation gain increased by $258,978 to $249,695 from a loss of $9,283 due to the drop in the value of the Canadian dollar.

LIQUIDITY

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments, if and when sales are made. In addition, we are dependent on sales both to licensees which are obligated to purchase agreed upon system components we provide and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

Our sales of Ultra Guard-TM- systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. Sales on both an annual and quarterly basis are subject to fluctuations which are often beyond our control.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. There can be no assurance that the additional financing can be obtained on a timely basis, on terms which are acceptable or if at all.

During the twelve months ended August 31, 1998, our liquidity improved as a result of actions taken by management. Accrued interest payable on loans from related parties and minority shareholders in the amount of $198,248 were waived by the debt holders. The remaining principal balances of those loans were transferred from Current Liabilities to Long- term debt. Amounts owing to related parties were reduced by $265,111, net, and Loans payable - others, were reduced by $21,206, by converting the debt into Common Stock. These actions increased and greatly improved the working capital ratio.

We financed our operations during this period, in part, from proceeds of sales of restricted common stock, loans from related parties and minority shareholders of UVS, and sale of 12% convertible debentures. Sale of restricted common stock amounted to $46,000. Sales of 12% convertible debentures, all of which were converted to Common Stock, amounted to $725,285. These 12% convertible debentures were as a result of an agreement signed with London Select Enterprises, Ltd. as Broker, in June 1997. This agreement was an offering conducted in compliance with Regulation S, promulgated under the Securities Act of 1933, to place up to $750,000 face amount, 12% one year convertible debentures due July 31, 1998 if not earlier redeemed. Each debenture was sold at 80% of face value and was convertible into Service Systems Common Stock, at a conversion price of 20% below the closing bid price of the Common Stock immediately preceding the date of conversion or 20% below the 5-day average closing bid price of the Common Stock immediately preceding the closing date.

We expect that during fiscal 1999, as and if our sales increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the manufacturing of products sold, and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

YEAR 2000 ISSUE

DESCRIPTION OF THE ISSUE. The Y2K issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to our company from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of our and/or third parties' computer systems could have a material adverse impact on our ability to conduct its business.

YEAR 2000 TASK FORCE. We have set up an internal task force comprised of our Directors of Manufacturing and Engineering to review our products, business and engineering applications and suppliers and develop contingency plans for Y2K readiness. This task is to be completed by the end of calendar 1999. The goal of the task force is to minimize the effect that Y2K issues will have on the Company and its customers. The Director of Manufacturing will update the CEO of the Company on its Y2K readiness.

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. The task force has completed a review of internal computer and is currently reviewing all internal business and engineering computer systems to ensure that such systems either will be Y2K ready, or will be modified or replaced by Y2K ready systems. We have already been assured that our accounting information system installed in 1995 is Y2K ready as long as we adhere to the supplier's Y2K readiness guidelines. We plan to simulate and to have tested, in a Y2K environment, our engineering and business information systems, internal telephone equipment, local networks, security and sprinkler systems to verify its Y2K readiness by the middle of fiscal 1999.

SUPPLIERS. Our major suppliers are component parts distributors and contract manufacturers. Often the Company sources its products and manufacturing services from multiple, competing vendors. We are conducting a review of these key suppliers to ensure Y2K readiness of as many vendors as possible and will initiate communication with all of our key suppliers to determine to what extent we may be vulnerable due to their failure to be Y2K ready. This communication, including site visits by our personnel, will be ongoing throughout fiscal 1999. There can be no assurance that the systems of other companies on which we rely will be Y2K ready on a timely basis and will not have an adverse effect on our operations. In instances where we are unable to determine that our vendors have taken appropriate steps to minimize disruption due to non-Y2K readiness, we will consider contingency plans, including moving to identified alternate sources, or developing new alternate sources.

PRODUCTS. The task force will also assess outside-sourced, computer-based control systems used within our products to determine if they have the capability of dealing with the year 2000. Certain of our computer processor board level products and integrated computer systems utilize computer chips that include built in operating systems ("BIOS") allowing the computer to initialize and load software. All current built for delivery computer systems will be assessed for readiness prior to purchase.

COSTS. We expect the cost of our Y2K assessment, including both incremental spending and redeployed resources, will not be material. The current assessment does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Since there is no uniform definition of "Y2K readiness" and since all customer situations cannot be anticipated, particularly those involving third party products, we may see claims as a result of the Y2K transition. Such claims, if successful, could have a material adverse impact on future results.

CUSTOMERS. Since our customers all purchase built-to-order systems and our computer based control systems will be manufactured to be compliant, we believe that Y2K will not affect customers' decisions to purchase our Ultra Guard-TM- UV system. However, we cannot predict the impact on us of our customers' lack of Y2K compliance and any disruptions caused to treatment systems we have installed because of their non-compliance. Costs and damages related to or arising from non-compliance could materially adversely affect our revenues or our business, even though we believe our systems themselves to be compliant.

COST ESTIMATES. We have not been required to incur costs for Y2K remedial work and have not set aside any contingency fund to deal with any contingencies which may arise. The costs for Y2K compliance are based on our best estimates, which were derived from numerous assumptions about future events, including third-party modification plans and other factors. However, we cannot guarantee that those estimates will be accurate and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to identify and correct all relevent computer codes.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditor's Report..................................................25

Consolidated Balance Sheets as of August 31, 1998 and 1997....................26

Consolidated Statements of Operations for the years ended
     August 31, 1998 and 1997.................................................27

Consolidated Statements of Cash Flows for the years ended
     August 31, 1998 and 1997.................................................28

Notes to the Consolidated Financial Statements................................29

                          INDEPENDENT AUDITOR'S REPORT


To:    Board of Directors and Stockholders
       Service Systems International, Ltd.


We have audited the accompanying consolidated balance sheets of Service Systems International, Ltd. as of August 31, 1998 and 1997, and the related consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Systems International, Ltd. as of August 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues or profitable operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.


"Elliott Tulk Pryce Anderson"

Chartered Accountants
Vancouver, British Columbia, Canada
November 10, 1998

Service Systems International, Ltd.
Consolidated Balance Sheets
As at August 31, 1998 and 1997


                                                                             1998              1997
                                                                               $                 $
                                                                         -----------        -----------
         Assets

Current Assets
     Cash and short-term investments                                        207,052                639
     Short-term investments - restricted (Note 3)                           249,317                  -
     Accounts receivable                                                    110,957             63,031
     Inventory                                                              238,281            357,008
     Prepaid expenses                                                        36,175             12,550
     Research credit receivable                                                   -            244,791
                                                                         -----------        -----------
                                                                            841,782            678,019

Capital assets (Note 5)                                                     141,397            173,304
Goodwill - net of amortization (Note 4)                                   1,576,516          2,061,597
Patents and trademarks (Note 6)                                              92,484             36,658
                                                                         -----------        -----------
                                                                          2,652,179          2,949,578
                                                                         -----------        -----------
                                                                         -----------        -----------

         Liabilities and Stockholders' Equity

Current Liabilities
     Cheques issued in excess of funds on deposit                                 -              8,752
     Accounts payable                                                       102,823            181,009
     Accrued liabilities                                                     14,677             32,311
     Vacation pay payable                                                     7,629             10,364
     Customer deposits                                                            -             19,212
     Loan payable - other                                                         -             21,206
     Amounts owing to related parties (Note 7)                               95,442            360,553
     Loans payable - minority stockholders of subsidiary (Note 9)                 -            556,640
                                                                         -----------        -----------
                                                                            220,571          1,190,047

Long-term debt (Note 9)                                                   2,270,525          1,469,660
Convertible Debentures (Note 8)                                                   -             76,268
                                                                         -----------        -----------
                                                                          2,491,096          2,735,975
                                                                         -----------        -----------
Contingencies (Note 1)

Stockholders' Equity

Common stock (Note 10), $.001 par value,
     50,000,000 shares authorized, 12,662,988
     and 5,279,338 issued and outstanding respectively                       12,663              5,279
     Additional paid-in capital                                           3,073,619          1,847,967

Deficit                                                                  (2,925,199)        (1,639,643)
                                                                         -----------        -----------
                                                                         -----------        -----------

                                                                            161,083            213,603
                                                                         -----------        -----------
                                                                          2,652,179          2,949,578
                                                                         -----------        -----------
                                                                         -----------        -----------




                (See accompanying notes to financial statements)

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
For the years ended August 31, 1998 and 1997


                                                                                  1998              1997
                                                                                    $                 $
                                                                              -----------        -----------
Project Revenue                                                                  202,894             24,118
Project Costs                                                                     98,326             40,787
                                                                              -----------        -----------
Gross Profit (Loss)                                                              104,568            (16,669)
Manufacturing Overhead Not Applied                                                82,577             34,538
                                                                              -----------        -----------
                                                                                  21,991            (51,207)
                                                                              -----------        -----------
Expenses
     Selling                                                                     225,893            155,917
     General and administrative                                                  668,594            444,980
     Research and development                                                    264,282            312,441
     Amortization of goodwill                                                    485,081            363,811
     Interest, net of interest income and interest waived (See Note 9)           (90,812)            60,786
     Foreign exchange translation (gain) loss                                   (245,491)             9,283

                                                                               1,307,547          1,347,218
                                                                              -----------        -----------
Net Loss for the year                                                          1,285,556          1,398,425
Deficit - Beginning of year                                                    1,639,643            241,218
                                                                              -----------        -----------
Deficit - End of year                                                          2,925,199          1,639,643
                                                                              -----------        -----------
                                                                              -----------        -----------


                                                                                   $                  $

Net Loss per share                                                                 (0.14)             (0.29)
                                                                              -----------        -----------
                                                                              -----------        -----------

                                                                                   #                  #

Weighted average shares outstanding                                            9,160,048          4,812,170
                                                                              -----------        -----------
                                                                              -----------        -----------

                (See accompanying notes to financial statements)

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
For the years ended August 31, 1998 and 1997

                                                                              1998              1997
                                                                                $                 $
                                                                          -----------        -----------
Cash Flows to Operating Activities
     Net loss                                                             (1,285,556)        (1,398,425)

     Adjustments to reconcile net loss to cash
         Amortization of goodwill                                            485,081            363,811
         Depreciation                                                         49,602             37,176
         Foreign exchange translation (gain) loss                           (245,491)               527
         Convertible debenture interest converted into shares                 25,980                  -
         Common stock issued for expenses                                     42,558                  -

     Change in non-cash working capital items
         (Increase) decrease in accounts receivable                          (47,926)            18,152
         Decrease in inventory                                               118,727             50,010
         (Increase) in prepaid expenses                                      (23,625)              (720)
         Decrease (increase) in research credit receivable                   244,791            (34,221)
         (Decrease) in accounts payable, accrued liabilities,
            vacation pay payable and customer deposits                      (117,767)           (50,676)
                                                                          -----------        -----------
Net Cash Used in Operating Activities                                       (753,626)        (1,014,366)
                                                                          -----------        -----------
Cash Flows (to) from Investing Activities
     Acquisition of a subsidiary                                                   -              1,537
     Acquisition of short-term investment - restricted                      (249,317)                 -
     Additions to patents and trademarks                                     (55,826)            (7,041)
     Capital assets acquired                                                 (17,695)            (8,181)
     Proceeds from held to maturity investments maturing                           -            221,357
     Decrease in loans receivable                                                  -            125,000
                                                                          -----------        -----------
Net Cash (Used in) Provided by Investing Activities                         (322,838)           332,672
                                                                          -----------        -----------
Cash Flows from (to) Financing Activities
     Cheques issued in excess of funds on deposit                             (8,752)             8,752
     Common stock issued for cash                                             46,000            361,365
     Increase in loans payable - other                                        75,030             21,206
     Increase (decrease) in amounts owing to related parties                  51,785            (14,534)
     Increase in borrowings from minority shareholders                       588,885            172,288
     Proceeds from convertible debenture converted to common stock           529,929             76,268
                                                                          -----------        -----------
Net Cash Provided by Financing Activities                                  1,282,877            625,345
                                                                          -----------        -----------
Increase (Decrease) in Cash and Cash Equivalents                             206,413            (56,349)
Cash and Cash Equivalents - Beginning of Year                                    639             56,988
                                                                          -----------        -----------
Cash and Cash Equivalents - End of Year                                      207,052                639
                                                                          -----------        -----------
                                                                          -----------        -----------
Non Cash Financing and Investing Activities
     3,149,300 common shares were issued to settle

     debt at prices ranging from $0.12 to $0.30                              580,839                  -
     1,474,918 common shares were issued at $0.75
     per share to acquire a business (Note 4)                                      -          1,106,189
                                                                          -----------        -----------
                                                                             580,839          1,106,189
                                                                          -----------        -----------
                                                                          -----------        -----------






                (See accompanying notes to financial statements)

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements
For the years ended August 31, 1998 and 1997



1.    Nature of Operations and Continuance of Business

      The Company was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of the Company's current business was accompanied by a change of ownership. See Note 4 regarding acquisition of UV Systems Technology Inc. ("UVST") on December 1, 1996, a Canadian company. Through UVST, the Company manufactures and markets its Ultra Guard-TM- ultra violet based patented water treatment system. These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquaculture water treatment.

      During fiscal 1998 the Company emerged from a development stage company to an operating company. Even though its status has changed to an operating company, the operating activities have not yet produced significant revenue and the Company has experienced significant losses to date. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

      Uncertainty Due to the Year 2000 Issue:

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

2.    Significant Accounting Policies

      Consolidated financial statements

      These financial statements include the accounts of the Company, and its 50.7% owned Canadian subsidiary, UVST. As UVST was acquired on December 1, 1996, results of operations of UVST includes the nine months ended August 31, 1997 and the year ended August 31, 1998.

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

      Goodwill

      Goodwill represents the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over five years. Goodwill is evaluated in each reporting period to determine if there were events or circumstances which would indicate inability to recover the carrying amount. Such evaluation is based on various analyses including discounted cash flows and profitability projections which necessarily involves management judgement.

      Patents and trademarks

      Patents and trademarks will be amortized to operations over their estimated useful lives not exceeding twenty years.

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

      ii)  Translation of foreign subsidiary balances

           Monetary balance sheet items of UVST are translated into U.S. dollars at the rates of exchange on the balance sheet date. Non-monetary balance sheet items are translated into U.S. dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into U.S. dollars using the average exchange rate for the year with any translation gain or loss included separately in operations.

      Income taxes

      The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on the Company's financial statements. As of August 31, 1998 the Company has accumulated net operating losses available to offset future taxable income as scheduled below:

                                       Amount
          Fiscal Year of Loss             $             Expiration Date
          -------------------          -------          ---------------
          1996                         240,000               2011
          1997                         202,000               2012
          1998                         650,000               2013

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

      The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                        1998                     1997
                                         $                        $
                                    ------------             -------------
          Net Operating Loss              650,000                  202,000
          Statutory Tax Rate        113,900 + 34%             22,500 + 39%
                                     in excess of             in excess of
                                         $335,000                 $100,000
          Effective Tax Rate                    -                        -
          Deferred Tax Asset              221,000                   62,000
          Valuation Allowance            (221,000)                 (62,000)
                                    -------------             ------------
          Net Deferred Tax Asset                -                        -
                                    -------------             ------------
                                    -------------             ------------

      The Company's Canadian subsidiary has Canadian tax losses of $1,294,000 to offset future Canadian taxable income. These losses expire as follows:

                                             $
                                          -------
          2002                             82,000
          2003                            463,000
          2004                            558,000
          2005                            191,000

3.    Restricted Cash

      Pursuant to a letter of credit, required under a long-term project to be completed in fiscal 1999, the Company purchased a Cnd$396,000 face value Bankers' Acceptance to be held as a bond for the letter of credit.


4.    Business Acquisition

      On December 1, 1996, the Company acquired 50.7% of the issued and outstanding common shares of UVST. The acquisition was accounted for using the purchase method of accounting for business combinations. The Company issued 1,474,918 common shares at a deemed fair market value of $0.75 per share ($1,106,189). The Company assumed net liabilities of $1,319,219. The excess of the purchase price over the fair market value of net tangible liabilities assumed, totalling $2,425,408, was allocated to goodwill. Details of liabilities assumed and assets acquired are as follows:

                                                                           $                    $
                                                                        ---------           ---------
      (i)       Share consideration
                   Additional paid in capital                           1,104,714
                   Capital stock (1,474,918 at $.001)                       1,475           1,106,189
                                                                        ---------           ---------


      (ii)      Net book value of liabilities assumed
                   Liabilities assumed
                      Current liabilities


                           Accounts payable                               144,036
                           Accrued liabilities                             25,296
                           Vacation pay payable                             6,213
                           Customer deposits                              118,027
                           Loans from directors and officers                              293,446
                           Loans from minority shareholders                               384,352

                                                                           $                    $
                                                                        ---------           ---------

                                                                          971,370
                                                                        ---------

                      Long-term debt
                           Preferred stock of subsidiary                1,469,660            2,441,030
                                                                        ---------            ---------


                                                                            $                    $
                                                                         ---------          -----------
      (ii)      Net book value of liabilities assumed (continued)
                    Assets acquired
                           Held to maturity investment                    (221,357)
                           Accounts receivable                             (81,183)
                           Inventory                                      (407,018)
                           Prepaid expense                                 (11,830)
                           Research tax credit receivable                 (210,570)
                           Capital assets                                 (158,699)
                           Patents and trademarks                          (29,617)          (1,120,274)
                                                                           --------
                    Cash received in the combination                                             (1,537)

                    Net book value of liabilities assumed                                      1,319,219
                                                                                              ----------

      (iii)     Excess of cost over book value                                                2,425,408
                                                                                              ---------
                                                                                              ---------



      The Company has recognized no minority interest on acquisition as UVST had a negative tangible book value and thus had no interest in underlying net assets.

      The excess of cost over book values was allocated to goodwill as there were no other fair market value adjustments to non-monetary assets. Goodwill has been capitalized and is being amortized over its estimated useful life of five years. Amortization of $485,081 (1997: $363,811) has been charged to operations.


5.    Capital Assets

      Capital assets are stated at cost less accumulated depreciation.

                                                                                             1998           1997
                                                                           Accumulated     Net Book       Net Book
                                                              Cost        Depreciation       Value          Value
                                                                $               $              $              $
                                                             -------         -------          ------        ------
      Computer equipment                                      35,147          13,958          21,189        21,154
      Computer software                                        5,033           1,799           3,234         2,529
      Display equipment                                       31,836          15,918          15,918        22,285
      Office furniture and equipment                          29,157          13,555          15,602        19,870
      Plant jigs, dies, moulds, tools and equipment          128,962          54,643          74,319        90,986
      Leasehold improvements                                  26,724          15,589          11,135        16,480
                                                             -------          ------          ------        ------
                                                             256,859         115,462         141,397       173,304
                                                             =======         =======         =======       =======

      Depreciation per class of asset:

                                                           1998           1997
                                                             $              $
                                                          ------         ------
      Computer equipment                                    6,387         4,047
      Computer software                                       851           498
      Display equipment                                     6,367         4,775
      Office furniture and equipment                        5,690         4,047
      Plant jigs, dies, moulds, tools and equipment        24,963        19,801
      Leasehold improvements                                5,345         4,009
                                                           ------        ------
                                                           49,603        37,177
                                                           ------        ------
                                                           ------        ------

6.    Patents and Trademarks

      Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra Guard-TM- System. These costs will be amortized not exceeding twenty years starting September 1, 1998. Components of the Ultra Guard-TM-System were patented in the United States on April 12, 1996. Applications have been made for patent protection under the International Patent Protection Treaty covering up to 13 European countries.


7.    Amounts Owing to Related Parties

                                                                    1998           1997
                                                                      $              $
                                                                   ------        -------
      (a)  Amounts owing to a shareholder, due on demand,
           unsecured and non-interest bearing.                          -        123,760

      (b)  Amounts owing to two directors, due on demand,
           unsecured and non-interest bearing.                     95,442        236,793
                                                                   ------        -------
                                                                   95,442        360,553
                                                                   ------        -------
                                                                   ------        -------

8.    Convertible Debentures

      During fiscal 1997 and 1998, the Company issued 12% Series "A" Senior Subordinated Convertible Redeemable Debentures ("Debentures") due July 31, 1998 having a face amount of $725,285, bearing interest at 12% per annum, payable quarterly. The Company discounted these Debentures by 20% of the face amount and received net proceeds of $580,228. A $53,400 commission was paid and expensed. Interest of $25,980 was accrued to the date of conversion. The Agent will also receive 40,532 warrants exercisable into common stock at $1.80 per share.

      These Debentures were converted into common stock during the year. Face value of $725,285 plus accrued interest of $25,980 less 20% discount of $145,067, totalling $606,198 was converted into 4,034,350 common stock.


9.    Long-term Debt (See Subsequent Events)

      Prior to fiscal 1998, UVST issued 2,000 Class "A" Preferred Shares at Cnd$1,000 per share for proceeds of Cnd$2,000,000 (US$1,275,104). The holders of these shares also own 49.3% of the common shares of UVST ("minority shareholders"). Class "A" Preferred Shares are retractable once sales reach Cnd$10,000,000 and net income reaches Cnd$1,000,000 and are to be redeemed by June 30, 2000.

      During fiscal 1997, minority shareholders advanced Cnd$631,000 to UVST. Interest accrued to June 29, 1998, at 20% per annum, totalled Cnd$280,000. Pursuant to an interim refinancing agreement ("the Agreement"), dated June 29, 1998, all accrued interest was waived. The principal repayment of Cnd$631,000 has been deferred to June 29, 2003 and interest at 10% accrues until December 29, 2000, after which, is paid monthly. The Company waived interest of Cnd$217,000 accrued on its loan to UVST of Cnd$1,287,000.

      Under the Agreement one of the minority shareholders advanced Cnd$909,000 to UVST. This advance is secured by a subordinated debenture on all of UVST's assets, bears interest at 10%, payable monthly, is due in 2003, and ranks ahead of the minority shareholder loans and Class "A" Preferred Shares.

10.        Common Stock

                                                                                                                     Additional
                                                                                                          Common      Paid-in
                                                                                       Shares             Stock        Capital
                                                                                          #                 $             $
                                                                                     ----------      ----------      ----------
            Balance September 1, 1995 (date of inception)                             1,400,000           1,400          (1,400)
                 Issuance of stock for expenses at $0.05 per share                    1,600,000           1,600          78,400
                 Issuance of stock for cash in private sales:
                      $0.50 per share                                                    30,000              30          14,970
                      $0.75 per share                                                   220,000             220         164,780
                      $1.25 per share                                                    60,000              60          74,940
                      $1.33 per share                                                    38,000              38          50,654



            Balance August 31, 1996                                                   3,348,000           3,348         382,344
                                                                                     ----------      ----------      ----------

                 Issuance of stock for acquisition of 50.7%
                      of UV Systems Technology Inc. at a deemed
                      fair market value of $0.75 per share                            1,474,918           1,475       1,104,714

                 Issuance of stock for cash in private sales at $0.75 per share         416,420             416         310,949

                 Issuance of stock for conversion of warrants:
                      Class "A' warrants converted May, 1997 at
                      $1.25 per share                                                    40,000              40          49,960



            Balance August 31, 1997                                                   5,279,338           5,279       1,847,967
                                                                                     ----------      ----------      ----------

                 Issuance of stock for conversion of convertible
                      debentures at prices ranging from $0.13 to $1.00                4,034,350           4,034         602,163

                 Issuance of stock for cash in private sales at $0.23 per share         200,000             200          45,800

                 Issuance of stock to settle debt at prices ranging from
                      $0.12 to $0.30                                                  3,149,300           3,150         577,689



            Balance August 31, 1998                                                  12,662,988          12,663       3,073,619
                                                                                     ----------      ----------      ----------
                                                                                     ----------      ----------      ----------



         (a)       Warrants outstanding as at August 31, 1998:

                         Exercise
                          Price
          Class             #              $        Expiry Date
          -----         ----------        ----    -----------------
          "A"              361,420        1.25    February 25, 1999
          "A"               60,000        2.00    March 18, 2001
          "A"               75,000        1.25    April 9, 1999
          "A"              160,000        1.25    May 13, 1999
                        ----------
                           656,420
          "B"               38,000        1.34    March 24, 1999
          "C"               38,000        2.00    March 24, 1999
          "D"              274,918        1.50    May 2, 1999
          "D"            1,200,000     Cnd2.00    May 2, 2001
          "E"            3,030,763        0.40    April 28, 2000
          "E"              200,000        0.40    December 31, 2000
                        ----------
                         5,438,101
                        ----------
                        ----------


           The Class "A" warrants are redeemable by the Company at $.001 per share.

     (b)  Employee Stock Option Plan

          On August 21, 1997 employees were granted stock options to acquire 1,247,000 shares at $1.00 per share expiring August 21, 2000. On April 15, 1998 two directors and an employee were granted stock options to acquire 341,000 shares at $0.15 per share expiring April 15, 2001. The quoted price of the Company's common stock on the grant dates approximated the grant prices.

          The common stock underlying the Employee Stock Option Plan was registered with the Securities Exchange Commission on October 6, 1997.

          The Company has adopted Financial Accounting Standards Board Statement No. 123 to account for its Employee Stock Option Plan. The fair value, as at the grant dates of August 21, 1997 and April 15, 1998, were nil, using existing models to provide a measure of fair market value. The weighted average remaining contractual life of options outstanding is two years at August 31, 1998.

11.  Segmented Information

     The business of the Company is carried on in one industry segment (See
     Note 1).

     The Company operates in two geographic segments as follows:

                                                           1998                                 1997
                                             ---------------------------------    --------------------------------
                                                         United                                United
                                              Canada     States        Total       Canada      States       Total
                                                $           $            $           $            $           $

     Project Revenue - unaffiliated           202,894           -      202,894     24,118           -       24,118
     --------------------------------------------------------------------------------------------------------------

     Inter-area sales                               -           -            -          -           -            -
     --------------------------------------------------------------------------------------------------------------

     Operating loss                          (578,380)   (707,176)  (1,285,556)  (758,454)   (639,971)  (1,398,425)
     --------------------------------------------------------------------------------------------------------------

     Identifiable assets                      931,575      51,604      983,179    806,357      44,966      851,323
     Goodwill and patents                      92,484   1,576,516    1,669,000     36,658   2,061,597    2,098,255
     --------------------------------------------------------------------------------------------------------------

     Total assets                           1,024,059   1,628,120    2,652,179    843,015   2,106,563    2,949,578
     --------------------------------------------------------------------------------------------------------------

     Revenue from projects exported from Canada to other countries amounted to $202,894 (1997: $24,118).

12.  Comparative Figures

     Certain of the prior year's figures have been reclassified to conform with the current year's presentation.

13.  Subsequent Events

     Subsequent to August 31, 1998, the Company's subsidiary, UVST, completed its debt and share restructuring subject to completion of documentation and regulatory approval. Class "X" non-voting Preferred Shares will be a new class of shares added to the authorized capital stock of UVST. 500 Class "A" Preferred Shares, representing 50% of the Class "A" preferred shares held by one of UVST's minority shareholders, will be replaced with 500,000 Class "X" non-voting Preferred Shares retractable at Cnd$1.00 per share. The Company's loan to UVST of Cnd$1,287,000 will be transferred into 1,287,379 Class "X" Preferred Shares retractable at Cnd$1.00 per share. These Class "X" Preferred Shares will be retractable by the holders only if there is a sale of UVST or an initial public offering of its securities which values UVST, excluding Class X Preferred Shares, at Cnd$20 million. If not retracted by June 29, 2002 the Class X Preferred Shares will be redeemable by UVST for Cnd$1 in total.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

------------------------------------------------------------------------------
Name                    Age   Position
------------------------------------------------------------------------------
Kenneth E. Fielding     48    Director, President, and President of UV
                              Systems Technology, Inc.
JohnR. Gaetz            58    Director, Secretary-Treasurer and Vice-
                              President of Finance (CFO)

Kenneth E. Fielding has served as a Director and President of Service Systems since June 1995 and as president of UVS since December 1996. He is also, and has been since 1976, the president of Alliance Installations Electrical Contractors Ltd. an inactive industrial electrical construction contractor which until January 1996 provided electrical systems for schools, hospitals, institutions, warehouses, restaurants and commercial installations. Mr. Fielding is devoting his full time to management and operations of Service Systems. In addition to the administrative position with our company, Mr. Fielding has overall responsibility for UVS as president. Mr. Fielding holds an Electrical Contractor's license with the Province of British Columbia and a journeyman electrician designation from the BC Institute of Technology.

John R. Gaetz has served as a Director, Secretary-Treasurer and Chief Financial Officer since June 15, 1997, and as a Director, Vice president, and Secretary of UVS since August 1995, positions he held in UVS' predecessor, UV Waterguard Systems Ltd., since 1990.

BOARD MATTERS

The Board of Directors has no standing committees. The Board of Directors is responsible for nominating a proposed slate of Directors for each year to stand for election at the annual shareholders meeting. We have no provision for recommendation by shareholders of nominees for Director.

Members of the Board of Directors, by virtue of their position, owe a fiduciary duty to our company. However, in accordance with Nevada law, the Company has provided in Article XI of its Articles of Incorporation (i) that contracts and acts with another corporation are not affected by the fact that a Director has a pecuniary or other interest in or is a director or officer of the other corporation and
(ii) that a Director may be a party to or interested in a contract or transaction with our company if the interest has been disclosed to the Board or the Board knows of the interest before a vote is taken on the contract or transaction. As of August 31, 1998 we had no such contracts or transactions with any Director or corporation in which a Director had an interest.

The Executive Officers of the Company are employed full-time by the Company or its subsidiary, UVS. See "Executive Compensation."

Based solely upon a review of Forms 3 and 4 and their amendments, furnished under Rule 16a-3(a) of the Securities Exchange Act of 1934 during our most recent fiscal year and written representations from persons required to file those Forms, all Directors and Officers filed all reports required by Section 16(a) of the Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth an overview of compensation for the fiscal year ended August 31, 1998, to the Chief Executive Officer and each of the Company's other Executive Officers whose total compensation exceeded $100,000 (together, "Named Executive Officers"). Information for fiscal years prior to August 31, 1997, have been omitted, the Company having been inactive until its acquisition in July 1995 (see "Company Background").

                        SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
(a)                   (b)    (c)          (d)         (e)            (f)           (g)           (h)
                                                                     Restricted    Securities    All
Name and                                              Other Annual   Stock         Underlying    LTIP      Other
Principal                                             Compensation   Award(s)      Options       Payouts   Compensation
Position              Year   Salary ($)   Bonus ($)   ($)            (SARs)        ($)           ($)       ($)
---------             ----   ----------   ---------   ------------   ----------    ----------    -------   ------------
Kenneth E. Fielding   1996                0           0              0             0             0         0
President, CEO        1997   84,000       0           0              0             200,000       0         0
and President of      1998   49,442       0           0              0             150,500       0         0
UVS Inc.              1998   40,112 accrued


The following table sets forth information with respect to the individual grants of stock options made during the fiscal year ended August 31, 1998, to each of our Named Executive Officers:

                      OPTION GRANTS IN LAST FISCAL YEAR
                             (INDIVIDUAL GRANTS)

------------------------------------------------------------------------------------------------------
                           Number of             Percent of
                           Shares of                Total
                         Common Stock              Options
                          Underlying             Granted to
                            Options               Employees            Exercise of
                            Granted               in Fiscal            Base Price           Expiration
         Name                 (#)                    Year                ($/Sh)                Date
          (A)                 (b)                    (c)                   (d)                  (e)
------------------------------------------------------------------------------------------------------
Kenneth E. Fielding,        150,500                 44.0                  $0.15             4/15/2001
President, CEO and
President of UVS
------------------------------------------------------------------------------------------------------

These options were granted pursuant to our 1997 Stock Option Plan.

See "Certain Relationships and Related Transactions" for information on non-compensatory options granted to persons some of whom are Executive Officers.

COMPENSATION OF DIRECTORS

We do not compensate Directors for their service as such, although we do reimburse reasonable expenses incurred by them in conducting Company affairs and in attending meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We have no employment agreements with our Executive Officers, nor do we have agreements respecting termination of employment or change-in-control. We expect to enter into employment agreements with Executive Officers in the foreseeable future, but have not begun negotiation of those agreements. Mr. Fielding and Mr. Gaetz are the only Executive Officers receiving compensation. Mr. Fielding's compensation was $89,555 in total, of which $19,445 was paid and $70,110 was accrued and Mr. Gaetz's compensation was $89,555, in total, of which $50,994 was paid and $38,561 was accrued.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of August 31, 1998, of (i) each person known to own beneficially more than

5% of our Common Stock, (ii) each Director of the Company, (iii) each of the Company's Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

          NAME AND ADDRESS                   SHARES                    PERCENT OF
            OF BENEFICIAL                 BENEFICIALLY                    CLASS
              OWNER (1)                     OWNED (2)
----------------------------------------------------------------------------------
Kenneth E. Fielding                       2,884,447 (3)                  19.69%

John R. Gaetz                             2,305,354 (4)                  15.74%

Douglas F. Sommerville                    1,235,499 (5)                   8.43%

All officers and directors
as a group                                5,189,980 (3)(4)               35.43%
-----------------------------------------------------------------------------------

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

(3) Includes 1) 7,000 shares which are owned by Mr. Fielding's minor daughter, 2) 200,000 shares at a price of $1.00, and 150,500 shares which Mr. Fielding has the right to acquire at a price of $0.15 under immediately exercisable options, 3) 1,243,445 shares purchased during the fiscal period and, 5) 1,243,445 which Mr. Fielding has the right to acquire at a price of $0.40 under immediately exercisable E Warrants.

(4) Includes 600,000 shares which Mr. Gaetz has the right to acquire at a price of C$2.00 under immediately exercisable warrants, 20,000 shares which Mr. Gaetz has the right to acquire at a price of $1.25 under immediately exercisable warrants, 200,000 shares which Mr. Gaetz has the right to acquire at a price of $1.00 under immediately exercisable options, 150,500 shares which Mr. Gaetz has the right to acquire at a price of $0.15 under immediately exercisable options, 341,037 shares which Mr Gaetz purchased during the fiscal period, 341,037 shares which Mr Gaetz has the right to acquire at a price of $0.40 under immediately exercisable E Warrants, and 33,770 shares owned by Mr. Gaetz's wife.

(5) Includes 600,000 shares which Mr. Sommerville has the right to acquire at a price of C$2.00 under immediately exercisable warrants and 45,028 shares owned by Mr. Sommerville's wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1995, Service Systems was acquired by eight Canadian and European individuals. The individuals intended to develop the Company into the United States marketing arm for UVS' Ultra Guard-TM- UV system. The Company issued 1,600,000 shares of restricted common stock to these individual stockholders, including one officer as reimbursement of cash advanced by them to others for expenses related to the acquisition. See "Company Background." Mr. Fielding may be considered to be a promoter of the Company.

In connection with Service Systems acquisition in 1996 of UVS in exchange for their UVS shares, our common stock was issued to: Kenneth Fielding (a Director and Executive Officer), 11,257 shares; John Gaetz (a Director and Executive Officer), 600,000 shares and 600,00 warrants for Common Stock; Douglas F. Sommerville (a greater than 5% shareholder), 600,000 shares and 600,000 warrants for Common Stock. In addition, common stock was issued to adult relatives of Mr. Gaetz: his wife, C.A. Gaetz, 33,700 shares; his brother, F. Gaetz, 901 shares; his brother, J.G. Gaetz, 4,503 shares; and his daughter, L.L. Alentejano, 5,629 shares. Mr. Sommerville's wife, V.N. Sommerville, also received 45,028 shares.

Since the acquisition of the Company by the investor group in 1995, the following Directors, Executive Officers, and greater than 5% shareholders, have made the loans to us for additional working capital up to August 31, 1998: John R Gaetz, $55,330 and Ken Fielding $40,012. The loans are payable on demand.

In July 1996, John Gaetz purchased for cash 20,000 shares of Common Stock and 20,000 warrants for Common Stock in a private offering at a cost of $0.75 per share. In April 1998, John Gaetz purchased for debt settlement 341,037 shares of Common Stock and 341,037 warrants for Common Stock in a private offering at a cost of $0.20 per share; the market price on that date was $0.18.

In April 1998, Ken Fielding purchased for cash 1,243,445 shares of Common stock and 1,243,445 warrants for Common Stock in a private offering at a cost of $0.20 per share; the market price on that date was $0.18.

In August 1997, options for 200,000 shares of Common Stock were issued to each of Kenneth Fielding and John Gaetz at an option price of $1.00. In April 1998, options for 150,100 shares of Common Stock were issued to each of Kenneth Fielding and John Gaetz at an option price of $0.15, the market price on that date. The options, issued under the Company's 1997 Stock Option Plan, are immediately exercisable at the prices noted; the market price on August 1997 was $1.00 and on April 1998 was $0.18.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of exhibits

     Exhibit Number  Description                                Method of Filing
     --------------  -----------                                ----------------
     (3)(i)          Articles of Incorporation*

     (3)(ii)         Bylaws, as amended**

     (10)(iii)       Agreement between Douglas
                     Sommerville and Company dated
                     12/6/96**

     (10)(iv)        Agreement between John Gaetz
                     And the Company dated 12/6/96**

     (10)(v)         Sample Agreement among minority
                     Shareholders of UV Systems
                     Technology, Inc. And the Company
                     each dated 2/28/97**

     (10)(vi)        Marketing Distribution Agreement
                     Between UV Systems Technology, Inc.
                     and the Company**

     (10)(vii)       Sales Representation Agreement
                     between UV Systems Technology,
                     Inc. and "The Representative"**

     (10)(viii)      Exclusive Distributorship Agreement
                     Between UV Waterguard Systems, Inc.
                     and Chiyoda Kohan Co.,  Ltd., and
                     NIMAC Corporation.**

     (10)(ix)        1997 Stock Option Plan***

     (10)(x)         Interim Funding Agreement                  Filed Herewith
                     between UVS, MDS and WOF                   Electronically

     (11)            Statement Regarding Computation            Filed Herewith
                     of Per Share Earnings                      Electronically

     (21)            Subsidiaries of the Corporation:           Filed Herewith
                     UV Systems Technology Inc.,                Electronically
                     incorporated in British Columbia,

     Exhibit Number  Description                                Method of Filing
     --------------  -----------                                ----------------
                     Canada

     (23)(i)         Consent of Elliott Tulk,                   Filed Herewith
                     Pryce Anderson                             Electronically

     (27)            Financial Data Schedule                    Filed Herewith
                                                                Electronically

--------
 * Incorporated by reference to the Corporation's Form 10-SB effective January 17, 1997.

** Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.

*** Incorporation by reference to the Corporation's Form 10K for the fiscal Year ended August 31, 1997.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1998.

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

              SERVICE SYSTEMS INTERNATIONAL, LTD.



              By: /s/ Kenneth R. Fielding
              --------------------------------
              Kenneth R. Fielding, President



Date: November 30, 1998    By: /s/ Kenneth R. Fielding
                           ---------------------------
                           Ken Fielding, Director


Date: November 30, 1998    By: /s/ John R. Gaetz
                           ---------------------------
                           John R. Gaetz, Director