Form 10QSB
period 1998-11-30
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1999-01-14
CIK 1014989

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period ended November 30, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ........................

Commission file number   0-21753

SERVICE SYSTEMS INTERNATIONAL, LTD.
Name of Small Business Issuer in Its Charter


NEVADA                                           88-0263701
State of Incorporation                       I.R.S. Employer
                                             Identification No.

2800 INGLETON AVE.,
BURNABY, B.C., CANADA                             V5C 6G7
Address of Principal Executive Offices            Zip code

604-541-1069
Issuer's Telephone Number

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of  the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
Title of class

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes / X / No / /

Check whether the registrant filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   12,662,988 as of January 11, 1999

Transitional Small Business Disclosure Format (check one):  Yes   No / x /

                                        INDEX
                                        -----

PART I    Financial Information


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . .

Consolidated Balance Sheets as of November 30, 1998
     and 1997 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Operations for the three months ended
     November 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . .

Consolidated Statements of Cash Flows for the three months ended
     November 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . . . . .

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Part II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 3.   DEFAULT UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . .

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . .

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 6    EXHIBITS AND REPORTS ON FORM 8K. . . . . . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Part 1.   Financial Information

Item 1.   FINANCIAL STATEMENTS (UNAUDITED)

Service Systems International, Ltd.
Consolidated Balance Sheet
As of November 30, 1998 and 1997
(Unaudited)

                                                        November 30,  November 30,
                                                           1998           1997
          Assets
Current Assets
   Cash and short-term investments                        $6,146        $76,622
   Short-term investments - restricted (Note 3)          258,393              0
   Accounts receivable                                   227,429         63,174
   Inventory                                             267,798        358,746
   Prepaid expenses                                       23,715        105,372
   Research credit receivable                                  0        240,137
                                                      ----------     ----------
                                                         783,481        844,051

Capital assets (Note 4)                                  107,780        169,450
Goodwill - net of amortization                         1,455,246      1,940,327
Patents and trademarks (Note 5)                           93,436         36,658
                                                      ----------     ----------
                                                      $2,439,943     $2,990,486
                                                      ----------     ----------
                                                      ----------     ----------

        Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable                                      115,780         96,122
   Accrued liabilities                                    42,503         31,023
   Vacation pay payable                                    7,806          5,812
   Customer deposits                                           0         18,726
   Loan payable - other                                        0         44,047
   Amounts owing to related parties (Note 6)             115,357        367,022
   Loans payable - minority stockholders
    of subsidiary                                              0        570,300
                                                      ----------     ----------
                                                         281,446      1,133,052
Long-term debt (Note 7)                                2,347,998      1,469,660
Convertible Debentures                                         0        541,141
                                                      ----------     ----------
                                                       2,629,444      3,143,853
                                                      ----------     ----------

Stockholders' Equity
Common stock, $.001 par value,
  50,000,000 shares authorized, 12,662,988
  and 5,354,644 issued and outstanding respectively       12,663          5,355
  Additional paid-in capital                           3,073,619      1,911,501

Deficit                                               (3,275,783)    (2,071,972)

Foreign exchange translation adjustment                        0          1,749
                                                      ----------     ----------


                                                        (189,501)      (153,367)
                                                      ----------     ----------

                                                      $2,439,943     $2,990,486
                                                      ----------     ----------
                                                      ----------     ----------

                    See accompanying note to financial statements

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
For the three months ended November 30, 1998 and 1997
(Unaudited)

                                                      Three Months   Three Months
                                                          ended         ended
                                                      Nov. 30, 1998  Nov. 30, 1997
Project Revenue                                       $   106,811     $    1,935
Project Costs                                              82,430          2,155
                                                      -----------     ----------

Gross Profit (Loss)                                        24,381           (220)
Manufacturing Costs Not Applied                            22,634         24,740
                                                      -----------     ----------

                                                            1,747        (24,960)
                                                      -----------     ----------
Expenses
  Selling                                                  65,387         59,214
  General and administrative                               77,339        175,140
  Research and development                                 28,003         22,845
  Amortization of goodwill                                121,270        121,270
  Interest, net of interest income                         20,682         28,900
  Foreign exchange translation (gain) loss                 39,650              0
                                                      -----------     ----------
                                                          352,331        407,369
                                                      -----------     ----------
Net Loss for the period                                   350,584        432,329

Deficit - Beginning of period                           2,925,199      1,639,643
                                                      -----------     ----------

Deficit - End of period                               $ 3,275,783     $2,071,972
                                                      -----------     ----------
                                                      -----------     ----------


Net Loss per share                                    $     (0.03)    $    (0.08)
                                                      -----------     ----------
                                                      -----------     ----------

                                                            #              #

Weighted average shares outstanding                    12,662,988      5,354,644
                                                      -----------     ----------
                                                      -----------     ----------

                    See accompanying notes to financial statements
                                                                             5

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

                                                       Three Months    Three Months
                                                           ended           ended
                                                      Nov. 30, 1998    Nov. 30, 1997
                                                      -------------    -------------
Cash Flows to Operating Activities
   Net loss                                            $(350,584)      $(432,329)

Adjustments to reconcile net loss to cash

   Amortization of goodwill                              121,270         121,270
   Depreciation                                           10,684          11,718
   Foreign exchange translation adjustment                39,650           1,749
   Discount on convertible debenture                           0          12,500

Change in non-cash working capital items
   (Increase) in accounts receivable                    (116,472)           (143)
   (Increase) in inventory                               (29,517)         (1,738)
   Decrease (Increase) in prepaid expenses                12,460         (92,822)
   Decrease in research credit receivable                      0           4,654
   Increase (Decrease) in accounts payable, accrued
      liabilities, vacation pay payable
      and customers' deposits                              40,960        (91,213)
                                                      -----------     ----------

Net Cash Used in Operating Activities                    (271,549)      (466,354)
                                                      -----------     ----------

Cash Flows (to) from Investing Activities
   Acquisition of short-term investment - restricted       (9,076)             0
   Additions to patents and trademarks                       (952)             0
   Disposal (Acquisition) of Capital assets                22,933         (7,864)
                                                      -----------     ----------

Net Cash (Used in) Provided by Investing Activities        12,905         (7,864)
                                                      -----------     ----------

Cash Flows from (to) Financing Activities
  Funds applied against cheques issued in
   excess of deposit                                            0         (8,752)
  Common stock issued                                           0         63,610
  Increase in loans payable - other                             0         22,841
  Increase (decrease) in amounts owing to
   related parties                                         19,915          6,469
  Increase in borrowings from minority shareholders        37,823         13,660
  Proceeds from convertible debenture                           0        452,373
                                                      -----------     ----------

Net Cash Provided by Financing Activities                  57,738        500,201
                                                      -----------     ----------

Increase (Decrease) in Cash and Cash Equivalents         (200,906)        75,983

Cash and Cash Equivalents - Beginning of Period           207,052            639
                                                      -----------     ----------

Cash and Cash Equivalents - End of Period                  $6,146        $76,622
                                                      -----------     ----------
                                                      -----------     ----------

                    See accompanying notes to financial statements

Service Systems International, Ltd.

Notes to the Consolidated Financial Statements

1.   Nature of Operations and Continuance of Business
     The Company was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of the Company's current business was accompanied by a change of ownership. See Note 4 regarding acquisition of UV Systems Technology Inc. a Canadian Company ("UVS") on December 1, 1996. Through UVS, the Company manufactures and markets its Ultra Guard-TM- ultraviolet based patented water treatment system. These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquaculture water treatment.

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

2.   Significant Accounting Policies

     CONSOLIDATED FINANCIAL STATEMENTS

     These financial statements include the accounts of the Company, and its 50.7% owned Canadian subsidiary, UVS.

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

     GOODWILL

     Goodwill represents the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over five years. Goodwill is evaluated in each reporting period to determine if there were events or circumstances which would indicate inability to recover the carrying amount. Such evaluation is based on various analyses including discounted cash flows and profitability projections which necessarily involves management judgment.

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

3.   Restricted Cash

     Pursuant to a letter of credit, required under a long-term project to be completed in fiscal 1999, the Company purchased a C$396,000 face value Bankers' Acceptance to be held as a bond for the letter of credit.

4.   Capital Assets

     Capital assets are stated at cost less accumulated depreciation.

                                                                             1998           1997
                                                           Accumulated     Net Book       Net Book
                                                Cost       Depreciation      Value          Value
                                                  $             $              $              $
   Computer equipment                          35,403         15,720         19,683         25,670
   Computer software                            5,033          2,054          2,979          2,503
   Display equipment                           31,836         17,510         14,326         20,732
   Office furniture and equipment              29,157         15,014         14,143         19,610
   Plant jigs, dies, moulds, tools
     and equipment                             88,333         41,481         46,852         85,757
   Leasehold improvements                      26,724         16,927          9,797         15,178
                                              -------        -------        -------        -------
                                              216,486        108,706        107,780        169,450
                                              -------        -------        -------        -------
                                              -------        -------        -------        -------


   Depreciation per class of asset:

                                                          Three Months   Three Months
                                                              ended          ended
                                                          Nov. 30, 1998  Nov. 30, 1997
                                                                $               $
   Computer equipment                                          1,762          1,404
   Computer software                                             255            169
   Display equipment                                           1,592          1,552
   Office furniture and equipment                              1,459          1,355
   Plant jigs, dies, moulds, tools and equipment               4,278          5,936
   Leasehold improvements                                      1,338          1,302
                                                              ------         ------
                                                              10,684         11,718
                                                              ------         ------
                                                              ------         ------


5. Patents and Trademarks

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

6. Amounts Owing to Related Parties

                                                              1998          1997
                                                                $             $
   (a)  Amounts owing to a shareholder, due on demand,
        unsecured and non-interest bearing                        -         123,760

   (b)  Amounts owing to two directors, due on demand,
        unsecured and non-interest bearing                   115,357        243,262
                                                             -------        -------
                                                             115,357        367,022
                                                             -------        -------
                                                             -------        -------

7. Long-term Debt

   Prior to fiscal 1998, UVS issued 2,000 Class "A" preferred shares at C$1,000 per share for proceeds of C$2,000,000 (US$1,304,546). The holders of these shares also own 49.3% of UVS ("minority shareholders"). Class "A" Preferred Shares are retractable once sales reach C$10,000,000 and net income reaches C$1,000,000, and are to be redeemed by June 30, 2000.

   During fiscal 1997, minority shareholders advanced C$631,000 to UVS. Interest accrued to June 29, 1998, at 20% per annum, totaled C$280,000. Pursuant to an interim refinancing agreement ("the Agreement"), dated June 29, 1998, all accrued interest was waived. The principal repayment of C$631,000 has been deferred to June 29, 2003, and interest at 20% accrues until December 29, 2000, after which it is paid monthly. The Company waived interest of C$217,000 accrued on its loan to UVS of C$1,287,000.

   Under the Agreement, one of the minority shareholders advanced C$909,000 to UVS. This advance is secured by a subordinated debenture on all of UVS's assets, bears interest at 10%, payable monthly, is due in 2003, and ranks ahead of the minority shareholder loans and Class "A" Preferred Shares.

   The Company's subsidiary, UVS, completed its debt and share restructuring subject to completion of documentation and regulatory approval. Class "X" Preferred Shares will be a new class of shares added to the authorized capital stock of UVS. 500 Class "A" Preferred Shares, representing 50% of the Class "A" preferred shares held by one of UVS's minority shareholders, will be replaced with 500,000 Class "X" Preferred Shares retractable at C$1.00 per share. The Company's loan to UVS of C$1,287,000 will be transferred into 1,287,379 Class "X" Preferred Shares retractable at C$1.00 per share. These Class "X" Preferred Shares will be retractable by the holders only if there is a sale of UVS or an initial public offering of its securities which values UVS, excluding Class X Preferred Shares, at C$20 million. If not retracted by June 29, 2002, the Class X Preferred Shares will be redeemable by UVS for C$1 in total.

8. Comparative Figures

   Certain of the prior year's figures have been reclassified to conform with the current year's presentation.

SERVICE SYSTEMS INTERNATIONAL, LTD.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL
          CONDITION.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES ATTACHED. INFORMATION DISCUSSED IN THIS REPORT MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING EVENTS OR OUR FINANCIAL PERFORMANCE AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. AMONG SUCH FACTORS ARE, 1) GENERAL BUSINESS AND ECONOMIC CONDITIONS, 2) CUSTOMER ACCEPTANCE AND DEMAND FOR OUR PRODUCTS, 3) OUR OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS, 4) THE NATURE OF THE MARKETS ADDRESSED BY OUR PRODUCTS, AND, 5) OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY OUR COMPANY WITH THE SEC.

MANAGEMENT'S DISCUSSION

OVERVIEW

Our company is an ultraviolet disinfection equipment manufacturing company which was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership (see "Company Background"). Through UV Systems Technology Inc. (UVS), Service Systems manufactures and markets its Ultra Guard-TM- ultra violet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater ( where it is currently being applied through UVST's Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

In September 1995 Service Systems initiated a marketing distribution agreement with UV Systems Technology Inc., a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 Service Systems entered into a funding agreement with UV Systems Technology Inc.,
(UVS) whereby Service Systems provided 50% of UVS' operating cash needs for a six-month period. On December 1, 1996, Service Systems acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On December 6, 1996, Service Systems entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd.
(WOF) and MDS Ventures Pacific Inc.(MDS), to acquire the remaining 49.31% common stock and their preferred stock (Purchase Agreement). Any funds advanced under this agreement would be forfeit should Service Systems be unsuccessful in raising C$2.0 million. In June 1998 this agreement was not renewed as Service Systems was unable to raise the C$2.0 million required to complete the transaction. WOF agreed to loan UVS additional funds (see details following) and agreed to allow conversion of the funds advanced under the Purchase Agreement into preferred shares.

In June 1998, UVS entered into an agreement with WOF (Agreement) to provide C$900,000.00 of additional funding and to reduce debt by requiring MDS and Service Systems to convert their loans receivable into Class "X" Preferred shares, retractable by the holder only if there is a sale or IPO which values the equity of UVS, including the Class "A" preferred shares, but excluding the Class "X" Preferred shares, at C$20.0 million. If not retracted within 4 years from the closing date of this Agreement, the Class "X" Preferred shares will be redeemable by UVS for C$1.00.

During the period from December 1, 1996 to September 30, 1997, Service Systems continued with UVS' system development and testing programs. These programs included the development of both a mechanical and electronic automatic quartz sheath cleaning system, to remove the fouling build-up due to suspended solids and chemicals prevalent in wastewater. The program of development on the mechanical cleaner determined that the method chosen was viable and performs the function desired. Field testing of the mechanical wiper cleaning system was concluded at a PDU test site at Ville de Repentigney near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels and the cleaning system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during ambient air temperatures readings ranging down to minus 8 degrees Celsius and up to plus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are: instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp.

As a result of the PDU testing an order was received in May of 1998 in the amount of about C$390,000. The project is currently being manufactured and is scheduled for delivery and installation in March 1999, with final testing to occur in May 1999.

A 6 lamp Ultra Guard-TM- UV system capable of disinfecting a wastewater flow of 3.5 MGD sold to Hamilton, Alabama is scheduled for delivery on January 15, 1999, with installation and testing to follow by the end of January. This project is the first full scale operating Ultra Guard-TM- UV system to be installed in North America. Its destination is a market area in which UV systems are being actively introduced. We expect that the Ultra Guard-TM- UV system in Hamilton will provide equipment exposure to others contemplating upgrading their wastewater discharges to ultraviolet disinfection.

In June 1998, UVS received a letter of intent for a UV system valued at C$605,000 for a project in Eastern Canada. The issuing of a purchase order for and subsequent delivery of this system is subject to a number of conditions, including a provision that the purchaser must receive an order from the General Contractor for this phase of the project. The Contractor is currently completing his negotiations with his client and has requested a revised quotation to address minor changes in the design condition. The project is scheduled for purchase by the end of February 1999.

In September and October 1998, our Production Demonstration Unit performed testing at a municipal wastewater plant in Eastern Canada. Testing was successful and an engineering report has been issued by the client's engineer, CH2M Gore & Storrie Ltd., recommending the Ultra Guard-TM- UV system as acceptable for the project and further stating "it appears that satisfactory results can be achieved with this type of equipment with a very low number of lamps and low energy consumption for given flow". The project is valued at about C$900,000. Based on information we received from the wastewater plant, the RFP is scheduled to be issued in February 1999. We will submit a response to the RFP and hope, based on the engineering report, to be awarded the project, although we cannot be certain that it will be awarded to us.

Additional PDU testing was performed at the City of Toronto, Humber plant to determine the efficacy of UV to disinfect wastewater containing levels of iron (Fe) at ranges on .3 to 4.0 mg/l. This testing was successful, proving the ability of the Ultra Guard-TM- UV system to disinfect with these high levels of iron present in the wastewater. The results of these tests will be presented at the CAWQ conference on water pollution being held in February 1999. In December 1998, a PDU was shipped to the County Sanitation Districts of Los Angeles County (the County). The testing program, which is conducted and paid for by the County, will test the Ultra Guard-TM- UV system's ability to disinfect wastewater to Title 22 Guidelines a stringent test protocol required as a precursor use of a company's UV product in reuse of wastewater for agriculture purposes. Additional tests are scheduled for Colorado on completion of the County testing.

In November 1998, a PDU valued at about $68,000 including training services was sold and delivered to our agent in North Carolina. The purchase was made by the agent so that he would have immediate access and opportunity to demonstrate the low power usage and low operating costs of the Ultra Guard-TM- UV system. The agent reports he has 5 sites which have requested PDU testing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998

During the quarter ended November 30, 1998 our project revenues increased by $104,876 to $106,811 from $1,935 for the comparable quarter for the previous year, primarily because of estimated manufacturing completion of projects and the sale of a PDU. Our Project costs for the quarter increased by $80,275 to $82,430, from $2,155 in the prior years quarter as a result of the increase in revenue generating work. Our Gross Profit, which results when Project Costs and Manufacturing Costs Not Applied are subtracted from Project Revenue, increased $26,707 to $1,747 from ($24,740), again as a result of increased business activity.

During the quarter ended November 30, 1998, Expenses decreased by $55,038 to $352,331 from $407,369 in the comparable quarter of the prior fiscal year, primarily as a result of a significant decrease in general and administrative expenses. Selling expense increased by $6,173 to $65,387 from $59,214 in the prior year's quarter, largely because of the expenses incurred for PDU testing and because the quarter reflects the salary during the entire quarter of the Vice President-Sales and Marketing we hired in October 1997, midway through the prior year's quarter. General and administrative expense decreased by $97,801 to $77,339 from $175,140 in the prior year's quarter. This decrease resulted primarily resulted from of a reduction in spending on public relations consulting during the quarter ended November 30, 1998 and the cost incurred because of the discounts and commission expense on the convertible debentures that were issued in the comparable quarter of the prior year. Research and Development expenses increased by $5,158 to $28,003 from $22,845 in the prior year's quarter because of system automation design labor. Amortization of goodwill in connection with the acquisition of UVS (see Notes 2- Goodwill under Note to Financial Statements) was the same in both quarters. Interest, net of interest income decreased by $8,218 to $20,682 from $28,900, primarily because of a lower rate of interest on funds due to related parties (see Note 7 Financial Statements). Foreign exchange expenses increased during the quarter by $39,650 from 0 as a result of the increase in the value of the Canadian dollar as compared to the fiscal year end value. Foreign debts (our Long Term Debt) are required to be revalued and restated at any reporting period, to reflect any increase or decrease in foreign exchange rates. This revaluation, for the increase in the value of the Canadian dollar, resulted in an incremental increase of the Long term debt, stated in US dollars. This increase is booked as an increase in the foreign exchange expense.

Net Loss for the quarter ended November 30, 1998 decreased by $81,745 to $350,584 from $432,329 for the comparable quarter of the previous fiscal year, because of an increase in Project Revenue due to increased business activity and lower operating cost as discussed in the previous paragraph.

LIQUIDITY

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments, if and when sales are made. In addition, we are dependent on sales both to a licensee which is obligated to purchase agreed upon system components we provide and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

Our sales of Ultra Guard -TM- systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. Sales on both an annual and quarterly basis are subject to fluctuations which are often beyond our control.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms which are acceptable or if at all.

During the twelve months ended August 31, 1998, our liquidity was improved as a result of actions taken by management. Accrued interest payable on loans from related parties and minority shareholders and our Company to UVS in the amount of $353,570 were waived by the debt holders. The remaining principal balances of those loans were transferred from Current Liabilities to Long term debt and the interest rate on those loans was reduced to 10%, reducing our interest costs in the quarter ended November 30, 1998 and in the future.

We expect that during fiscal 1999, if sales of UVS systems increase as we anticipate, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the manufacturing of products sold, and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

YEAR 2000 ISSUE

DESCRIPTION OF THE ISSUE. The Y2K issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to our from our internal computer systems as well as from computer systems of third parties with which it deals. Failures of our and/or third parties' computer systems could have a material adverse impact on our ability to conduct its business.

YEAR 2000 TASK FORCE. We have set up an internal task force comprised of our Director of Manufacturing and Engineering managers to review our products, business and engineering applications and suppliers and develop contingency plans for Y2K readiness. This task is to be completed by the end of calendar 1999. The goal of the task force is to minimize the effect that Y2K issues will have on the Company and its customers. The Director of Manufacturing will update the CEO of the Company on its Y2K readiness.

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. The task force has completed a review of internal computer systems and will continue to review all internal business and engineering computer systems to ensure that these systems either will be Y2K ready, or will be modified or replaced by Y2K ready systems. We have already been assured that our accounting information system installed in 1995 is Y2K ready as long as we adhere to the supplier's Y2K readiness guidelines. We plan to simulate and have tested, in a Y2K environment, our engineering and business information systems, internal telephone equipment, local networks, security and sprinkler systems to verify our Y2K readiness by the middle of fiscal 1999.

SUPPLIERS. Our major suppliers are component parts distributors and contract manufacturers. Often the Company sources its products and manufacturing services from multiple, competing vendors. We are conducting a review of these key suppliers to ensure the Y2K readiness of as many vendors as possible and will initiate communication with all of our key suppliers to determine to what extent we may be vulnerable due to their failure to be Y2K ready. This communication, including site visits by our personnel, will be ongoing throughout fiscal 1999. There can be no assurance that the systems of other companies on which we rely will be Y2K ready on a timely basis and will not have an adverse effect on our operations. In instances where we are unable to determine that our vendors have taken appropriate steps to minimize disruption due to non-Y2K readiness, we will consider contingency plans, including moving to identified alternate sources, or developing new alternate sources.

PRODUCTS. The task force will also assess outside sourced computer based control systems used within our product to determine if they have the capability of dealing with the year 2000.

COSTS. We expect the cost of our Y2K assessment, including both incremental spending and redeployed resources, will not be material. The current assessment does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Because there is no uniform definition of "Y2K readiness" and because all customer situations cannot be anticipated, particularly those involving third party products, we may see claims as a result of the Y2K transition. Such claims, if successful, could have a material adverse impact on future results.

CUSTOMERS. Because our customers all purchase built to order systems and our computer-based control systems will be manufactured to be compliant, we believe that Y2K will not effect a customer's decision to purchase our Ultra Guard-TM- UV system. However, we cannot predict the impact of our customers' lack of Y2K compliance and any disruptions caused to treatment systems we have installed because of their non-compliance. Costs and damages related to or arising from non-compliance could materially adversely affect our revenues or our business, even though we believe our systems themselves to be compliant.

COST ESTIMATES. We have not been required to incur costs for Y2K remedial work and have not set aside any contingency fund to deal with any contingencies which may arise. The costs for Y2K compliance are based on our best estimates, which were derived from numerous assumptions about future events, including third party modification plans and other factors. However, we cannot guarantee that those estimates will be accurate and actual results could differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area and ability to identify and correct all relevant computer codes.

PART II                                                       OTHER INFORMATION

Item 1.   Legal Proceedings

          On October 20, 1998, a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against the Company, Kenneth Fielding (the Company's President and a Director), and Charles P. Neild (a former Director and Vice President of the Company). O'Flynn alleges that in April of 1996, he purchased shares of Common Stock based upon a representation that they would be free trading within 40 days of "the filing of a prospectus". He further alleges that in September of 1996 he purchased additional shares of Common Stock based upon the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company has filed an answer denying the claims.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submissions of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB

          Exhibit Number        Description

          (3)(i)                Articles of Incorporation (1)

          (3)(ii)               Bylaws (2)

          (4) Statement re: computation of per share earnings -- filed electronically herewith

          (27) Financial Data Schedule -- filed electronically herewith

     (B)  Reports on Form 8K

          During the reporting period we did not file any  Form 8-K.


----------------
1.   Incorporated by reference to the Registrant's Form 10-SB effective 1/17/97

2.   Incorporated by reference to the Registrant's Form S-8 effective 10/6/97

                                   Signatures


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated: January 14, 1999

                                           Service Systems International Ltd.


                                           By: /s/ Ken Fielding
                                               ------------------------------
                                               Ken Fielding, President


                                           By: /s/ J. R. Gaetz
                                               ------------------------------
                                               J. R. Gaetz, Vice President