Form 10QSB
period 1999-02-28
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1999-04-14
CIK 1014989

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

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

Check whether the registrant filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,773,988 as of April 12, 1999

Transitional Small Business Disclosure Format (check one):   Yes / /   No /X/

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS.................................... 3

Consolidated Balance Sheets as of February 28, 1999

         and 1998 (unaudited)................................................. 4

Consolidated Statements of Operations for the six months ended

         February 28, 1999 and 1998 (unaudited)............................... 5

Consolidated Statements of Cash Flows for the six months ended

         February 28, 1999 and 1998 (unaudited)............................... 6

Notes to the FINANCIAL STATEMENTS........................................ 7 to 9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                  OPERATIONS AND FINANCIAL CONDITIONS...................10 to 14

Part II  Other Information....................................................15

Signatures....................................................................16

Part 1.           Financial Information

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Service Systems International, Ltd.
Consolidated Balance Sheet
As of February 28, 1999 and 1998
(Unaudited)

                                                                                  February 28,        February 28,
                                                                                      1999                1998
                                                                                        $                   $
           Assets
Current Assets
       Cash and short-term investments                                                 2,145                140
       Short-term investments - restricted (Note 3)                                  265,722                  0
       Accounts receivable                                                           199,493             63,346
       Inventory                                                                     276,645            365,880
       Prepaid expenses                                                               23,233             84,761
       Research credit receivable                                                          0            238,618
                                                                                ------------        -----------

                                                                                     767,238            752,745
Loan Receivable                                                                            0              9,500
Capital assets (Note 4)                                                               98,590            159,305
Goodwill - net of amortizatin                                                      1,333,976          1,819,057
Patents and trademarks (Note 5)                                                      102,593             37,089
                                                                                ------------        -----------

                                                                                   2,302,397          2,777,696
                                                                                ------------        -----------
                                                                                ------------        -----------

           Liabilities and Stockholders' Equity
Current Liabilities

       Cheques issued in excess of funds on deposit                                        0              3,907
       Accounts payable                                                              147,897            147,197
       Accrued liabilities                                                            35,035             17,492
       Wages and vacation pay payable                                                 12,521              6,931
       Customer deposits                                                                   0             18,727
       Bank Loans                                                                     59,690                  0
       Loans payable - other                                                               0             58,658
       Amounts owing to related parties (Note 6)                                     182,460            426,453
       Loans payable - minority stockholders of subsidiary                            23,251            599,160
                                                                                ------------        -----------

           Total current liabilities                                                 460,854          1,278,525

Long-term debt (Note 7)                                                            2,412,584          1,469,660
Convertible Debentures                                                                     0            215,139
                                                                                ------------        -----------

                                                                                   2,873,438          2,963,324
                                                                                ------------        -----------

Stockholders' Equity:

Common stock (Note 10), $.001 par value,
       50,000,000 shares authorized, 12,773,988
       and 7,678,168 issued and outstanding respectively                              12,774              7,678
       Additional paid-in capital                                                  3,084,608          2,399,086

Deficit accumulated during development stage                                      (3,668,423)        (2,606,479)
Foreign exchange translation adjustment                                                    0             14,087
                                                                                ------------        -----------

                                                                                    (571,041)          (185,628)
                                                                                ------------        -----------

                                                                                   2,302,397          2,777,696
                                                                                ------------        -----------
                                                                                ------------        -----------

                 See accompanying notes to financial statements               4

Service Systems International, Ltd.
Consolidated Statement of Operations and Deficit
For the six months ended February 28, 1999 and 1998
(Unaudited)


                                                                                   Six Months       Six Months
                                                                                      ended            ended
                                                                                  Feb. 28, 1999    Feb. 28, 1998
                                                                                        $                $
Project Revenue                                                                      158,357              2,799
Project Costs                                                                        130,716              2,468
                                                                                ------------        -----------

Gross Profit                                                                          27,641                331
Manufacturing Costs Not Applied                                                       39,060             43,811
                                                                                ------------        -----------

                                                                                     (11,419)           (43,480)
                                                                                ------------        -----------
Expenses
       Selling                                                                       119,822            100,426
       General and administrative                                                    169,763            459,621
       Research and development                                                       82,657             61,030
       Amortization of goodwill                                                      242,540            242,540
       Interest, net of interest income                                               42,701             59,739
       Foreign exchange translation loss                                              74,322                  0
                                                                                ------------        -----------

                                                                                     731,805            923,356
                                                                                ------------        -----------

Net Loss for the period                                                              743,224            966,836

Deficit - Beginning of period                                                      2,925,199          1,639,643
                                                                                ------------        -----------

Deficit - End of period                                                            3,668,423          2,606,479
                                                                                ------------        -----------
                                                                                ------------        -----------



Net Loss per share                                                              $     (0.06)        $   ($0.15)
                                                                                ------------        -----------
                                                                                ------------        -----------


                                                                                       #                   #

Weighted average shares outstanding                                               12,681,488          6,474,450
                                                                                ------------        -----------
                                                                                ------------        -----------


                 See accompanying notes to financial statements                5

Service Systems International, Ltd.
Consolidated Statement of Cash Flows
(Unaudited)

                                                                                 Six Months         Six Months
                                                                                    ended              ended
                                                                                Feb. 28, 1999      Feb. 28, 1998
                                                                                      $                  $
Cash Flows to Operating Activities
       Net loss                                                                   (743,224)           (966,836)

Adjustments to reconcile net loss to cash

       Amortization of goodwill                                                    242,540             242,540
       Depreciation                                                                 21,359              23,917
       Foreign exchange translation adjustment                                      74,322                   0
       Discount on convertible debenture                                                 0             120,279

Change in non-cash working capital items

       (Increase) in accounts receivable                                           (88,536)               (315)
       (Increase) in inventory                                                     (38,364)             (8,872)
       Decrease (Increase) in prepaid expenses                                      12,942             (72,211)
       Decrease in research credit receivable                                            0               6,173
       Increase (Decrease) in accounts payable, accrued
           liabilities, vacation pay payable

           and customers' deposits                                                  70,325             (52,549)
                                                                             -------------            --------

Net Cash Used in Operating Activities                                             (448,636)           (707,874)
                                                                             -------------            --------

Cash Flows (to) from Investing Activities

       (Disposal) of capital assets                                                 21,448              (9,918)
       Acquisition of short-term investment - restricted                           (16,405)                  0
       Additions to patents and trademarks                                         (10,109)               (431)
       (Increase) in loans receivable                                                    0              (9,500)
                                                                             -------------            --------

Net Cash (Used in) Provided by Investing Activities                                 (5,066)            (19,849)
                                                                             -------------            --------

Cash Flows from (to) Financing Activities

       Funds applied against cheques issued in excess of deposit                         0              (4,845)
       Increase in bank borrowing                                                   59,690                   0
       Common stock issued                                                          11,100             553,518
       Conversion of bonds to shares                                                     0            (507,518)
       Decrease in loan payable - other                                                  0             (21,206)
       Increase in amounts owing to related parties                                 87,018             124,558
       Increase in borrowings from minority shareholders                            90,987              42,520
       Proceeds from convertible debenture                                               0             526,110
       Foreign exchange translation adjustment                                           0              14,087
                                                                             -------------            --------

Net Cash Provided by Financing Activities                                          248,795             727,224
                                                                             -------------            --------
Increase (Decrease) in Cash and Cash Equivalents                                  (204,907)               (499)
Cash and Cash Equivalents - Beginning of Period                                    207,052                 639
                                                                             -------------            --------
Cash and Cash Equivalents - End of Period                                            2,145                 140
                                                                             -------------            --------
                                                                             -------------            --------


                 See accompanying notes to financial statements                6

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements

1.  Nature of Operations and Continuance of Business

    Service Systems International, LTD. (SVSY) was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of SVSY's current business was accompanied by a change of ownership. See Note 4 regarding acquisition of UV Systems Technology Inc. ("UVST") on December 1, 1996, a Canadian company. Through UVST, SVSY manufactures and markets its Ultra Guard ultra violet-based patented water treatment system. These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquaculture water treatment.

    During fiscal 1998 SVSY emerged from a development stage company to an operating company. Even though its status has changed to an operating company, the operating activities have not yet produced significant revenue and SVSY has experienced significant losses to date. The ability of SVSY to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, to continue developing the market for its products, and/or to attain profitable operations.

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

    GOODWILL

    Goodwill represents the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over five years. Goodwill is evaluated in each reporting period to determine if there were events or circumstances which would indicate inability to recover the carrying amount. Such evaluation is based on various analyses including discounted cash flows and profitability projections which necessarily involve management judgment.

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

3.   Restricted Cash

     Pursuant to a letter of credit, required under a long-term project to be completed in fiscal 1999, SVSY purchased a C$396,000 face value Bankers' Acceptance to be held as a bond for the letter of credit.

4.   Capital Assets

     Capital assets are stated at cost less accumulated depreciation.

                                                                                                1999          1998
                                                                             Accumulated      Net Book      Net Book
                                                                 Cost       Depreciation        Value         Value
                                                                   $              $               $             $
        Computer equipment                                       36,663       17,480          19,183        25,493
        Computer software                                         5,033        2,306           2,727         2,775
        Display equipment                                        31,836       19,101          12,735        19,101
        Office furniture and equipment                           29,157       16,472          12,685        18,492
        Plant jigs, dies, moulds, tools and equipment            88,558       45,760          42,798        79,637
        Leasehold improvements                                   26,724       18,262           8,462        13,807
                                                              ---------     --------         -------       -------

                                                                217,971      119,381          98,590       159,305
                                                              ---------     --------         -------       -------
                                                              ---------     --------         -------       -------

                                                                                 Six Months      Six Months
Depreciation per class of asset:                                                    ended           ended
                                                                                Feb. 28, 1999    Feb. 28, 1998
                                                                                      $               $
        Computer equipment                                                        3,522             2,872
        Computer software                                                           507              348
        Display equipment                                                         3,183             3,183
        Office furniture and equipment                                            2,917             2,775
        Plant jigs, dies, moulds, tools and equipment                             8,557            12,066
        Leasehold improvements                                                    2,673             2,673
                                                                                 ------           -------

                                                                                 21,359            23,917
                                                                                 ------           -------
                                                                                 ------           -------

5.      Patents and Trademarks

        Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra Guard System. These costs will be amortized not exceeding twenty years starting September 1, 1998. Components of the Ultra Guard System were patented in the United States on April 12, 1996. Applications have been made for patent protection under the International Patent Protection Treaty covering up to 13 European countries.

6.      Amounts Owing to Related Parties

                                                                                      1999               1998
                                                                                        $                  $
        (a)   Amounts owing to a shareholder, due on demand,
              unsecured and non-interest bearing                                           -            123,760

        (b)   Amounts owing to two directors, due on demand,
              unsecured and non-interest bearing                                     182,460            302,693
                                                                                     -------            -------
                                                                                     182,460            426,453
                                                                                     -------            -------
                                                                                     -------            -------

7.      Long-term Debt

        Before fiscal 1998, UVS issued 2,000 Class "A" preferred shares at C$1,000 per share for proceeds of C$2,000,000 (US$1,326,436). The holders of these shares also own 49.3% of UVS ("minority shareholders"). Class "A" Preferred Shares are retractable once sales reach C$10,000,000 and net income reaches C$1,000,000, and are to be redeemed by June 30, 2000.

        During fiscal 1997, minority shareholders advanced C$631,000 to UVS. Interest accrued to June 29, 1998, at 20% per annum, totalled C$280,000. Pursuant to an interim refinancing agreement ("the Agreement"), dated June 29, 1998, all accrued interest was waived. The principal repayment of C$631,000 has been deferred to June 29, 2003, and interest at 10% accrues until December 29, 2000, after which interest is paid monthly. The Company waived interest of C$217,000 accrued on its loan to UVS of C$1,287,000.

        Under the Agreement one of the minority shareholders advanced C$909,000 to UVS. This advance is secured by a subordinated debenture on all of UVS's assets, bears interest at 10%, payable monthly, is due in 2003, and ranks ahead of the minority shareholder loans and Class "A" Preferred Shares.

        The Company's subsidiary, UVS, completed its debt and share restructuring subject to completion of documentation and regulatory approval. Class "X" Preferred Shares will be a new class of shares added to the authorized capital stock of UVS. 500 Class "A" Preferred Shares, representing 50% of the Class "A" preferred shares held by one of UVS's minority shareholders will be replaced with 500,000 Class "X" Preferred Shares retractable at C$1.00 per share. The Company's loan to UVS of C$1,135,576 will be transferred into 1,135,576 Class "X" Preferred Shares retractable at C$1.00 per share. These Class "X" Preferred Shares will be retractable by the holders only if there is a sale of UVS or an initial public offering of its securities which values UVS, excluding Class X Preferred Shares, at C$20 million. If not retracted by June 29, 2002, the Class X Preferred Shares will be redeemable by UVS for C$1 in total.

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

MANAGEMENT'S DISCUSSION

OVERVIEW

Our company (SVSY or Service Systems) is an ultraviolet disinfection equipment manufacturing company which was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership (see "Company Background"). Through UV Systems Technology Inc. (UVS), Service Systems manufactures and markets its Ultra Guard-TM- ultraviolet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater (where it is currently being applied through UVST's Japanese agent) and for potable water, bottled products, and agriculture and aquaculture water treatment.

In September 1995 SVSY initiated a marketing distribution agreement with UV Systems Technology Inc., a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 SVSY entered into a funding agreement with UVS whereby SVSY provided 50% of UVS' operating cash needs for a six-month period. On December 1, 1996, Service Systems acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On December 6, 1996, SVSY entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. (WOF) and MDS Ventures Pacific Inc.(MDS), to acquire the remaining 49.31% common stock and their preferred stock (Purchase Agreement). Any funds advanced under this agreement would be forfeit should SVSY be unsuccessful in raising C$2.0 million. In June 1998 this agreement was not renewed as SVSY was unable to raise the C$2.0 million required to complete the transaction. WOF agreed to loan UVS additional funds (see details following) and agreed to allow conversion of the funds advanced under the Purchase Agreement into preferred shares.

In June 1998, UVS entered into an agreement with WOF (Agreement) to provide C$909,000.00 of additional funding and to reduce debt by requiring MDS to convert $500,000 of Class "A" Preferred shares to Class "X" Preferred shares and its current loans receivable into long term loans receivable. Service Systems was required to convert its non-secured loans receivable into Class "X" Preferred shares and its current loans receivable into long term loans receivable . The Class "X" Preferred shares are retractable by the holder only if there is a sale or IPO which values the equity of UVS at C$20.0 million, including the Class "A" preferred shares, but excluding the Class "X" Preferred shares. If not retracted within 4 years from the closing date of this Agreement, the Class "X" Preferred shares will be redeemable by UVS for C$1.00.

During the period from December 1, 1996 to September 30, 1997, SVSY continued with UVS' system development and testing programs. These programs included the development of both a mechanical and electronic automatic quartz sheath cleaning system, to remove the fouling build-up due to suspended solids and chemicals prevalent in wastewater. The program of development on the mechanical cleaner determined that the method chosen was viable and performs the function desired. Field testing of the mechanical wiper cleaning system was concluded at a PDU test site at Ville de Repentigny near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels and the cleaning system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigny test site during ambient air temperatures readings ranging down to minus 8 degrees Celsius and up to plus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are: instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp.

As a result of the PDU testing, an order was received in 1998 in the amount of about C$390,000. The project is currently being manufactured and is scheduled for delivery and installation in June 1999, with final testing to occur in July 1999.

A 6 lamp Ultra Guard-TM- UV system capable of disinfecting a wastewater flow of 3.5 MGD sold to Hamilton, Alabama was installed in March, 1999. Final performance testing is scheduled for the end of April 1999 when the Wastewater Treatment Plant is expected to be complete. This UV project is the first full scale operating Ultra Guard-TM- UV system installed in North America, in a market area in which UV systems are being actively introduced. We expect that the Ultra Guard-TM- UV system in Hamilton will provide significant equipment exposure to others contemplating, in line with the current trend, upgrading their Wastewater Treatment Plant discharges by replacing chlorine as the disinfecting means with environmentally friendly ultraviolet disinfection.

In June 1998, UVS received a letter of intent for a UV system valued at C$605,000 for a project in Eastern Canada. The issuing of a purchase order for and subsequent delivery of this system is subject to a number of conditions, including a provision that the purchaser must receive an order from the General Contractor for this phase of the project. We are currently working closely with the site Contractor, assisting him with his negotiations with his client. The Contractor is insisting on the Ultra Guard-TM- UV system and a final decision is now expected by April 30, 1999.

In September and October 1998, our Production Demonstration Unit performed testing at a municipal wastewater plant in Eastern Canada. Testing was successful and a engineering report has been issued by the client's engineer, CH2M Gore & Storrie Ltd, recommending the Ultra Guard-TM- UV system as acceptable for the project and further stating " it appears that satisfactory results can be achieved with this type of equipment with a very low number of lamps and low energy consumption for given flow". The Project Engineer and Wastewater Plant Manager visited our manufacturing facility in late March 1999 and were, we believe, favorably impressed. The project is valued at about C$900,000. Based on information we received from the wastewater plant, the RFP is expected in late April 1999. We will submit a response to the RFP and hope, based on the engineering report, to be awarded the project, although we cannot be certain that it will be awarded to us.

Additional PDU testing was performed at the City of Toronto, Humber plant in November, 1998 to determine the efficacy of UV to disinfect wastewater containing levels of ferric chloride (Fe) at ranges on .03 to 4.0 mg/l. This testing was successful, due to the low temperatures produced by our UV system and proved the ability of the Ultra Guard-TM- UV system to disinfect, even with high level of (Fe) present in the wastewater. Low temperature operation is important to minimize fouling of the quartz sleeves around the lamps. Previous testing using two competing UV systems, (low pressure, low intensity and medium pressure high intensity), was performed by the City of Toronto. Testing was unsuccessful as a result of the high temperature radiated by the competing medium pressure UV system. Immediate and continual fouling of the quartz sleeves occurred, even though this UV system used an automatic quartz cleaning system. The low pressure, low-intensity system which uses manual cleaning failed for almost the same reasons. The results of these tests, which were presented at the CAWQ conference on water pollution held in Hamilton, Ontario in February 1999, were perceived as an
                                                                              11
important advancement in the use of ultraviolet disinfection. Effluents using ferric chloride as a flocculent had previously been considered as poor candidates for UV disinfection.

In December 1998, a PDU was shipped to the County Sanitation Districts of Los Angeles County (the County). The testing program, conducted and paid for by the County, is testing the Ultra Guard-TM- UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to use of a company's UV product in reuse of wastewater for agriculture and other purposes. Test results have been exceptional when compared to other UV technologies. The Ultra Guard-TM- UV system is achieving flow rates in excess of 150 gallons per minute (GPM) compared to 35 GPM for a medium pressure lamp system and 4.5 GPM for a low pressure, low intensity lamp system. Testing is ongoing by the County. As well, testing will address the specific needs of the California State Health Services for Title 22 approval. On completion of this program the PDU will be sent to Colorado to qualify our equipment for bid on a project which will be purchased in 1999.

In November 1998, a PDU valued at about $68,000, including training services, was sold and delivered to our agent in North Carolina. The purchase was made by the agent so that he would have immediate access and opportunity to demonstrate the low power usage and low operating costs of the Ultra Guard-TM- UV system. The unit is currently being fitted for a test program in Virginia.

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 1999

During the six months ended February 28, 1999 our project revenues increased by $155,558 to $158,357 from $2,799 for the comparable six months for the previous year, primarily because of actual and estimated manufacturing completion of projects and the sale of a PDU. Project costs for the quarter increased by $128,248 to $130,716, from $2,468 in the prior year's six months as a result of the increase in revenue generating work. Our Gross Profit, which results when Project Costs and Manufacturing Costs Not Applied are subtracted from Project Revenue, increased $27,310 to $27,641 from $331, again as a result of increased business activity.

During the six months ended February 28, 1999, expenses decreased by $191,551 to $731,805 from $923,356 in the comparable six month period of the prior fiscal year, primarily as a result of a significant decrease in general and administrative expenses. Selling expense increased by $19,396 to $119,822 from $100,426 in the prior year comparable period, largely because of the expenses incurred for PDU testing and costs for selling aids development. General and administrative expense decreased by $289,858 to $169,763 from $459,621 in the prior year's six month period. This decrease resulted primarily from a reduction in spending on public relations consulting during the six months ended November 30, 1998 and reduction of the cost incurred because of the discounts and commission expense on the convertible debentures that were issued in the comparable six months of the prior year. Research and Development expenses increased by $21,627 to $82,657 from $61,030 in the prior year's period because of system automation design labor and equipment design drawing costs. Amortization of goodwill in connection with the acquisition of UVS (see Note 2-Goodwill under Notes to Financial Statements) remained the same in the six month periods. Interest, net of interest income, decreased by $17,038 to $42,701 from $59,739, primarily because of a lower rate of interest on funds due to related parties (see Note 7 Financial Statements). Foreign exchange expenses increased during the six month period by $74,322 from 0 as a result of the increase in the value of the Canadian dollar. Foreign debts (our Long-Term Debt) are required to be revalued and restated at any reporting period, to reflect any increase or decrease in foreign exchange rates. This revaluation, for the increase in the value of the Canadian dollar, resulted in an increase of the Long-Term Debt.

Net Loss for the six months ended February 28, 1999 decreased by $223,612 to $743,224 from $966,836 for the comparable six months of the previous fiscal year, because of an increase in Project Revenue due to increased business activity and lower operating cost as discussed in the previous paragraph.

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

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms which are acceptable to us or if at all.

We expect that during fiscal 1999, if sales of UVS systems increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the manufacturing of products sold, and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

In addition, we have instituted a plan to identify a partner who has industry recognition. The intent is to form a strategic alliance which could, through the partner's financial strength and recognition in the wastewater industry, provide us with the necessary funding and status and permit us to move into the forefront of the UV marketplace. At this time, we have no partnerships pending.

YEAR 2000 ISSUE

DESCRIPTION OF THE ISSUE. The Y2K issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to SVSY from our internal computer systems as well as from computer systems of third parties with which it deals. Failures of our and/or third parties' computer systems could have a material adverse impact on our ability to conduct its business.

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

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. The task force has completed a review of internal computer and will continue to review all internal business and engineering computer systems to ensure that those systems either will be Y2K ready, or will be modified or replaced by Y2K ready systems. We have already been assured that our accounting information system installed in 1995 is Y2K ready as long as we adhere to the supplier's Y2K readiness guidelines. We plan to simulate and have tested, in a Y2K environment, our engineering and business information systems, internal telephone equipment, local networks, and security and sprinkler systems to verify our Y2K readiness by the middle of fiscal 1999.

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

PRODUCTS. The task force will also assess outside sourced computer based control systems used within our product to determine if they have the capability of dealing with the year Y2K issues.

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

CUSTOMERS. Because our customers all purchase built to order systems and our computer based control systems will be manufactured to be compliant, we believe that Y2K will not effect customers' decision to purchase our Ultra Guard-TM- UV system. However, we cannot predict the impact on our customers' lack of Y2K compliance and any disruptions caused to treatment systems we have installed because of their non-compliance. Costs and damages related to or arising from non-compliance could materially adversely affect our revenues or our business, even though we believe our systems themselves to be compliant.

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

PART II       OTHER INFORMATION

Item 1. Legal Proceedings

         On October 20, 1998 a suit was filed in the Supreme Court of British
         Columbia by Thomas O'Flynn against the Company, Kenneth Fielding (the
         Company's President and Director), and Charles P. Nield ( a former
         Director and Vice President of the Company). The Company filed an answer denying the claims. Information about this suit may be found in SVSY's Form 10QSB for the quarter ended November 30, 1998.

Item 2. Changes in Securities

         On January 20, 1999, 111,000 shares of Common Stock at $0.10 and
         100,000 currently exercisable warrants to acquire an additional 100,000 shares at $0.40 per share were issued to two employees in Canada in consideration for design services. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933. Both of these employees have a pre-existing business relationship with SVSY, are sophisticated investors, and have sufficient knowledge and information about SVSY to make an informed investment decision.

Item 3. Defaults upon Senior Securities

         None

Item 4. Submissions of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB

         Exhibit Number    Description

          (3)(i)   Articles of Incorporation(1)

          (3)(ii)  Bylaws(2)

          (4) Statement re: computation of per share earnings ---- filed electronically herewith

          (27)     Financial Data Schedule------------------------------
                   filed electronically herewith

         (B)      Reports on Form 8-K

                  During the reporting period we did not file any Form 8-K reports

1.       Incorporated by reference to the Registrant's Form 10-SB effective
         1/17/97
2.       Incorporated by reference to the Registrant's Form S-8 effective
         10/6/97


                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 14, 1999

                           Service Systems International Ltd.

                    By:    /s/ Ken Fielding
                           Ken Fielding, President

                    By:    /s/ John Gaetz
                           J. R. Gaetz, Vice President, Chief Financial Officer