Form 10QSB
period 1999-05-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1999-07-15
CIK 1014989

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the period ended May 31, 1999

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

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes / X /  No / /

Check whether the registrant filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.     Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:     12,783,988 as of July
12, 1999

Transitional Small Business Disclosure Format (check one):     Yes      No /x/


                                      INDEX
-----------------------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS....................................................3

Consolidated Balance Sheets as of May 31, 1999
         and 1998 (unaudited).................................................................4

Consolidated Statements of Operations for the nine months ended
         May 31, 1999 and 1998 (unaudited)....................................................5

Consolidated Statements of Cash Flows for the nine months ended
         May 31, 1999 and 1998 (unaudited)....................................................6

Notes to the FINANCIAL STATEMENTS........................................................7 to 9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                  OPERATIONS AND FINANCIAL CONDITIONS..................................10 to 13

Part II  Other Information...................................................................14

Signatures...................................................................................15


Part 1.  Financial Information

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)


Service Systems International, Ltd.
Consolidated Balance Sheets
As of May 31, 1999 and 1998
(Unaudited)

                                                                          May 31,             May 31,
                                                                           1999                1998
                                                                             $                   $
           Assets

Current Assets
       Cash                                                                 6,399                346
       Short-term investments - restricted (Note 3)                       265,419                  0
       Accounts receivable                                                204,605             91,530
       Amount due from related parties                                          0            207,497
       Inventory                                                          309,766            368,167
       Prepaid expenses                                                    37,525             50,173
       Research credit receivable                                               0            233,165
                                                                       ----------         ----------

           Total current assets                                           823,714            950,878

Loan Receivable                                                                 0              9,500
Capital assets (Note 4)                                                    91,984            148,066
Goodwill - net of amortization                                          1,212,706          1,697,787
Patents and trademarks (Note 5)                                           146,068             37,564
                                                                       ----------         ----------

                                                                        2,274,472          2,843,794
                                                                       ----------         ----------
                                                                       ----------         ----------

           Liabilities and Stockholders' Equity

Current Liabilities

       Accounts payable                                                   220,469            167,824
       Accrued liabilities                                                 50,185             13,514
       Wages and vacation pay payable                                      24,854              8,077
       Customer deposits                                                        0             18,299
       Loans payable - other                                              255,051             28,917
       Amounts owing to related parties (Note 6)                          156,234            288,953
       Loans payable - minority stockholders of subsidiary                 24,383            632,814
                                                                       ----------         ----------

           Total current liabilities                                      731,176          1,158,398

Long-Term Debt (Note 8)                                                 2,494,580          1,469,660
                                                                       ----------         ----------

                                                                        3,225,756          2,628,058
                                                                       ----------         ----------

Stockholders' Equity:

Common stock, $.001 par value,
       50,000,000 shares authorized, 12,783,988
       and 12,662,988 issued and outstanding respectively                  12,784             12,663
       Additional paid-in capital                                       3,086,098          3,218,686

Deficit accumulated during development stage                           (4,050,166)        (3,039,067)

Foreign exchange translation adjustment                                         0             23,454
                                                                       ----------         ----------

                                                                         (951,284)           215,736
                                                                       ----------         ----------

                                                                        2,274,472         $2,843,794
                                                                       ----------         ----------
                                                                       ----------         ----------

               See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statement of Operations and Deficit
For the nine months ended May 31, 1999 and 1998
(Unaudited)


                                                    Nine Months Ended                                 Three Months Ended
                                             May 31, 1999        May 31, 1998                May 31, 1999            May 31, 1998
                                                  $                   $                           $                       $
Project Revenue                                  263,193                 2,787                   104,836                       (12)

Project Costs                                    246,844                 2,463                   116,128                         5
                                               ---------             ---------               -----------                ----------

Gross Profit                                      16,349                   324                   (11,292)                      (17)

Manufacturing Costs Not Applied                   49,348                65,617                    10,288                    21,806
                                               ---------             ---------               -----------                ----------

                                                 (32,999)              (65,293)                  (21,580)                  (11,518)
                                               ---------             ---------               -----------                ----------

Expenses
         Selling                                 168,590               163,961                    48,768                    63,535
         General and administrative              268,549               645,235                    98,786                   185,614
         Research and development                 93,554                82,498                    10,897                    21,486
         Amortization of goodwill                363,810               363,810                   121,270                   121,270
         Interest, net of interest income         66,696                78,627                    23,995                    18,888
         Foreign exchange translation loss       130,769                     0                    56,447                         0
                                               ---------             ---------               -----------                ----------

                                               1,091,968             1,334,131                   360,163                   410,775
                                               ---------             ---------               -----------                ----------

Net Loss for the period                        1,124,967             1,399,424                   381,743                   432,598
                                                                                             -----------                ----------
                                                                                             -----------                ----------

Deficit - Beginning of period                  2,925,199             1,639,643
                                               ---------             ---------

Deficit - End of period                        4,050,166             3,039,067
                                               ---------             ---------
                                               ---------             ---------

Net Loss per share                              ($ 0.09)               ($ 0.18)                  ($ 0.03)                  ($ 0.04)
                                               ---------             ---------               -----------                ----------
                                               ---------             ---------               -----------                ----------

                                                   #                     #                        #                         #

Weighted average shares outstanding            2,713,432             7,992,401                12,699,988                11,028,305




                                                                                                   #                          #

Weighted average shares outstanding                                                           12,713,432                 7,992,401
                                                                                             -----------                ----------
                                                                                             -----------                ----------


               See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statement of Cash Flows
For the nine months ended May 31, 1999 and 1998
(Unaudited)

                                                                                 Nine months        Nine months
                                                                                    ended              ended
                                                                                May 31, 1999       May 31, 1998
                                                                                      $                  $
Cash Flows to Operating Activities
       Net loss                                                                 (1,124,967)         (1,399,424)

Adjustments to reconcile net loss to cash

       Amortization of goodwill                                                    363,810             363,810
       Depreciation                                                                 32,039              35,873
       Foreign exchange translation adjustment                                     130,769                   0
       Discount on convertible debenture                                                 0             145,057

Change in non-cash working capital items
       (Increase) in accounts receivable                                           (93,648)           (235,996)
       (Increase) in inventory                                                     (71,485)            (11,159)
       (Increase) in prepaid expenses                                               (1,350)            (37,623)
       Decrease in research credit receivable                                            0              11,616
       Increase (Decrease) in accounts payable, accrued
           liabilities, wages and vacation pay payable
           and customers' deposits                                                 170,379             (35,182)
                                                                                ----------          ----------

Net Cash Used in Operating Activities                                             (594,453)         (1,163,018)
                                                                                ----------          ----------

Cash Flows (to) from Investing Activities
       Disposal (Acquisition) of capital assets                                     17,374             (10,635)
       (Increase) in short-term investment - restricted                            (16,102)                  0
       Additions to patents and trademarks                                         (53,584)               (905)
       (Increase) in loans receivable                                                    0              (9,500)
                                                                                ----------          ----------

Net Cash (Used in) Provided by Investing Activities                                (52,312)            (21,040)
                                                                                ----------          ----------

Cash Flows from (to) Financing Activities
       Funds applied against cheques issued in excess of deposit                         0              (8,752)
       Common stock issued                                                          12,600           1,378,103
       Conversion of bonds to shares                                                     0            (745,624)
       Increase in loans payable - other                                           255,051               7,711
       Increase (Decrease) in amounts owing to related parties                      60,792             (71,600)
       Increase in borrowings from minority shareholders                           117,669              76,174
       Proceeds from convertible debenture                                               0             524,299
       Foreign exchange translation adjustment                                           0              23,454
                                                                                ----------          ----------

Net Cash Provided by Financing Activities                                          446,112           1,183,765
                                                                                ----------          ----------

Increase (Decrease) in Cash and Cash Equivalents                                  (200,653)               (293)

Cash and Cash Equivalents - Beginning of Period                                    207,052                 639
                                                                                ----------          ----------

Cash and Cash Equivalents - End of Period                                            6,399                 346
                                                                                ----------          ----------
                                                                                ----------          ----------


               See accompanying notes to financial statements

Service Systems International, Ltd.

Notes to the Consolidated Financial Statements

1.  Nature of Operations and Continuance of Business
    Service Systems International, Ltd. ("Service Systems") was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of Service Systems's current business was accompanied by a change of ownership Service Systems acquired 50.7% of the issued and outstanding common shares of UV Systems Technology Inc. ("UVST") on December 1, 1996, a Canadian company. Through UVST, Service Systems manufactures and markets its Ultra Guard-Trademark- ultra violet based patented water treatment system. These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquaculture water treatment.

    During fiscal 1998 Service Systems emerged from a development stage company to an operating company for accounting purposes. Even though its accounting status has changed to an operating company, the operating activities have not yet produced significant revenue and Service Systems has experienced significant losses to date. The ability of Service Systems to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

2.  Significant Accounting Policies

    CONSOLIDATED FINANCIAL STATEMENTS
    These financial statements include the accounts of Service Systems, and its 50.7% owned Canadian subsidiary, UVST.

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

    ESTIMATES
    The preparation of Service Systems's consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

    EARNINGS PER SHARE
    The earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.

2.  Significant Accounting Policies (continued)

3.  FOREIGN CURRENCY

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

    ii) Translation of foreign subsidiary balances:

        Monetary balance sheet items of UV SYSTEMS TECHNOLOGY INC. are translated into US dollars at the rates of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US. dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss charged to operations as a separate component of other items.

3.  Restricted Cash

    Pursuant to a letter of credit, required under a long-term project to be completed in fiscal 1999, Service Systems purchased a C$393,000 face value Bankers' Acceptance to be held as a bond for the letter of credit.

4.  Capital Assets

    Capital assets are stated at cost less accumulated depreciation.

                                                                                                1999          1998
                                                                             Accumulated      Net Book      Net Book
                                                                 Cost       Depreciation        Value         Value
                                                                   $              $               $             $
        Computer equipment                                       40,195         19,241          20,954        24,023
        Computer software                                         5,033          2,560           2,473         3,354
        Display equipment                                        31,836         20,693          11,143        17,509
        Office furniture and equipment                           29,157         17,930          11,227        17,106
        Plant jigs, dies, moulds, tools and equipment            89,100         50,039          39,061        73,603
        Leasehold improvements                                   26,724         19,598           7,126        12,471
                                                                -------        -------          ------       -------

                                                                222,045        130,061          91,984       148,066
                                                                -------        -------          ------       -------
                                                                -------        -------          ------       -------

                                                                                    1999                1998
                                                                                      $                   $
Depreciation per class of asset

        Computer equipment                                                           5,283               4,308
        Computer software                                                              761                 522
        Display equipment                                                            4,775               4,775
        Office furniture and equipment                                               4,375               4,160
        Plant jigs, dies, moulds, tools and equipment                               12,836              18,099
        Leasehold improvements                                                       4,009               4,009
                                                                                    ------              ------
                                                                                    32,039              35,873
                                                                                    ------              ------
                                                                                    ------              ------

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

6.      Amounts Owing to Related Parties

                                                                           1999               1998
                                                                             $                  $

              Amounts owing to two directors, due on demand,
              unsecured and non-interest bearing                          156,234            288,953
                                                                          -------            -------
                                                                          -------            -------

        7.    Long-term Debt

        Before fiscal 1998, UV SYSTEMS TECHNOLOGY INC. issued 2,000 Class "A" preferred shares at C$1,000 per share for proceeds of C$2,000,000 (US$1,326,436). The holders of these shares also own 49.3% of UV SYSTEMS TECHNOLOGY INC. ("minority shareholders"). Class "A" Preferred Shares are retractable once sales reach C$10,000,000 and net income reaches C$1,000,000, and are to be redeemed by June 30, 2000.

        During fiscal 1998, minority shareholders advanced C$631,000 to UV SYSTEMS TECHNOLOGY INC. Interest accrued to June 29, 1998, at 20% per annum, totalled C$280,000. Pursuant to an interim refinancing agreement ("the Agreement"), dated June 29, 1998, all accrued interest was waived. The principal repayment of C$631,000 has been deferred to June 29, 2003, and interest at 10% accrues until December 29, 2000, after which interest is paid monthly. Service Systems waived interest of C$217,000 accrued on its loan to UV SYSTEMS TECHNOLOGY INC. of C$1,287,000.

        Under the Agreement one of the minority shareholders advanced C$909,000 to UV SYSTEMS TECHNOLOGY INC. This advance is secured by a subordinated debenture on all of UV SYSTEMS TECHNOLOGY INC.'s assets, bears interest at 10%, payable monthly, is due in 2003, and ranks ahead of the minority shareholder loans and Class "A" Preferred Shares.

        Service Systems's subsidiary, UV SYSTEMS TECHNOLOGY INC., completed its debt and share restructuring subject to completion of documentation and regulatory approval. Class "X" Non-Voting Preferred Shares will be a new class of shares added to the authorized capital stock of UV SYSTEMS TECHNOLOGY INC. 500 Class "A" Preferred Shares, representing 50% of the Class "A" preferred shares held by one of UV SYSTEMS TECHNOLOGY INC.'s minority shareholders will be replaced with 500,000 Class "X" Non-Voting Preferred Shares retractable at

        C$1.00 per share. Service Systems's loan to UV SYSTEMS TECHNOLOGY INC. of C$1,135,576 will be transferred into 1,135,576 Class "X" Non-Voting Preferred Shares retractable at C$1.00 per share. These Class "X" Non-Voting Preferred Shares will be retractable by the holders only if there is a sale of UV SYSTEMS TECHNOLOGY INC. or an initial public offering of its securities which values UV SYSTEMS TECHNOLOGY INC., excluding Class "X" Non-Voting Preferred Shares, at C$20 million. If not retracted by June 29, 2002, the Class "X" Non-Voting Preferred Shares will be redeemable by UV SYSTEMS TECHNOLOGY INC. for C$1 in total.

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

In September 1995 Service Systems initiated a marketing distribution agreement with UV Systems Technology Inc., a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 Service Systems entered into a funding agreement with UV Systems Technology Inc., (UVS) whereby Service Systems provided 50% of UVS' operating cash needs for a six-month period. On December 1, 1996, Service Systems acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On December 6, 1996, Service Systems entered into an arrangement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. (WOF) and MDS Ventures Pacific Inc.(MDS) to acquire the remaining 49.31% common stock and their preferred stock (Purchase Agreement). Any funds advanced under this agreement would be forfeit should Service Systems be unsuccessful in raising C$2.0 million. In June 1998 this agreement was not renewed as Service Systems was unable to raise the C$2.0 million required to complete the transaction. WOF agreed to loan UVS additional funds (see details following) and agreed to allow conversion of the funds advanced under the Purchase Agreement into preferred shares.

In June 1998, UVS entered into an agreement with WOF (Agreement) to provide C$909,000.00 of additional funding and to reduce debt by requiring MDS to convert $500,000 of Class "A" Preferred shares to Class "X" Non-Voting Preferred shares and its current loans receivable into long terms loans receivable. Service Systems was required to convert its non-secured loans receivable into Class "X" Non-Voting Preferred shares and its current loans receivable into long terms loans receivable . The Class "X" Non-Voting Preferred shares are retractable by the holder only if there is a sale or IPO which values the equity of UVS at C$20.0 million, including the Class "A" preferred shares, but excluding the Class "X" Non-Voting Preferred shares. If not retracted within 4 years from the closing date of this Agreement, the Class "X" Non-Voting Preferred shares will be redeemable by UVS for C$1.00.

During the period from December 1, 1996 to September 30, 1997, Service Systems continued with UVS' system development and testing programs. These programs included the development of both a mechanical and electronic automatic quartz sheath cleaning system, to remove the fouling build-up due to suspended solids and chemicals prevalent in wastewater. The program of development on the mechanical cleaner determined that the method chosen was viable and performs the function desired. Field testing of the mechanical wiper cleaning system was concluded at a PDU test site at Ville de Repentigney near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels and the cleaning system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during ambient air temperatures readings ranging down to minus 8 degrees Celsius and up to plus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are; instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp.

As a result of the PDU testing, an order was received in 1998 in the amount of about C$390,000. The project is currently being delivered and is scheduled for installation starting August 2, 1999, with final testing to occur in September 1999.

A 6 lamp Ultra Guard-TM- UV system capable of disinfecting a wastewater flow of 3.5 MGD sold to Hamilton, Alabama was installed in March, 1999. Due to delays in completion of the Wastewater Treatment Plant, final performance testing was being performed during the week of July 4, 1999. This UV project is the first full scale operating Ultra Guard-TM- UV system installed in North America, in a market area in which UV systems are being actively introduced. We expect that the Ultra Guard-TM- UV system in Hamilton will provide significant equipment exposure to others contemplating upgrading their Wastewater Treatment Plant discharges to the current trend of replacing chlorine as the disinfecting means to environmentally friendly ultraviolet disinfection.

In June 1998, UVS received a letter of intent for a UV system valued at C$605,000 for a project in Eastern Canada. The issuing of a purchase order for and subsequent delivery of this system is subject to a number of conditions, including a provision that the purchaser must receive an order from the General Contractor for this phase of the project. We are currently working closely with the site Contractor, assisting him with his negotiations with his client. The Contractor has recommended the Ultra Guard-TM- UV system. Based on current information and negotiation, a final decision on the issuance of a purchase order should be made by July 31, 1999.

In September and October 1998, our Production Demonstration Unit performed testing at a municipal wastewater plant in Eastern Canada where a system valued at about C$900,000 is expected to be installed. Testing was successful and an engineering report has been issued by the client's engineer, CH2M Gore & Storrie Ltd, recommending the Ultra Guard-TM- UV system as acceptable for the project and further stating "it appears that satisfactory results can be achieved with this type of equipment with a very low number of lamps and low energy consumption for given flow". The project specifications preselect UVS and Trojan Technologies as the only acceptable bidders. The RFP is expected to be issued by July 26,1999. The project is expected to be awarded within 90 days of issuance of the RFP. We will submit a response to the RFP.

Additional PDU testing was performed at the City of Toronto, Humber plant to determine the efficacy of UV to disinfect wastewater containing levels of ferric chloride (Fe) at ranges on .03 to 4.0 mg/l. This testing was successful, due to the low temperatures produced by our UV system, and proved the ability of the Ultra Guard-TM- UV system to disinfect, even with high level of (Fe) present in the wastewater. Previous testing using two competing UV systems, (low pressure, low intensity and medium pressure high intensity), was performed by the City of Toronto. Testing of the medium pressure, high intensity system UV system was unsuccessful because of the high temperature radiated and the immediate and continual fouling of the quartz sleeves, even though this UV system used an automatic quartz cleaning system. The low pressure, low intensity system, which uses manual cleaning, failed for almost the same reasons. The results of these tests, which were presented at the CAWQ conference on water pollution held in Hamilton, Ontario in February 1999, were perceived as an important advancement in the use of ultraviolet disinfection. Effluents using ferric chloride as a flocculent had previously been considered as poor candidates for UV disinfection. Discussions are ongoing with the City of Toronto as to its plans for application of Ultraviolet disinfection systems in its Wastewater plants.

In December 1998, a PDU was shipped to the County Sanitation Districts of Los Angeles County (the County). The testing program, conducted and paid for by the County, is testing the Ultra Guard-TM- UV system's ability to disinfect wastewater to Title 22 Guidelines; a stringent test protocol required as a precursor use of a company's UV product in reuse of wastewater for agriculture and other purposes. Test results have been exceptional when compared to other UV technologies. The Ultra Guard-TM- UV system's is achieving flow rates in excess of 150 gallons per minute (GPM) compared to 35 GPM for a medium pressure lamp system and 4.5 GPM for a low pressure, low intensity lamp system. The project testing was completed in May. The final report is being prepared by the County. This report will be sent to the California State Health Services for review and expected Title 22 approval. The County is also preparing a paper which will highlight the Ultra Guard-TM-UV system's energy efficiency and performance. This paper will be presented at the 1999 Energy Efficiency Forum to be held in San Diego August 29 - 31, 1999. The forum is sponsored by Electric Power Research Institute (EPRI), the U.S. Department of Energy and others, and will address "the realities of treating and handling water and wastewater in the most economical and effective manner".

A project valued at about C$75,000.00 was received in June 1999 from the Mohawk Council of Akwesasne, Cornwall, Ontario, for a UV Disinfection system to treat secondary wastewater. The system includes two of the Ultra Guard-TM-low pressure, high intensity UV lamps. A system using a competitor's low pressure, low intensity lamp system would require approximately 80 lamps.

RESULTS OF OPERATIONS

NINE  MONTHS ENDED MAY 31, 1999

During the nine months ended May 31, 1999 our project revenues increased by $260,406 to $263,193 from $2,787 for the comparable nine-month period for the previous year, primarily because of actual and estimated manufacturing completion of projects and the sale of a PDU. Project costs for the period increased by $244,381 to $246,844, from $2,463 in the prior year's nine months as a result of the increase in revenue-generating work. Our Gross Profit, which results when Project Costs and Manufacturing Costs Not Applied are subtracted from Project Revenue, increased $32,294 to ($32,999) from ($65,293), again as a result of increased business activity. Project manufacturing costs in general are running higher than estimated due primarily to the low volume of production and the effects of integrating new designs into the product. This trend is expected to continue for the balance of the fiscal period and until economic levels of production and standardization of design are reached.

During the nine months ended May 31, 1999, expenses decreased by $242,163 to $1,091,968 from $1,334,131 in the comparable nine month period of the prior fiscal year, primarily as a result of a significant decrease in general and administrative expenses. Selling expense increased by $4,629 to $168,590 from $163,961 in the prior year comparable period, largely because of the expenses incurred for costs of travel to sales presentations, trade seminars, and Sales Representative development meetings. General and administrative expense decreased by $376,686 to $268,549 from $645,235 in the prior year's nine-month period. This decrease resulted primarily from a reduction in spending on public relations consulting during the three months ended November 30, 1998 and because during the current period there were no costs comparable to the costs incurred as a result of the discounts and commission expense on convertible debentures that were issued in the comparable nine months of the prior year. Research and Development expenses increased by $11,056 to $93,554 from $82,498 in the prior year's period because of system automation design labor, equipment design drawing costs, and development of 24 volt power supply PC boards and UV monitor assembly. Amortization of goodwill in connection with the acquisition of UVS (see Note 2- Goodwill under Notes to Financial Statements) was the same in the nine-month periods. Interest, net of interest income decreased by $11,931 to $66,696 from $78,627, primarily because of a lower rate of interest on funds due to related parties (see Note 7 Financial Statements). Foreign exchange expenses increased during the nine-month period by $130,769 from 0 as a result of the increase in the value of the Canadian dollar. Foreign debts ( our Long-Term
Debt) are required to be revalued and restated at any reporting period, to reflect any increase or decrease in foreign exchange rates. This revaluation, for the increase in the value of the Canadian dollar, resulted in an increase of the Long-Term Debt.

Net Loss for the nine months ended May 31, 1999 decreased by $274,457 to $1,124,967 from $1,399,424 for the comparable nine months of the previous fiscal year, because of an increase in Project Revenue due to increased business activity and lower operating cost as discussed in the previous paragraph.

THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THREE MONTHS ENDED MAY 31, 1998

For the three months ended May 31, 1999, project revenues increased by $104,848 or 100% as compared to the three-month period ended May 31, 1998, due mainly to estimated manufacturing completion of a project in 1999. The recognition of the estimated manufacturing completion of the project resulted in project costs increase of $116,128 for the three months ending May 31, 1999 or a 100% increase over the comparable period for the previous year. "Manufacturing costs not applied to projects" decreased by $11,518 to $10,288 in May 31, 1999 from $21,806 for the comparable three-month period ending May 31, 1998 because in the current period there were allocations made to specific projects.

For the three months ended May 31, 1999, operational expenses decreased by 12% or $50,612 over the comparable period of the prior year to $360,163 from $410,775. The decrease in expenses is accounted for by the reduction of general and administrative expenses by $86,828 to $98,786 from $185,614. The reduced costs are the result of the elimination of discount on convertible debentures and reduction of consulting fees for the 1999 period. Selling expense decreased in the 1999 period by $14,767, mainly because the expense incurred for participation in the Globe Trade Show in 1998 period did not occur as no trade shows were attended in the corresponding 1999 period. Research and development decreased by $10,571 for the three-month period ended May 31, 1999 due to a reduced need to continue R & D at the 1998 spending level. Interest expense, net of interest income, increased by $5,107 due to a renegotiation of the interest rates for the loan from minority shareholders in the last month of the 1998 period, and foreign exchange translation loss increased by $56,447 due to the increase in the value of the Canadian dollar for the three-month period ended May 31, 1999.

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

We expect that during fiscal 1999, if sales of UVS systems increase as we anticipate, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the manufacturing of products sold, and general operational and sales expenses. No arrangements are currently in place to raise funds, although talks continue with investment bankers for that purpose, and we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

In addition we have instituted a plan to identify a partner who has industry recognition. The intent is to form a strategic alliance which could, through the partner's financial strength and recognition in the wastewater industry , provide us with the necessary funding and status and permit us to increase our visibility in and market share of the UV marketplace. In this regard, talks continue with a number of firms to this end.

YEAR 2000 ISSUE

DESCRIPTION OF THE ISSUE. The Y2K issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognize a two-digit date field as belonging to the 21st century. Mistaking "00" for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to Service System from our internal computer systems as well as from computer systems of third parties with which it deals. Failures of our and/or third parties' computer systems could have a material adverse impact on our ability to conduct its business.

YEAR 2000 TASK FORCE. We have set up an internal task force comprised of our Director of Manufacturing and Engineering managers to review our products, business and engineering applications and suppliers and develop contingency plans for Y2K readiness. This task is to be completed by the end of calendar 1999. The goal of the task force is to minimize the effect that Y2K issues will have on Service Systems and its customers. The Director of Manufacturing will update the CEO of Service Systems on its Y2K readiness.

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. The task force has completed a review of internal computer and will continue to review all internal business and engineering computer systems to ensure that such systems either will be Y2K ready, or will be modified or replaced by Y2K ready systems. We have already been assured that our accounting information system installed in 1995 is Y2K ready as long as we adhere to the supplier's Y2K readiness guidelines. We plan to simulate and have tested, in a Y2K environment, our engineering and business information systems, internal telephone equipment, local networks, security and sprinkler systems to verify our Y2K readiness by the middle of fiscal 1999. A number of computer systems have been replaced with Y2K ready equipment.

SUPPLIERS. Our major suppliers are component parts distributors and contract manufacturers. Often Service Systems sources its products and manufacturing services from multiple, competing vendors. We are conducting a review of these key suppliers to ensure the Y2K readiness of as many vendors as possible and will initiate communication with all of our key suppliers to determine to what extent we may be vulnerable due to their failure to be Y2K ready. This communication, including site visits by our personnel, will be ongoing throughout fiscal 1999. There can be no assurance that the systems of other companies on which we rely will be Y2K ready on a timely basis and will not have an adverse effect on our operations. In instances where we are unable to determine that our vendors have taken appropriate steps to minimize disruption due to non-Y2K readiness, we will consider contingency plans, including moving to identified alternate sources, or developing new alternate sources.

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

CUSTOMERS. Because our customers all purchase built to order systems and our computer based control systems will be manufactured to be compliant, we believe that Y2K will not effect customers' decisions to purchase our Ultra Guard-TM- UV system. However, we cannot predict the impact on our customers' lack of Y2K compliance and any disruptions caused to treatment systems we have installed because of their non-compliance. Costs and damages related to or arising from non-compliance could materially adversely affect our revenues or our business, even though we believe our systems themselves to be compliant.

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

PART II                                               OTHER INFORMATION

Item 1. Legal Proceedings

             On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against Service Systems, Kenneth Fielding (Service Systems's President and Director), and Charles P. Nield (a former Director and Vice President of Service Systems). Service Systems filed an answer denying the claims. Information about this suit may be found in SVSY's Form 10QSB for the quarter ended November 30, 1998.

Item 2. Changes in Securities

             On May 19, 1999, 10,000 shares of Common Stock at $0.15 share were issued to one employee under our Employee Option Plan, which is registered on Form S-8 effective 10/6/97(2).

Item 3. Defaults upon Senior Securities

             None

Item 4. Submissions of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

        Exhibit Number     Description

                  (3)(i)   Articles of Incorporation(1)

                  (3)(ii)  Bylaws(2)

                  (4) Statement re: computation of per share earnings ---- filed electronically herewith

                  (27)     Financial Data Schedule-------------------------filed
                           electronically herewith

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


Dated: July 15, 1999
                            Service Systems International Ltd.



                            By: /s/ Ken Fielding
                                ------------------------------------------------
                            Ken Fielding, President


                            By: /s/ J. R. Gaetz
                                ------------------------------------------------
                            J. R. Gaetz, Vice President, Chief Financial Officer