Form 10KSB
period 1999-08-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 1999-11-29
CIK 1014989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 405 is not continued in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ( )

The issuers revenues for its most recent fiscal year were $398,063.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on November 26, 1999 was $4,125,608. The number of shares outstanding of the issuer's only class of Common $.001 par value, was 14,734,316 on November 15, 1999. Transitional Small Business Disclosure Format (check one):
Yes / / No /x/

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

                                  PART  I

ITEM 1.  DESCRIPTION OF BUSINESS

Vancouver-based Service Systems International, Ltd., through its majority-held subsidiary UV Systems Technology, Inc. ("UVS"), is the manufacturer and marketer of state of the art ultraviolet disinfection systems for wastewater and potable water. We are committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, ultraviolet-based water treatment systems. Through UVS, we hold two United States patents and five international patents on various components of our ultraviolet disinfection system, including the flow reactor chamber and flow balanced discharge weir.

Our executive offices are located at 2800 Ingleton Avenue, Burnaby, BC, Canada V5C6G7. The telephone number is (604) 451-1069 and the facsimile number is (604) 451-1072. References in this document to we, us, our, and the company include its consolidated majority-owned subsidiary, UV Systems Technology Inc., unless the context otherwise requires. ULTRA GUARDR and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners. All monetary figures in the document are in United States dollars except Canadian dollars which are indicated as "C$.

COMPANY BACKGROUND

Our company, Service Systems International Ltd., was incorporated in Nevada in August 1990 and was inactive until it was acquired in July, 1995 by eight Canadian and European individuals. The investors' intent was to develop the company into the United States marketing arm of UV Systems Technology Inc., which was incorporated in British Columbia, Canada in 1993. Our company issued 1,600,000 shares of its restricted common stock ("Common Stock") to certain individual stockholders and one of our officers, as repayment of cash paid to others for expenses related to the acquisition.

In an effort to further advance our marketing objective, we entered into an oral agreement UV Systems Technology Inc., for marketing rights for the Ultra GuardR system in eight Western states. This oral agreement was subsequently supported by a written agreement dated September 21, 1995. In July 1996 we entered into a funding agreement with UVS. Under the funding agreement, we supplied 50% of UVS' operating funds for a six-month period. During this period we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire 50.69% of UVS. We also entered into an agreement with the owners of the balance of the common stock (Working Opportunity Fund and MDS Ventures Pacific, Inc., (49.39%) to complete the purchase UVS. Under this agreement we were required to fully fund the operations of UVS and if we were successful in raising C$2.0 million of operating capital, the remaining common stock of UVS would have been purchased. The operating funds advanced by us would be forfeited if the agreement was not concluded. This agreement was extended a number of times through to July 15, 1998, after which it was allowed to lapse. A subsequent agreement (discussed in Management Discussion and Analysis) converted the funds loaned to UVS into Class X shares.

INDUSTRY BACKGROUND

The treatment of municipal wastewater and drinking water to eliminate contaminants injurious to health and the environment is a worldwide concern. In 1995, the world spent an estimated $335 billion for the purification of drinking water, wastewater treatment and treatment of industrial process water and fluids. World spending for drinking water purification and municipal wastewater treatment only, is estimated to reach $300 billion per year (plus another $200 billion for industrial treatment needs) by year 2000. A United States Environmental Protection Agency survey in 1984 reported that 15,378 municipal treatment plants were in operation in the United States and projected the number to increase to approximately 21,000 by the year 2000. Of the 15,378 plants operating in 1984, only 107 were using or were being constructed and designed for UV treatment. Some of these 15,378 plants had limited or no disinfection. Many of the existing plants identified in 1984 will be required to upgrade or be replaced to meet new United States environmental standards. This is estimated cost more than $180 billion. This, together with the new treatment plants projected to be built, represents the United States municipal wastewater treatment market for the ultraviolet treatment industry.

Treatment of municipal wastewater begins by settling or filtering out solid wastes and removing chemicals, minerals, etc. After this treatment, the effluent must be disinfected before discharging into a body of water. Five major factors are used to decide which method of disinfection will be used. The first four are: performance, operating cost, safety of method selected and verification by pilot study. These relate to the disinfection process itself. The fifth factor is potential adverse effects of the disinfectant on the environment. Currently, the majority of treatment systems in the United States use chlorination. Other treatment alternatives include ozonation and ultraviolet light.

The chlorination process can raise significant environmental concerns. As reported in a 1986 U.S. Environmental Protection Agency study, MUNICIPAL WASTEWATER DISINFECTION, even low chlorine residuals levels are very difficult to control in receiving streams. The waste stream is influenced by factors such as temperature, pH, alkalinity, suspended solids, chemical oxygen demand and nitrogen containing compounds. All of these factors influence the effectiveness of chlorine disinfection. The environmental impact includes the toxicity of residual chlorine to plant and wildlife and the formation of potentially toxic halogenated organic compounds. Many treatment plants use sulfur dioxide to remove the chlorine from the treated water. This reduces the chlorine residual, but probably does not affect halogenated organic compounds and adds its own negative effect in the receiving water. Chlorine is extremely volatile; therefore, its safe transportation is difficult. Many states' regulations require that treatment a facility using chlorine, train its personnel in correct handling and safety procedures.

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

Ultraviolet (UV) light treatment is a non-chemical process, which is very effective as a bactericide and virucide. Ultraviolet light radiation at a wavelength of 254 nanometers (nm) penetrates the cell wall and is absorbed by the bacteria=s nucleic acids. This prevents the replication of the cell. Because UV is non-chemical, no toxic residues are produced. UV systems are simple to operate and maintain, have no known adverse environmental impact, and need minimal space. UV is a cost-effective alternative to chlorination and ozonation.

The installations of UV disinfection systems have been slowed by a number of factors. UV system lamps become fouled and require frequent cleaning. UV equipment using low pressure, low intensity ultraviolet lamps requires a large number of lamps when used in large treatment plants. UV lamps need to be replaced about once a year. A large number of lamps equal: 1) high cleaning and replacement labor costs, 2) high power cost, and 3) high lamp replacement costs. Reduction in disinfection performance occurs due to contaminants such as a high level of suspended solids, color, turbidity, and soluble organic matter in the effluent. These contaminants affect the transmittance of the fluid and reduce ability of the ultraviolet light to penetrate the fluid.

We believe that a UV system, such as that provided by our company, which deals with these issues will greatly enhance the marketing opportunities for UV systems. Our UV system is environmentally friendly, efficient in operation and cost-effective.

SERVICE SYSTEM'S STRATEGY

Our Company is committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, UV-based water treatment systems. Our objective is to become a leading supplier of UV disinfection systems for municipal wastewater and, eventually, for industrial process water and potable water. We believe that the current, widespread use of chlorine as the primary treatment method does not address its environmental effects. A superior, cost-effective system for water disinfection is needed around the world. Our UV system answers these needs. It is state of the art, proprietary, environmentally friendly, and efficient, and provides numerous opportunities for us to expand the scope of our activity beyond municipal wastewater.

Key elements of our Company's strategy are:

TECHNOLOGICAL SUPERIORITY

We currently hold patents on the flow control reactor module and the flow-balanced weir. These components are used in our treatment system. The system also includes several proprietary features which include: 1) automatic lamp cleaning to deal with the problem of lamp fouling, 2) automatic variability of lamp intensity to match effluent flow to reduce power consumption, and 3) automatic variability of lamp intensity to treat varied transmission. We intend to continue technological development as a response to the changing needs and applications of the water and wastewater treatment industry.

EXPANSION OF PRODUCT LINES

Our UV technology can be applied to many treatment needs. These include industrial process water disinfection, potable water disinfection, and other fluid and air disinfection. Once we establish a base in the wastewater disinfection market, we intend to expand our business into disinfection of industrial process water. We also expect to pursue other business segments, which show growth potential currently and for the future, such as potable water disinfection, other fluid disinfecting and air disinfection.

Recent testing of ultraviolet light as a means to deactivate Crypto and Gardia in potable water has proven that at very low doses (below 20mWs/cm2), three log reductions is achieved. Currently the US EPA has sanctioned additional testing and has approved the use of a UV systems in a potable water application. We expect that the use of UV will receive general acceptance for potable water application in North America in the near future.

Process water disinfection is required in industries such as breweries, soft drink producers, pharmaceutical, pulp and paper production, agriculture, aquaculture, and marine life systems. Potable water treatment is needed for drinking water from normal municipal supply, bottled water and for disaster relief. Disinfection is also needed in bottled and packaged juices and other fluids.

ENHANCEMENT AND EXPANSION OF MARKETING EFFORTS.

Our product is marketed through a representatives' network in North America and in selected countries of the world. This network needs and continues to be expanded so that we have at least one representative in each of the United States. This process will continue both in United States and in other selected countries of the world until we achieve full customer support. When and if the opportunity arises, we intend to acquire firms serving a similar industry.

EXPAND INTERNATIONAL SALES

While awareness of the need for water disinfection in North America is high, that awareness in other parts of the world also has expanded and the market for treatment and disinfection systems is expanding. With the compact and adaptable nature of our treatment system, its patented and proprietary technology, and the full-size production demonstration units (PDU) we have available, we believe we have a good potential to expand into the international market. Given adequate resources, it is our intention to pursue this market aggressively.

OUR COMPANY'S PRODUCT

Our company manufactures and markets its UV disinfection system under its registered trademark, Ultra Guard-Registered Trademark-. The Ultra Guard system incorporates: 1) low-pressure, high intensity, high efficiency UV lamps, 2) infinitely variable ultraviolet lamp controllers, 3) patented high-performance reactor module, 4) patented flow-balanced weirs, and 5) automatic quartz sheath cleaning system. The mechanical cleaning system has been developed and has been introduced into the marketplace by demonstration on our full scale demonstration systems. Currently our product is used primarily for municipal wastewater disinfection. Our UV technology can be applied to many treatment needs. These include industrial process water disinfection, potable water disinfection, and other fluid and air disinfection. Once we establish a base in the wastewater disinfection market, we intend to expand our business into those areas.

UV disinfection systems have none of the safety issues with which chlorination systems must deal. UV has the advantage of being relatively simple to operate and maintain. UV disinfection is a physical, rather than chemical process, using UV radiation to permeate bacterial and viral cell walls and prevent the cells from replicating.

In competing UV systems, after solid materials are removed, the effluent is directed through banks of low pressure, low intensity or medium pressure, high intensity UV light producing mercury vapor arc lamps. In order to disinfect a liquid, the UV energy within the 240 - 280 nm wave band must be directed into the liquid at a minimum intensity level. As the lamp emits radiation and the fluid distance from the lamp increases, the intensity is reduced. Traditionally, maximum exposure has been obtained by utilizing a very large number of low pressure, low intensity lamps through which fluid passes. Murkier fluids require more lamps and closer placement of the lamps in proximity to one another. Like competing UV systems, our Ultra Guard system also exposes fluid to UV light for a time sufficient to damage the reproductive ability of the microorganisms. However, in the Ultra Guard disinfection process, fluid to be disinfected, 1) passes through a diffuser plate to even the flow, 2) passes through our patented flow reactor module which surrounds the UV lamp, and 3) leaves the disinfection channel through our patented flow-balanced discharge weir.

As effluent enters the disinfection channel, uneven fluid pressure creates variances in the flow rate among the top, middle and bottom layers of effluent. As a result of uneven fluid pressure, flow velocity varies, resulting in varying rates of disinfection as these uneven flows pass the UV lamps. In our UV system, the diffuser plate (a perforated plate) intercepts the incoming fluid and mixes the varying velocity layers. This ensures uniform column flow before the fluid enters the patented flow reaction chamber, permitting the lamp intensity to be set for a consistent, predictable fluid flow rate.

After passing through the diffuser screen, the fluid enters our Ultra Guard patented flow reactor module. The Company's competitors' straight-through systems require repeated and continuous exposure to multiple banks of UV lights. In our UV system, the fluid oscillates as in moves through the reactor module. This ensures that all influent receives exposure at the quartz sheath, the highest UV intensity point output of UV light from a single lamp. The reactor module provides an additional benefit. In other UV systems, slow fluid flow velocity through the lamps and higher temperature permit build up of sedimentary deposit which reduces the efficiency of their systems. Our reactor module is designed to cause the fluid to pass closer to the UV light at high velocities, reducing sedimentary deposit (fouling) on the quartz sleeve which houses the UV lamp. The reduction of fouling permits the lamps to continue to operate at peak efficiency for longer periods of time. When fouling does occur, our mechanical cleaner incorporated into the reactor module automatically cleans the quartz sleeve. The combination of reduced sedimentation and resultant fouling, and the automatic cleaning system, directly addresses one of the major concerns about the use of UV disinfection systems. We believe that our advanced method of fouling reduction will contribute to our UV system's acceptance.

As the effluent leaves the reactor module, it discharges from the disinfection channel through the patented flow balanced weir. Most other UV systems use conventional counterbalanced flap gates to control flow through the disinfection channel. Counterbalanced weirs which are incorrectly adjusted can cause surging of the fluid, exposing the UV lamp to air and reducing system efficiency. The Ultra Guard patented flow-balanced weir is based on the principle of atmospheric pressure equalization. It will maintain correct channel depth without moving gates, valves, special sensors or other methods requiring operator involvement. Our UV lamp remains fully submerged even during periods when there is zero flow at the wastewater plant.

The flow volume into our disinfection system is measured by a flow meter mounted within the wastewater plant in front of the disinfection system. A UV transmission monitor calculates the transmission of the effluent and provides continuous readings of the effluent transmission quality. These readings are fed to our system microprocessor control, where they are used to select appropriate power intensity settings for UV lamps. In multi-channel installations, we can provide powered channel gates to direct the flow, control the number of modules in operation, or take a channel off-line for routine maintenance or lamp replacement during periods of low flow. Using data from UV intensity monitors reading each UV lamp's intensity, UV output for each lamp can be increased to compensate for unusual quartz sheath fouling, lamp aging, increased fluid flow and changes in fluid transmission.

In our UV system, we use low-pressure, high intensity, high efficiency UV lamps. These lamps emit high intensity light to penetrate murky effluent and reduce fecal coliform or other pathogen counts to design specification levels. These lamps operate at 40-60%
of the electrical power consumed in low-pressure, low-intensity lamps and 12 to 20% of the electrical power used in medium pressure lamps. Our Ultra Guard system also requires up to 90% fewer lamps than most other low-pressure, low-intensity lamps systems. Medium pressure lamp systems take 3 - 5 medium pressure lamps to equal 1 of our lamps. Replacement downtime for our lamps is minimized because the lamps can be replaced quickly from above while the lamp module remains in the channel.

Our UV disinfection system has a compact size. Increasing the capacity can be easily accomplished by adding channels and lamps in parallel or in series. In applications of more turbid than normal effluent, or where more stringent effluent discharge regulations must be met, a second, third or fourth lamp module may be installed immediately behind the first module. We have designed the UV system to disinfect wastewater treatment plant flows up to any size. Systems can be customized to suit specific site conditions and discharge requirements. Our single lamp systems cost between $8,000 and $15,000; the cost of systems requiring more lamps is a multiple of that, with volume discounts available for larger sales. Typically a system requires one lamp for every 0.5 -0.8 million gallons of wastewater disinfected.

CUSTOMERS

Our customers to date have been municipal wastewater treatment facilities and semi-conductor plants to which sales have been made through our Japanese agent. Ultra Guard systems have been installed at three wastewater treatment facilities. The first system was commissioned in February 1995 in Paraparaumu, New Zealand and has been in operation since that time. This municipal wastewater treatment system is a 12 lamp system, designed to treat a 580 cubic meters per hour peak flow. The system initially experienced premature lamp burnout due to an incorrectly wired lamp controller. This problem has been corrected. Other systems, installed in 1999, include a 3.5 million-gallon per day capacity system at Hamilton, Alabama and a 27,000 cubic meter per day system at Rosemere, Quebec. The purchase order for the Rosemere project was received in June 1998. The system was delivered in August 1999 and is currently undergoing acceptance testing. As of August 31, 1999, we had delivered 25 one-lamp systems to our Japanese distributor for applications in the semiconductor industry.

In September 1998 we sold a production demonstration unit to our North Carolina representative. This PDU is being used by the representative to test wastewater at plants in North Carolina. Testing is ongoing at a site in Kings Mountain, North Carolina, where color discharged from the textile industry reduces the ability of the ultraviolet light to penetrate the fluid, creating a difficult effluent to disinfect. Testing to date has produced encouraging results.

In August and September 1999 we received four orders for systems to be installed in Ontario, Canada. The projects, currently in design and manufacturing, are valued at approximately C$1.95 million. These projects are scheduled to be delivered during the fiscal period ending August 31, 2000.

We actively continue to bid on many sites in the United States, Canada and internationally.

Our experience shows us that PDU testing is a means of advertising and proving the capabilities of our UV system, by showing it in a real situation. When a PDU test is requested, we verify that the location has had budget approval to install a UV system. At sites where we have demonstrated our PDU, we have had a high rate of success, in PDU performance, from sales received and from sales potential. PDU testing was conducted and completed at Peterborough, Ontario in September 1998. This testing resulted in an order that is part of the C$1.95 million noted above.

Testing for the County and District of Los Angeles, California was successfully completed in

June 1999. The tests concluded that our system can perform to the standards necessary to comply with State of California Title 22 Guidelines. Title 22 is the standard developed for wastewater reuse needs in the State of California. The effect of applying these stringent Guidelines to a wastewater treatment system will approximately triple the number of lamps usually required and will therefore increase the resultant selling price of the UV system to be delivered. The test results and report will be submitted by the County and District of Los Angeles to the California State Health Services to provide supporting compliance verification in our application for approval of our UV system under these Guidelines. Acceptance under these guidelines is a prerequisite to bidding in the State of California for wastewater disinfection projects in California.

SALES AND MARKETING

Our Ultra Guard UV system is marketed both domestically and internationally by two marketing employees and through a network of distributors and representatives with specialized training in wastewater disinfection. As of November 5, 1999, UVS had 34 distributors and representatives, 23 in North America and 11 internationally. Distributors purchase systems and components for resale in a designated territory on an exclusive basis and provide full service to customers. Some agreements require a distributor to purchase a minimum amount of product each year. Distributorship agreements are performance related and usually have a term of one year. Sales representatives act as agents for our Ultra Guard UV systems and sell these systems in designated territories. Representatives are paid a commission for sales made within their territories. The usual contract is for a period of one year. The Company, through UVS, is continuing to recruit distributors and representatives throughout the world while in attendance at international exhibitions. In October 1998 we exhibited at the Water Environment Federation in Orlando; in August 1999 we exhibited at the Electric Power Research Institute (EPRI) energy efficiency conference in San Diego; and in October 1999 we exhibited at the Water Environment Federation in New Orleans.

We expect that our sales will be to diverse wastewater treatment plants beginning primarily in the United States and Canada and, thereafter, expanding world-wide. Other than for initial sales, no one customer is likely to account for more than 10% of our sales, averaged over a five-year period. Because of the size of each project, one project may be expected to represent more than 10% of sales in any given year. Our UV product target sales are to communities of all population sizes. As part of our sales effort, we have in completed 3 production demonstration units which are available for demonstration activities. As previously reported, one PDU has been sold to our North Carolina representative, Emory Wilson and Associates, and is currently site testing. One of the remaining two units is scheduled for test demonstration at Sacramento, California. Four additional units are in process and will be completed, as demand for testing requires. PDU's are fully functional Ultra Guard systems, complete with all of the patented components, and are available for IN SITU testing at wastewater plants. They are compact in size and designed for placement next to an existing outflow channel. PDU's can accommodate flow rates from 100 to 800 U.S. gallons per minute, about 8% of the average Wastewater Treatment Plant flow. An inflow pump draws fluid from the Plant's system discharge, at the flow rate required for testing so that the PDU operates, in effect, as part of the treatment system. The testing period generally runs from two to three weeks in duration and is operated by our technicians. If necessary, the staff at the Treatment Plant or the site design engineer's staff can be trained to operate the PDU.

Our company accesses marketing opportunities through: 1) published articles in trade publications which are directed to wastewater treatment, 2) the marketing efforts of our distributors and representative, 3) presentation of technical papers at industry meetings, and 4) meetings with design engineers and others involved in treatment plant design. Videotapes and brochures are available for potential customers and for use by distributors and representatives. Sales opportunities for our UV wastewater treatment systems are made available through requests for proposal received from public entities, and contractor and engineering firms acting for public entities. These opportunities are for systems designed in response to specific wastewater plant criteria. We actively respond to requests for proposal in the United States and throughout the world and normally will provide two to four quotations per week. As of November 5, 1999, we had eight requests awaiting response.

COMPETITION

Our company competes with other producers of UV equipment and other water treatment technologies, many of which are more established and have significantly greater resources. Other major technologies currently in use include chlorination, chlorination with de-chlorination using sulfur dioxide, sodium hypochlorite, and ozonation. Competitive factors include system effectiveness, safety regulation costs, operational cost, practicality of application, pilot study requirements and potential adverse environmental effects. Competition in our company's primary business of wastewater and process water treatment is primarily with producers using chlorination disinfection systems and with other UV system manufacturers. While we also compete with ozonation systems, ozonation is more commonly used for drinking water purification.

Of all of the disinfection technologies in use, including UV, the most prevalent is chlorination (or chlorination with de-chlorination using sulfur dioxide). The most predominant treatment modality in municipal wastewater and industrial process water systems in the United States and world-wide, are chlorine-based systems. However, because of environmental concerns, and more recently safety concerns, we expect the use of chlorine to decrease significantly over the next three decades. Section 112(r) of the EPA Clean Air Act has recently been revised to address safety issues of citizens in the surrounding area of wastewater plants using hazardous chemicals, including chlorine. A risk management plan must be in place by June 21, 1999. Some States already require a state-level equivalent of the plan and the Occupational Safety and Health Administration also requires a process safety management program. An industry survey has forecasted that over half of chlorine alternative installations will be UV by 2010. See "INDUSTRY BACKGROUND."

Our UV competitors and their estimated their respective shares of the North American market in wastewater and process water are: 1) Trojan Technologies Inc., 60%, 2) PCI-Wedeco, 8%, 3) IDI Industries, Inc. 10%, 4) Aquionics, Inc, 6%, 5) Capital Controls, Inc, 6%, and 6) Others,10%. Trojan Technologies, Inc. focuses on UV applications for use in the sewage wastewater industry. They are the largest producer of a product (the medium pressure lamp UV4000) which directly competes with the Ultra Guard UV system. We believe our system to be superior to Trojan's technologically and because of its lower operational costs. Aquionics Inc. competes primarily in the potable water and process industrial water sector using medium pressure UV lamps characterized by high power consumption. IDI, PCI-Wedeco and Capital Controls sell UV systems of the low pressure, low intensity type for high quality wastewater disinfection. PCI-Wedeco has recently introduced a low pressure, high intensity UV lamp system. This system will, however, still require 4-6 lamps to equal one Ultra Guard-TM- lamp. Compared to competing systems, our UV systems are more compact and use less land area, consume 40 to 60% less electrical power than used in low pressure, low intensity systems and 80 to 90% less electrical power than used in Trojan's UV4000. These factors result in a lower life cycle operating cost for our systems compared to competitors. Our systems can treat very poor quality effluents, have better hydraulic performance, have automated lamp cleaning and can be demonstrated using a full-scale, single lamp unit (our production demonstration unit). Combining all of these factors, we believe we can provide a substantially better and consistent quality effluent discharge in terms of total fecal coliform, e-coli or other microbiological concentrations at reduced capital and operating cost.

Our problem with competing in this marketplace is the conservative nature of the customer. Although we can demonstrate our superiority, our lack of financial resources results in a reluctance on the part of the customer to conclude an acquisition of the Ultra Guard system - Refer to Risk Factors.

PATENTS AND TRADEMARKS

Key components of the Ultra Guard systems are our patents in the United States, Canada and International Patent Protection Treaty Countries. Patents cover the UV disinfection system reactor module and the flow balanced weir. Patent protection on the lamps expired in 1999, but due to the technology and the cost involved in manufacturing the lamp and the compatible electronics needed to operate the lamps, we believes that the expiration of the patents should not materially affect the Company's business. With the patents we hold on other key components in the Ultra Guard system, competing systems, even if they use the Company's lamps, would operate at about 50% of the capability of our system. The patents on the other patented key components were recently issued in the United States and will extend into the year 2018.

We also hold registered trademarks on "ULTRA GUARD" and on its "wavy lines and design" logo in the United States and Canada.

REGULATORY MATTERS

Our business and manufacturing are conducted from British Columbia, Canada. We are not subject to any special regulatory requirements above those that are applicable to manufacturing businesses in general in Canada and the United States. Environmental regulations that apply to the sewage industry are specific to the effluent being delivered to the receiving waters. The wastewater treatment plant must comply with these regulations. In the United States, wastewater and process water treatment plants must comply with clean water standards set by the Environmental Protection Agency under the authority of the Clean Water Act and standards set by states and local communities. Through the request for proposal (bidding process), any regulations are passed on to our company in the system design requirements. These requests for proposal detail the specifications for the system, including the effectiveness required to meet any regulatory requirements. Compliance with microbiological discharge standards is determined by subsequent operation of the wastewater treatment plant and is generally the responsibility of the plant, unless our treatment system failed to comply with specifications for some reason (a problem that we take great effort to avoid). It is possible that through the inaccuracy or inadequacy of request for proposal specifications and our potential liability if not indemnified, we could become liable to third parties for environmental problems. We could be required to comply with direct regulations by law or regulations enacted in the future (including environmental laws). In these cases, our business and operations could be materially or adversely affected.

We are not aware of any regulations that would adversely affect our ability to market our system. The effectiveness of the Ultra Guard UV system enhances our ability to respond to and comply with the applicable sections of the stringent regulatory clean water standards included within requests for proposal.

In many jurisdictions, including the United States, because wastewater treatment systems require permits from environmental regulatory agencies, delays in permitting could cause delays in construction or usage of the our systems by a customer. This in turn could have a material adverse impact on our business. In addition, many of our customers will rely on municipal financing for the purchase of our UV systems. Sales to these customers may be adversely affected by delays in obtaining, or the unavailability of such funds, caused by budgetary constraints or the bureaucratic process.

MANUFACTURING

The Ultra Guard systems are assembled at our Burnaby facility. Components for the systems are manufactured by a variety of Canadian, United States and international suppliers. We obtain our UV lamps and controllers for the systems from a sole supplier for each. To ensure against any interruption of supply should one of these suppliers be unable or unwilling to provide the parts as required, we are continuing the process of identifying and arranging for alternative sources for these components.

RESEARCH AND DEVELOPMENT

Research and development are considered to be key components of our business strategy. As of November 5, 1999, we had 8 employees collaborating on product manufacturing and development activities, with a combined 100 years of related experience. We also used lamp design and computer software consultants to assist in product development decisions. During the current period, our focus has been on the design and implementation of our previous research and development efforts. Research and development effort with respect to alternative sheath cleaning technology, including the use of ultrasonic methods, continues, with increased emphasis on systems automation. Future efforts will focus on expanding and developing technology and equipment for applications such as water treatment units for industrial processes, in addition to sewage effluent disinfection. On a combined pro forma basis, assuming the acquisition of the majority of UVS outstanding common stock had occurred, the company research and development expense in fiscal 1997 was $380,213, in fiscal 1998 was $264,282 and in fiscal 1999 was $258,132.

EMPLOYEES

As of August 31, 1999, Service Systems had three part-time employee, and UV Systems Technology, Inc. had 11 full-time employees and 3 part-time employees. The Service Systems part time employees were engaged in management. The UV Systems part time employees were engaged in management, two employees were engaged in office services, 1 employees was engaged in sales and marketing, one employee was engaged in R & D and design and five were engaged in production and manufacturing of the Ultra Guard systems which have been sold. The company receiving the benefit of consulting services, Service Systems or UV Systems Technology, pays for the service.

RISK FACTORS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL AVILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RESK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

WE ARE SUBJECT TO THE RISKS, EXPENSES, PROBLEMS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN THE ESTABLISHMENT OF A MANUFACTURING BUSINESS, ESPECIALLY IN THE CONTINUALLY EVOLVING, INTENSELY COMPETITIVE, WASTEWATER AND WATER TREATMENT INDUSTRY. We have generated no profits to date and have a loss as of the end of our 1999 fiscal year of $1,285,199. We cannot assure that the company will become profitable at any time in the foreseeable future.

SERVICE SYSTEMS COMPETES WITH WELL-ESTABLISHED WATER TREATMENT COMPANIES, MANY OF WHICH HAVE FINANCIAL, TECHNOLOGICAL AND MARKETING RESOURCES SIGNIFICANTLY GREATER THAN THOSE WE HAVE AVAILABLE. They may have established relationships with customers or potential customers that afford them a competitive advantage. Some of these competitors in the United States market include, Trojan Technologies, Inc., PCI-Wedeco, IDI, Inc., and Aquionics, Inc. Although the Ultra Guard system does provide us competitive technological and operational advantages, there is no assurance that this advantage will enable us to compete effectively or that they will continue. Moreover, there can be no assurance that our current UV technology may not be rendered less effective or obsolete by UV and other water treatment technologies developed by our competitors. We cannot be assured that we will be able to compete effectively in the current or future markets or that competitive pressure will not adversely affect our business, financial condition or results of operations.

WE MAY EXPERIENCE PERIODS OF LIMITED WORKING CAPITAL AND MAY BE EXPECTED TO REQUIRE FINANCING FOR WORKING CAPITAL DURING THOSE PERIODS. The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments when sales are made. Our sales of Ultra Guard systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. In addition, we are dependent on sales both to licensees, which are obligated to purchase agreed upon system components we provide, and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. Sales on both an annual and quarterly basis are subject to fluctuations which are often beyond our control.

SALES ON BOTH AN ANNUAL AND QUARTERLY BASIS ARE SUBJECT TO FLUCTUATIONS,
WHICH ARE OFTEN BEYOND OUR CONTROL. In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. There can be no assurance that the additional financing can be obtained on a timely basis, on terms which are acceptable or if at all.

IN CONNECTION WITH THE SALE OF OUR WASTEWATER TREATMENT SYSTEMS, WE EXPECT TO ENTER INTO PERFORMANCE CONTRACTS, WHICH CAN EXTEND FOR MORE THAN A YEAR. Initially, we are required to bid most of these as fixed price contracts incorporating all labor, materials, and other costs which we may incur in performing the contract. To the extent that we underestimate those costs, or if the cost of procuring a particular category of materials or services rises substantially during the course of performance of a large contract, we could experience reduced profitability or losses.

ENVIRONMENTAL REGULATIONS THAT APPLY TO THE SEWAGE INDUSTRY ARE SPECIFIC TO THE EFFLUENT BEING DELIVERED TO THE RECEIVING WATERS. THE WASTEWATER TREATMENT PLANT, AND OUR INSTALLED SYSTEMS, MUST COMPLY WITH THESE REGULATIONS. Our business and manufacturing are conducted from British Columbia, Canada. We are not currently subject to any special regulatory requirements above those that are applicable to manufacturing businesses in general in, Canada and the United States. Refer to REGULATORY MATTERS

WE ANTICIPATE THAT ULTRA GUARD SYSTEMS MAY BE INSTALLED AS REPLACEMENT SYSTEMS FOR EXISTING DISINFECTION SYSTEMS, ESPECIALLY CHLORINATED SYSTEMS. The trend is to phase out clorinated systems because of their adverse environmental impact. This potential business is dependent upon the availability of funding for municipalities to replace or retrofit existing systems, which cannot be predicted with any certainty.

OUR SYSTEMS CONTAIN STATE-OF-THE-ART COMPONENTS. We cannot assure that we will continue to be able to obtain all of the components we require or that the price of certain components in short supply will not materially and adversely affect our business, financial condition or results of operations. We are dependent upon third parties for the continuing supply of these components. Two of these components, the lamps and the controllers, are obtained from sole suppliers. We are in the process of identifying alternative suppliers for these components; however, alternate sources with the quality, efficiency and at a price we require may be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the components incorporated into our systems. This could require that we redesign a system to incorporate newer or alternative technology. We do not have contracts which would assure availability and price of components to meet our short term requirements. Lack of timely availability of components could cause delays in installation of the Ultra Guard system and affect our revenues during certain periods. As well, this could lead to customer dissatisfaction. Limited availability of components could also require premium payments for parts to make installation deadlines and thus adversely affect our profit margin, or cause us to increase our inventory of scarce parts and thus adversely affect our cash flow.

OUR SUCCESS IS LARGELY DEPENDENT UPON OUR PRESIDENT, KEN FIELDING, AND THE CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER, JOHN GAETZ. No employment agreements are in place with either of these employees, nor do we carry key man insurance with respect to them. Our continued growth and prosperity, our ability to maintain our competitive position and our ability to attract and service new business, depend to a large extent upon the ability to retain key employees and to attract additional qualified personnel. Loss of the services of these employees could have a material adverse effect on our business. We might not be able to continue to retain or attract qualified personnel.

OUR PRODUCTS ARE DEVELOPED TO MEET CERTAIN EXISTING AND ANTICIPATED ENVIRONMENTAL, PERFORMANCE AND OPERATIONAL STANDARDS AND GUIDELINES. These standards and guidelines are continuing to develop and are subject to change, largely in the past 10 years with respect to acceptable microbiological discharge levels. Changes could cause us to incur significant expense to redesign or upgrade our system.

THE ULTRA GUARD SYSTEM MIGHT BE SUBJECT TO PRODUCT LIABILITY OR COMMERCIAL WARRANTY CLAIMS. Our company does not have product liability insurance. Considering the use of our systems in large-scale municipal and industrial water treatment systems, the lack or insufficiency of product liability insurance could materially adversely affect our financial condition and ability to do business. We cannot assure that we will be able to obtain coverage at acceptable premiums that will be adequate to protect us from liability.

SERVICE SYSTEMS THROUGH UVS, OWNS PATENTS ON ITS FLOW REACTOR CHAMBER AND DISCHARGE WEIR, AND MANUFACTURES AND MARKETS ITS PRODUCTS UNDER THOSE PATENTS. We cannot assure that the issued patents will not be infringed or that additional patents that are applied for will be issued. The costs of prosecuting an infringement suit can be very significant. If an infringement occurs, we cannot assure that our exclusive rights to the patented technology can be preserved or that the rights will be protected. This could have a material adverse effect on our business. It is possible that we may infringe on patent, trademark, or copyrights owned by others, for which licenses may not be available. The expenses of defending claims through the prosecution of infringement actions vary and can be substantial. Some of our patented technology, such as the flow reaction chamber, was developed as "work for hire" and, as such, can be subject to claim by the individual(s) who developed it.

WE HAVE OUTSTANDING WARRANTS AND OPTIONS THAT COULD NEGATIVELY INFLUENCE OUR ABILITY TO RAISE ADDITIONAL EQUITY CAPITAL IN THE FUTURE. To the extent that these warrants and options to purchase Common Stock are exercised, there will be additional dilution in excess of that resulting from use of common shares in earnings calculations. As of August 31, 1999, the Company had 5,345,812 vested warrants and options outstanding.

OUR COMPANY'S COMMON STOCK IS TRADED ON THE ELECTRONIC BULLETIN BOARD, ON THE OVER THE COUNTER MARKET. While a public market currently exists for our Common Stock trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, the over the counter market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to our company's operating performance. We believe factors such as quarterly fluctuations in financial results, announcements of new technologies impacting our systems, announcements by competitors or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of our Stock.

FUTURE SALES BY EXISTING SHAREHOLDERS COULD ADVERSELY AFFECT THE PREVAILING MARKET PRICE OF THE COMMON STOCK. We have 13,090,935 shares of Common Stock outstanding. Of these shares, approximately 10,297,870 are now eligible for sale in the public market without restriction pursuant to Rule 144(k) or Regulation S under the Securities Act.

SINCE INCEPTION OF OUR COMPANY, WE HAVE NOT PAID CASH DIVIDENDS ON OUR COMMON STOCK. It is our intention to retain future earnings, if any, to provide funds for business operations. Accordingly, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 2.  DESCRIPTION OF PROPERTY

Service System's executive officers were moved in July 1997 from White Rock, British Columbia, Canada, into the UV Systems premises at 2800 Ingleton Avenue, Burnaby, British Columbia. The UV Systems leased premises have 2,537 square feet of executive offices and 9,088 square feet of manufacturing facilities. The lease term is for a period of five years, expiring September 2000, with an option to renew for an additional five-year term. We anticipate that these facilities will be adequate for five years, with a need for additional storage space in year three. Insurance plans covering all of its facilities and contents, as well as general liability insurance in an amount considered adequate in the industry (although no assurance can be given that the amount will, in fact, be sufficient should a claim arise).

ITEM 3.  LEGAL PROCEEDINGS

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P Nield (a former Director and Vice President of the Company). O'Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus". He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. Examination for discovery of Charles P Nield was conducted in June 1999; since then there has been no further activity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Service System's Common Stock is traded in the over-the-counter market and is listed on the Electronic Bulletin Board under the symbol "SVSY". The following table sets forth for the periods indicated the high and low bid prices of our Common Stock as reported by the Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


FISCAL YEAR 1998
      Quarter ended November 30, 1997       1.562             0.625
      Quarter ended February 28, 1998       0.687             0.281
      Quarter ended May 31, 1998            0.375             0.170
      Quarter ended August 31, 1998         0.187             0.10

FISCAL YEAR 1999

      Quarter ended November 30, 1998       0.115             0.07
      Quarter ended February 28, 1999       0.23              0.09
      Quarter ended May 31, 1999            1.218             0.20
      Quarter ended August 31, 1999         0.687             0.21

As of August 31, 1999, there were approximately 99 holders of record of the Common Stock.

Service Systems has never had profits and has never paid cash dividends on its Common Stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future; however there are no restrictions to the payment of dividends.

OTHER SALES

During the 1999 fiscal period, Service Systems made the following sales in Canada. These shares were issued under the exemption provided by Section 4(2) of the 1933 Act with representations from the purchasers as to their investment intent, their access to information and their sophistication; no underwriters were involved and no commissions were paid in connection with the sales.


NAME         DATE     UNITS             PRICE PER UNIT       TOTAL
----         ----     -----             --------------       -----
P Colak      2/99     100,000 shares         $0.10           $10,000
                      100.000 warrants
M Smith      2/99     11,000 shares          $0.10           $1,100

The warrants are exercisable at $.40 per share until February 2001.

SERVICE SYSTEMS INTERNATIONAL, LTD.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL
             CONDITION.

The following discussion and analysis should be read in conjunction with our Financial Statements and the Notes attached. Information discussed in this report may include forward-looking statements regarding events or our financial performance and are subject to a number of risks and other factors, which could cause the actual results to differ materially from those, contained in the forward-looking statements. Among such factors are,1) general business and economic conditions, 2) customer acceptance and demand for our products, 3) our overall ability to design, test and introduce new products on a timely basis, 4) the nature of the markets addressed by our products, and, 5) other risk factors listed from time to time in documents filed by our company with the SEC. See "PART 1. Item 1. DESCRIPTION OF BUSINESS - RISK FACTORS" above.

BASIS OF PRESENTATION

The financial statements include accounts of Service Systems International Ltd. and its 50.7% owned subsidiary.

MANAGEMENT'S DISCUSSION

Our company was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership (see Company Background). Through UVS, Service Systems manufactures and markets its Ultra Guard ultra violet-based patented water treatment system. This system is sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater ( where it is currently being applied through UVST's Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

In September 1995 Service Systems initiated a marketing distribution agreement with UV Systems Technology Inc., a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 Service Systems entered into a funding agreement with UV Systems Technology Inc., (UVS) whereby Service Systems provided 50% of UVS' operating cash needs for a six-month period. On December 1, 1996, Service Systems acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On December 6, 1996, Service Systems entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. (WOF) and MDS Ventures Pacific Inc.(MDS), to acquire the remaining 49.31% common stock and their preferred stock (Purchase Agreement). Any funds advanced under this agreement would be forfeit should Service Systems be unsuccessful in raising C$2.0 million. In June 1998 this agreement was not renewed as Service Systems was unable to raise the C$2.0 million required to complete the transaction, and WOF agreed to loan UVS additional funds (see details following) and agreed to allow conversion of the funds advanced under the Purchase Agreement.

In June 1998, UVS entered an interim agreement with WOF (Agreement) to provide $579,535 of additional funding and reduced debt by requiring MDS and Service Systems to convert their loans receivable into Class X Preferred shares, retractable by the holder only if there is a sale or IPO which values the equity of UVS, including the Class A preferred shares, but excluding the Class X Preferred shares, at C$20.0 million. If not retracted within 4 years from the closing date of this Agreement, the Class X Preferred shares will be redeemable by UVS for C$1.00.

The effect of this Agreement was, with regard to Service Systems, to 1) forgive $155,322 accrued interest on its existing current loans and 2), convert its existing 20% per annum loan receivable of $820,771 into Class X Preferred shares,

The effect of this Agreement was, with regard to MDS, to 1), forgive $87,422 accrued interest on its existing current loans receivable, 2) reduce its common shares percentage from 24.7 % to 12.32%, 3) reduce its Class A Preferred shares from C$1,000,000 to $0 by transfer of C$500,000 to WOF and by converting C$500,000 to Class X Preferred shares and 4) to convert its 20% per annum loans receivable, $174,752 into a long-term loan, with a term of five years, interest at 10% per annum, compounded annually, with interest accruing for 18 months and payable monthly thereafter.

The effect of this agreement with regard to WOF, is to 1) forgive $110,826 accrued interest on its existing current loan receivable, 2) provide a new five (5) year long-term loan to UVS in the amount of C$0.9 million, interest at 10% per annum, compounded annually, interest payable monthly, 3) increase its Class A preferred shares from C$1,000,000 to C$1,500,000 million due to the C$500,000 transfer received from MDS, and 4) convert its existing 20 % per annum loans receivable of $227,669 into a long term loan, with a term of five (5) years, interest at10 % per annum, compounded annually, with interest accruing for 18 months and payable monthly thereafter.

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

Field testing of the mechanical wiper cleaning system was concluded during October and November, 1997, at a PDU test site at Ville de Repentigney near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels, and the system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during temperatures ranging down to minus 8 degrees Celsius and up to plus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are, instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings, and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Development of the electronic ultrasonic cleaning system has been placed in abeyance pending availability of additional development funds.

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During this fiscal period, the client ordered changes to his UV system amounting to C$31,200, all of which was prepaid. Fifty percent of the work had been completed by the end of the fiscal period .

A 6 lamp Ultra Guard UV system, valued at $127,000, capable of disinfecting a wastewater flow of 3.5 million gallons per day was sold to Hamilton, Alabama and was installed in March, 1999. Successful final performance testing was conducted in July 1999. This UV project is the first full scale operating Ultra Guard UV system installed in North America. We expect that the Ultra Guard UV system in Hamilton will provide significant equipment exposure to others contemplating upgrading their Wastewater Treatment Plant discharges by replacing chlorine as the disinfecting means with environmentally friendly ultraviolet disinfection.

In June 1998, UVS received a letter of intent for a UV system valued at C$605,000 for a project in Toronto, Canada. In September 1999, the formal order was secured for about C$ 685,000. The project is currently in design and scheduled for delivery in June 2000. The UV system to be delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world's largest submersible CSO pumping station) and will be used for disinfection of CSO.

After successful PDU testing in September & October, 1998 at the City of Peterborough wastewater treatment plant, and subsequent response to the request for proposal in August 1999, in September the Company received an order valued at over C$1,100,000. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The Wastewater Plant is scheduled to be operational by the end of December 2000.

Purchase orders for two additional UV systems valued at approximately C$150,00 have been received. The systems will be produced during the 2000 fiscal period and will be delivered into the Province of Ontario.

In January 1999 a PDU was installed at the County Sanitation Districts of Los Angeles Country (the County). The testing program was presented at the Energy Efficiency Forum held in San Diego on August 30-31, 1999. Testing was completed in July 1999 and was conducted and paid for by the County. The purpose of the test was to determine the Ultra Guard UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to use of a company's UV product in reuse of wastewater for agriculture and other purposes. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard UV system to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. A substantial saving in energy usage, 12.7% was achieved by using the Ultra Guard system. The same safeties are applied to both types of lamps.

SUBSEQUENT EVENT

In October 1999 the Company signed an agreement with a leading Australian UV equipment manufacturer to market its product in North American. The products provided through this agreement would permit the Company to sell into market areas not presently serviced. These products will service small to intermediate scale projects for municipal and industrial clients in the area of potable water, food processing and recreational services. In addition, the product is used by clients requiring treatment solutions beyond disinfection such as oxidation of chemical and organic by-products occurring in nature as well as those occurring as a result of production processes.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED AUGUST 31, 1999

The following selected financial data for the years ended August 31, 1997 through August 31, 1999 have been derived from the Company's audited consolidated financial statements and are provided to assist the reader in understanding the discussion which follows. For full information, the reader should refer to the audited consolidated financial statements and related notes thereto for the periods discussed.

                                                     1999              1998             1997
                                                     ----              ----             ----
Revenue                                              $398,063          $202,894         $24,118

Loss per common and common
         Equivalent share                            $ (0.13)          $ (0.14)         $ (0.29)

Total assets                                         $2,259,106        $2,652,179       $2,949,578

Long-term debt                                       $2,491,056        $2,270,525       $1,469,660

Total liabilities                                    $3,651,936        $2,491,096       $2,735,975

Total stockholders' equity                           $(1,392,830)      $  161,083       $  213,603

Year Ended August 31, 1999 compared to Year Ended August 31, 1998.

         REVENUES. For the 1999 fiscal year, we reported revenues of $398,063, an increase of $195,169, or 96%, from $202,894 in fiscal 1998. This increase resulted from our projects in Rosemere, Quebec, Hamilton, Alabama, Japan, North Carolina and New Zealand.

         DIRECT PROJECT COSTS. For fiscal 1999, we reported direct project costs of $344,139, an increase of $245,813, or 250%, from $98,326 in fiscal 1998. This increase resulted from our increased project awards, some of which should generate revenues in fiscal 2000.

         GROSS PROFIT. For fiscal 1999, we reported a gross profit of $53,924, a decrease of $50,644, or 48%, from $104,568 in fiscal 1998. This decrease resulted from the increased direct project costs in the 1999 period.

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs not being charged against specific contracts. The balance not charged is identified as manufacturing cost not applied. As our level of activity increases, we expect that these costs will be fully recovered. For fiscal 1999, we reported $34,492 of these cost, a decrease of $48,085, or 58%, from $82,577 in fiscal 1998. This decrease occurred as a result of increased sales and resultant increased manufacturing activities.

         SELLING EXPENSES. For fiscal 1999, we reported selling expenses of $265,470, an increase of $39,577, or 18%, from $225,893 in fiscal 1998. This increase was the result of sales commissions and shipping costs paid on the Hamilton and Rosemere projects.

         GENERAL AND ADMINISTRATIVE EXPENSE. For fiscal 1999, we reported general and administrative expense of $421,482, a decrease of $247,112, or 37%, from $668,594 in fiscal 1998. This decrease was primarily the result of decreases in bad debts, legal fees, interest expense, commission on bonds issued, and miscellaneous office expenses, and the closing of our Scottsdale, Arizona office.

         RESEARCH AND DEVELOPMENT EXPENSE. For fiscal 1999, we reported research and development expense of $258,132, a decrease of $6,150, or 2%, from $264,282 in fiscal 1998. This nominal decrease indicated that expenditures for research and development were essentially comparable in both fiscal periods.

         AMORTIZATION OF GOODWILL. For fiscal 1999, we reported amortization of goodwill of $485,081, the same figure as reported for fiscal 1998. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in 2002.

         INTEREST, NET OF INTEREST INCOME. For fiscal 1999, we reported interest, net of interest income, of $98,200, an increase of $189,012, or 209%, over $(90,312) in fiscal 1998. This increase resulted from a waiving of interest expense on shareholder loans in 1998 (see the discussion of the 1998 interim agreement with WOF, above).

         FOREIGN EXCHANGE TRANSLATION LOSS (GAIN). For fiscal 1999, we reported a foreign exchange translation loss of $104,230, an increase of $349,721, or 142%, over a gain of ($245,491) in fiscal 1998. The loss in the 1999 period resulted from an increase in the value of the Canadian dollar.

         NET LOSS FOR THE PERIOD. For fiscal 1999, we reported a net loss of $1,613,163, an increase of $327,607, or 25%, over $1,285,556 in fiscal 1998.
This increase in net loss resulted from increased expenses and project costs, offset by the increase in project revenue.

         NET LOSS PER SHARE. For fiscal 1999, we reported a net loss per share of $(0.13), a decrease of $0.01, or 7%, from $(0.14) in fiscal 1998. The decrease in the net loss was largely the result of an increase in the number of shares and share equivalents during fiscal 1999.

Year Ended August 31, 1998 compared to the Year Ended August 31, 1997

         REVENUES. For the 1998 fiscal year, we reported revenues of $202,894, an increase of $178,776, or 741%, from $24,118 in fiscal 1997. This increase resulted from our sales to Japan, and receipt of a portion of the revenue from the Hamilton, Alabama sale.

         DIRECT PROJECT COSTS. For fiscal 1998, we reported direct project costs of $98,326, an increase of $57,539, or 141%, from $40,787 in fiscal 1997. This increase resulted from our increased project awards.

         GROSS PROFIT. For fiscal 1998, we reported a gross profit of $104,568, an increase of $121,237, or 727%, from $(16,669) in fiscal 1997. This increase resulted from the increase in business activity and projects awarded in the 1998 period.

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs not being charged against specific contracts. For fiscal 1998, we reported $82,577 of these costs, an increase of $48,039, or 139%, from $34,538 in fiscal 1997. This increase occurred as a result of decreased sales and the resultant decreased manufacturing activities.

         SELLING EXPENSES. For fiscal 1998, we reported selling expenses of $225,893, an increase of $69,976, or 45%, from $155,917 in fiscal 1997. This increase was the result of increased selling effort attendant upon the hiring of a new Vice President for Marketing in fiscal 1998.

         GENERAL AND ADMINISTRATIVE EXPENSE. For fiscal 1998, we reported general and administrative expense of $688,594, an increase of $243,614, or 55%, from $444,980 in fiscal 1997. This increase was primarily a result of an increase in consulting fees and commissions expense on debentures issued.

         RESEARCH AND DEVELOPMENT EXPENSE. For fiscal 1998, we reported research and development expense of $264,282, a decrease of $48,159, or 15%, from $312,441 in fiscal 1997. This decrease resulted from our having completed development of our UV system to a market ready product.

         AMORTIZATION OF GOODWILL. For fiscal 1998, we reported amortization of goodwill of $485,081, an increase of $121,270, or 33%, over $363,811 in fiscal 1997. The increase resulted because the 1997 period reflects 8 months of Service Systems ownership of UV Systems, whereas 1998 covers a full 12 month period. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in 2002.

         INTEREST, NET OF INTEREST INCOME. For fiscal 1998, we reported interest, net of interest income, of $(90,812), a decrease of $151,098, or 249%, from $60,786 in fiscal 1997. This decrease resulted from a waiving of interest expense on shareholder loans in 1998 (see the discussion of the 1998 interim agreement with WOF, above).

         FOREIGN EXCHANGE TRANSLATION LOSS (GAIN). For fiscal 1998, we reported a foreign exchange translation gain of $(245,491), an increase of $254,774, or 2,745%, over a loss of 9,283 in fiscal 1997. The gain in the 1998 period resulted from a decrease in the value of the Canadian dollar.

         NET LOSS FOR THE PERIOD. For fiscal 1998, we reported a net loss of $1,285,556, a decrease of $112,869, or 8%, from $1,398,425 in fiscal 1997. This decrease in net loss is the resultant net decrease of the increase and decrease of expenses detailed above.

         NET LOSS PER SHARE. For fiscal 1999, we reported a net loss per share of $(0.14), a decrease of $0.15, or 52%, from $(0.29) in fiscal 1998. The decrease in the net loss was largely the result of an increase in the number of shares and share equivalents during fiscal 1998.


LIQUIDITY

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments, if and when sales are made. In addition, we are dependent on sales to a licensee, which is obligated to purchase agreed upon system components, and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

Our sales of Ultra Guard systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. Sales on both an annual and quarterly basis are subject to fluctuations which are often beyond our control.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms which are acceptable or if at all.

During the twelve months ended August 31, 1999, current assets increased $50,987 as compared to the period ended 1998. The increase, net of decrease, was due primarily to an increase in accounts receivable of $199,168, inventory of $36,311 and short-term investments $13,585; offset by a decrease in cash of $199,067. Long term assets decreased, net of increases, during the fiscal period ended 1999 by $444,031, as compared to the period ended 1998, due primarily to the amortization of goodwill of $485,081, and capital assets of $49,884, offset by an increase in patents and trademarks, of $90,004.

Current liabilities increased during the fiscal period ended 1999 by $940,309 as compared to the period ended 1998. The increase as detailed on the financial statements was due to an increase in cash borrowings necessary to finance operations. In September and October 1999, subsequent to the end of the 1999 fiscal period, debt was reduced by $358,853 as a result of exercising of warrants into common stock, $289,256, and the sale of common stock, $69,597.

Long-term debt increased during the fiscal period ended 1999 by $220,531 as compared to the 1998 period. The increase was due primarily to accrued interest, $104,902 and foreign exchange translation losses, $115,629.

We financed our operations during this fiscal period, in part, from proceeds of sales of restricted common stock, bank loans, loans from Elco Bank, loans from related parties and minority shareholders of UVS.

We expect that during fiscal 2000, as and if sales at UVS increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the manufacturing of products sold and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

YEAR 2000 ISSUE

DESCRIPTION OF THE ISSUE. The Y2K issue refers to the inability of certain date-sensitive computer chips, software, and systems to recognise a two-digit date field as belonging to the 21st century. Mistaking A00@ for 1900 or any other incorrect year could result in a system failure or miscalculations causing disruptions to operations, including manufacturing, a temporary inability to process transactions, or send invoices, or engage in other normal business activities. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. The Y2K issue may create unforeseen risks to our from its internal computer systems as well as from computer systems of third parties with which it deals. Failures of our computers, and/or third parties computer systems could have a material adverse impact on our ability to conduct its business.

YEAR 2000 TASK FORCE. We have set up an internal task force comprised of our Director of Manufacturing and Engineering managers to review or products, business and engineering applications and suppliers and develop contingency plans for Y2K readiness. This task is to be completed by the end of calendar 1999. The goal of the task force is to minimize the effect that Y2K issues will have on the Company and its customers. The Director of Manufacturing will update the CEO of the Company on its Y2K readiness.

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. The task force has completed a review of all internal business and engineering computer systems to ensure that their systems either will be Y2K ready, or have been modified or replaced by Y2K ready systems.Except for two computer systems which require modification, we have completed, to the best of our ability, the readiness of the internal business and engineering systems. We have already been assured that our accounting information system installed in 1995 is Y2K ready as long as we adhere to the supplier's Y2K readiness guidelines. As a precaution, we are purchasing an upgrade model of the accounting information system to be assured that the system is fully compliant. We reviewed, simulated and tested, in a Y2K environment, our engineering, business information systems, internal telephone equipment, local networks, and security and sprinkler systems to verify their Y2K readiness.

SUPPLIERS. Our major suppliers are component parts distributors and contract manufacturers. Often we source our products and manufacturing services from multiple and/or competing vendors. We have formally canvassed our suppliers and received written responses to our Y2K questionnaires, which have determined to the best of our ability to what extent we may be vulnerable due to their failure to be Y2K ready. We cannot assure that the systems of other companies on which we rely will be Y2K ready on a timely basis and will not have an adverse effect on our operations. In instances where we are unable to determine that our vendors have taken appropriate steps to minimize disruption due to non-Y2K readiness, we have contingency plans, including moving to identified alternate sources, or developing new alternate sources.

PRODUCTS. The task force has assessed the ability of outside sourced, computer based control systems used within our product to handle the year 2000. Certain of our computer processor board level products and integrated computer systems utilise computer chips that include built in operating systems (BIOS) allowing the computer to initialise and load software. All current built for delivery computer systems have been assessed for readiness before purchase.

COSTS. The cost of our Y2K assessment, including both incremental spending and re-deployed resources, has not been material. The current assessment does not include potential costs related to any customer or other claims, or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Since there is no uniform definition of Y2K readiness and since all customer situations cannot be anticipated, particularly those involving third party products, we may see claims as a result of the Y2K transition. Such claims, if successful, could have a material adverse impact on future results.

CUSTOMERS. Since our customers all purchase built to order systems and our computer based control systems will be manufactured to be compliant, we believe that Y2K will not affect our customers' decisions to purchase our Ultra Guard UV system. However, we can not predict the impact on us of our customers' lack of Y2K compliance and any disruption caused to treatment systems we have installed because of their non-compliance. Costs and damages related to or arising from non-compliance could materially adversely effect our revenues or our business, even though we believe our systems themselves to be compliant.

COST ESTIMATES. We have not been required to incur costs of Y2K remedial work and have not set aside and contingency fund to deal with any contingencies which may arise. The cost for Y2K compliance is based on our best estimates, which were derived from numerous assumptions about future events, including third-party modification plans and other factors. However, we cannot guarantee that those estimates will be accurate and actual results may differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and the cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report........................................................................................25

Consolidated Balance Sheets.........................................................................................26

Consolidated Statements of Operations...............................................................................27

Consolidated Statements of Cash Flows...............................................................................28

Notes to the Consolidated Financial Statements......................................................................29

                                   [LETTERHEAD]

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Service Systems International, Ltd.


We have audited the accompanying consolidated balance sheets of Service Systems International, Ltd. as of August 31, 1999 and 1998, and the related consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Systems International, Ltd. as of August 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


"ELLIOTT TULK PRYCE ANDERSON"


Chartered Accountants
Vancouver, Canada
November 10, 1999

Service Systems International, Ltd.
Consolidated Balance Sheets

                                                                                                  August 31,
                                                                                          -------------------------
                                                                                             1999           1998
                                                                                               $              $
Assets

Current Assets

     Cash and short-term investments                                                           7,985        207,052
     Short-term investments - restricted (Note 3)                                            262,902        249,317
     Accounts receivable                                                                     310,125        110,957
     Inventory and contract work in progress                                                 274,592        238,281
     Prepaid expenses and deposits                                                            37,166         36,175
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                         892,769        841,782

Property, Plant and Equipment (Note 4)                                                        91,513        141,397

Other Assets

     Goodwill (net of amortization of $1,333,973)                                          1,091,435      1,576,516
     Patents and trademarks (Note 5)                                                         183,388         92,484
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                               2,259,106      2,652,179
===================================================================================================================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

     Bank demand loan (Note 6(a))                                                            209,381              -
     Accounts payable                                                                        243,067        102,823
     Accrued liabilities                                                                      33,293         14,677
     Vacation pay payable                                                                     22,057          7,629
     Customer deposits                                                                        17,147              -
     Loans payable (Notes 6 and 13)                                                          428,236              -
     Amounts owing to related parties (Note 7)                                               207,699         95,442
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                  1,160,880        220,571

Long-Term Debt (Note 8)                                                                    2,491,056      2,270,525
-------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                          3,651,936      2,491,096
-------------------------------------------------------------------------------------------------------------------

Contingencies (Notes 1 and 11)

Stockholders' Equity (Deficit)

Common stock (Note 9), $.001 par value,
     50,000,000 shares authorized, 13,094,988
     and 12,662,988 issued and outstanding respectively                                       13,095         12,663
     Additional paid-in capital                                                            3,132,437      3,073,619

Deficit                                                                                   (4,538,362)     (2,925,199)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                      (1,392,830)       161,083
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                                 2,259,106      2,652,179
===================================================================================================================

                (See accompanying notes to financial statements)

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit

                                                                                             Year ended August 31,
                                                                                          -------------------------
                                                                                             1999           1998
                                                                                               $              $
Project Revenue                                                                              398,063        202,894

Project Costs                                                                                344,139         98,326
-------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                                  53,924        104,568

Manufacturing Overhead Not Applied                                                            34,492         82,577
-------------------------------------------------------------------------------------------------------------------

                                                                                              19,432         21,991
-------------------------------------------------------------------------------------------------------------------

Expenses

     Selling                                                                                 265,470        225,893
     General and administrative                                                              421,482        668,594
     Research and development                                                                258,132        264,282
     Amortization of goodwill                                                                485,081        485,081
     Interest, net of interest income and interest waived                                     98,200        (90,812)
     Foreign exchange (gain) loss                                                            104,230       (245,491)
-------------------------------------------------------------------------------------------------------------------

                                                                                           1,632,595      1,307,547
-------------------------------------------------------------------------------------------------------------------

Net Loss for the year                                                                      1,613,163      1,285,556

Deficit - Beginning of year                                                                2,925,199      1,639,643
-------------------------------------------------------------------------------------------------------------------

Deficit - End of year                                                                      4,538,362      2,925,199
-------------------------------------------------------------------------------------------------------------------


                                                                                               $              $

Net Loss per share                                                                             (0.13)         (0.14)
-------------------------------------------------------------------------------------------------------------------


                                                                                               #              #

Weighted average shares outstanding                                                       12,757,000      9,160,000
-------------------------------------------------------------------------------------------------------------------

                (See accompanying notes to financial statements)

Service Systems International, Ltd.
Consolidated Statements of Cash Flows

                                                                                             Year ended August 31,
                                                                                           -------------------------
                                                                                             1999           1998
                                                                                               $              $
Cash Flows to Operating Activities
     Net loss                                                                             (1,613,163)    (1,285,556)

     Adjustments to reconcile net loss to cash
         Amortization of goodwill                                                            485,081        485,081
         Depreciation                                                                         50,344         49,602
         Foreign exchange translation (gain) loss                                            104,230       (245,491)
         Convertible debenture interest converted into shares                                   --           25,980
         Common stock issued for expenses                                                     11,100         42,558
         Accrued interest on long-term debt                                                  122,675           --

     Change in non-cash working capital items
         (Increase) in accounts receivable                                                  (199,168)       (47,926)
         (Increase) decrease in inventory and contract work in progress                      (36,311)       118,727
         (Increase) in prepaid expenses and deposits                                            (991)       (23,625)
         Decrease (increase) in research credit receivable                                      --          244,791
         Increase (decrease) in accounts payable, accrued liabilities,
            vacation pay payable and customer deposits                                       190,435       (117,767)
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                                       (885,768)      (753,626)
-------------------------------------------------------------------------------------------------------------------

Cash Flows (to) from Investing Activities
     Acquisition of short-term investment - restricted                                       (13,585)      (249,317)
     Additions to patents and trademarks                                                     (95,764)       (55,826)
     Capital assets acquired                                                                 (25,433)       (17,695)
     Proceeds on disposal of capital assets                                                   29,833           --
-------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                                       (104,949)      (322,838)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from (to) Financing Activities
     Cheques issued in excess of funds on deposit                                               --           (8,752)
     Proceeds from bank demand loan                                                          209,381           --
     Common stock issued                                                                      48,150         46,000
     Increase in loans payable                                                               427,015         75,030
     Increase in amounts owing to related parties                                            107,104         51,785
     Proceeds from long-term debt                                                               --          588,885
     Proceeds from convertible debenture converted to common stock                              --          529,929
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                                    791,650      1,282,877
-------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                                 (199,067)       206,413
Cash - Beginning of Year                                                                     207,052            639
-------------------------------------------------------------------------------------------------------------------

Cash - End of Year                                                                             7,985        207,052
-------------------------------------------------------------------------------------------------------------------

Non Cash Financing Activities
     111,000 (1998 - 3,149,300) common shares were issued to settle
     debts at prices ranging from $0.10 to $0.30                                              11,100        580,839
-------------------------------------------------------------------------------------------------------------------

Cash paid for interest                                                                          --             --
Cash paid for income tax                                                                        --             --

                (See accompanying notes to financial statements)

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


1.    Nature of Operations and Continuance of Business

      The Company was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of the Company's current business was accompanied by a change of ownership. On December 1, 1996 the Company acquired 50.7% of UV Systems Technology Inc. ("UVST"), a Canadian operating company. Through UVST, the Company manufactures and markets its Ultra Guard-R- ultra violet based patented water treatment system. These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquaculture water treatment.

      During fiscal 1998 the Company emerged from a development stage company to an operating company. Even though the Company's status has changed to an operating company, the operating activities have not yet produced positive cash flows or significant revenue and the Company has experienced significant operating losses to date with total losses accumulated to August 31, 1999 of $4,538,362. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity and/or debt financing in the long term, continue developing the market for its products, and the attainment of profitable operations.


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

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line method using an estimated useful life of five years.

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

      Patents and trademarks

      Patents and trademarks are amortized to operations over their estimated useful lives of twenty years.

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

      Foreign currency

          i)    Translation of foreign currency transactions and balances

                Revenue, expenses and non-monetary balance sheet items in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing on the transaction dates. Monetary balance sheet items are translated at the rate prevailing at the balance sheet date. The resulting exchange gain or loss is included in general and administrative expenses.

         ii)    Translation of foreign subsidiary balances

                Monetary balance sheet items of UVST are translated into U.S. dollars at the rates of exchange on the balance sheet date. Non-monetary balance sheet items are translated into U.S. dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into U.S. dollars using the average exchange rate for the year. The resulting translation gain or loss is included separately in operations.

      Income taxes

      The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on the Company's financial statements. As of August 31, 1999 the Company has accumulated net operating losses in Canada and the United States available to offset future taxable income as scheduled below:

                           Canadian                                United States
                            Losses                                    Losses
         Year                   $             Expiration Date            $             Expiration Date
        1995                    82,000             2002                        -
        1996                   463,000             2003                  240,000            2011
        1997                   558,000             2004                  202,000            2012
        1998                   191,000             2005                  650,000            2013
        1999                   872,000             2006                  152,000            2014
                          -------------                             -------------
                             2,166,000                                 1,244,000
                          =============                             =============

      Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. If total losses were recognized the Company would receive a tax benefit of $1,500,000. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses in future years, therefore, a valuation allowance of $1,500,000 has been recognized.

      Basic and Diluted Net Income (Loss) per Share

      The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

      Accounting for Stock-Based Compensation

      The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123 (see Note 9(b)).

      New Accounting Pronouncements

      Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the same as net income for all periods presented.

      Effective September 1, 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the Company to report income
      (loss), revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The Statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements and changes in the measurement of segment amounts from period to period. As noted above this statement establishes standards for reporting and display and has no material effect on the Company's financial condition or results of operations. See Note 10 for segmented information disclosures.

      Effective September 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Post Retirement Benefits." This statement standardizes the disclosure requirements for pension and other post retirement benefits. The Company typically does not offer the types of benefit programs that fall under the guidelines of this statement.

      In June 1998 and June 1999, the FASB issued Statement of Financial Accounting Standards No.'s 133 and 137, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal quarters and fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments and has not entered into any hedging activities.

3.    Restricted Cash

      Pursuant to a letter of credit, required under a long-term project to be completed in fiscal 2000, the Company purchased a Cnd$393,000 face value Bankers' Acceptance to be held as a bond for the letter of credit of Cnd$390,809.

4.    Property, Plant and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation.

                                                                                             1999           1998
                                                                           Accumulated     Net Book       Net Book
                                                              Cost        Depreciation       Value          Value
                                                                $               $              $              $
     Computer equipment                                       41,335          21,606          19,729        21,189
     Computer software                                         5,690           2,872           2,818         3,234
     Display equipment                                        33,016          22,403          10,613        15,918
     Office furniture and equipment                           30,468          19,518          10,950        15,602
     Plant jigs, dies, moulds, tools and equipment            97,057          55,444          41,613        74,319
     Leasehold improvements                                   26,724          20,934           5,790        11,135
-------------------------------------------------------------------------------------------------------------------
                                                             234,290         142,777          91,513       141,397
===================================================================================================================

     Depreciation per class of asset:

                                                                                             1999           1998
                                                                                               $              $
      Computer equipment                                                                       7,648         6,387
      Computer software                                                                        1,073           851
      Display equipment                                                                        6,485         6,367
      Office furniture and equipment                                                           5,963         5,690
      Plant jigs, dies, moulds, tools and equipment                                           18,970        24,962
      Leasehold improvements                                                                   5,345         5,345
-------------------------------------------------------------------------------------------------------------------
                                                                                              45,484        49,602
===================================================================================================================


5.    Patents and Trademarks

      Patents and trademarks represent legal and other costs associated with ongoing design improvements and registering and protecting certain patents and trademarks associated with the Ultra Guard-R- System. These costs are amortized over twenty years. Components of the Ultra Guard-R- System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries.


6.    Demand Loans

      (a) The bank demand loan is from the Toronto Dominion Bank of Canada in the amount of Cnd$312,500 which bears interest at Toronto Dominion Bank Prime plus 2%.

      (b) A loan payable of $341,940 is from "the Elco Bank Group" located in Nassau, Bahamas and is unsecured, non-interest bearing and due on demand. $289,256 of this loan was repaid subsequent to August 31, 1999 from proceeds from the exercise of Class "E" Warrants. See Note 13(a).

      (c) Loans payable of $61,625 are unsecured, non-interest bearing and were repaid subsequent to August 31, 1999 by the issuance of 162,000 shares at prices between $0.20 and $0.40 and the issuance of 324,000 Class "A" warrants exercisable at prices between $0.60 and $0.70 expiring between March 10, 2002 and August 10, 2002.

      (d) A minority shareholder of UVST loaned it $23,450 (Cnd$35,000) bearing interest at 10% per annum, unsecured and due on demand.


7.    Amounts Owing to Related Parties

                                                                                            1999             1998
                                                                                              $                $
      (a)  Amounts owing to a company owned by a director is due on demand, unsecured and bears interest at 12% per annum compounded monthly. The creditor has the option to demand repayment in shares and warrants at the bid price on settlement
           day for the shares and 10% above the bid price for the warrants;                 51,559               -

      (b)  Amounts owing to two directors, due on demand,
           unsecured and non-interest bearing.                                             156,140           95,442
-------------------------------------------------------------------------------------------------------------------
                                                                                           207,699           95,442
===================================================================================================================

8.    Long-Term Debt

                                                                                             1999           1998
                                                                                               $             $
       (a)    Prior to fiscal 1998, UVST issued 2,000 Class "A" Preferred Shares at Cnd$1,000 per share for proceeds of Cnd$2,000,000
              (US$1,340,040). The holders of these shares also own 49.3% of the common shares of UVST ("minority shareholders"). Class "A"
              Preferred Shares are retractable once sales reach Cnd$10,000,000 and net income reaches Cnd$1,000,000 and are to be redeemed by
              June 30, 2000. The Company's subsidiary, UVST, has proposed a debt and share restructuring. Class "X" Preferred Shares will be a new class of shares added to the authorized capital stock of UVST. 500
              Class "A" Preferred Shares, representing 50% of the Class "A"
              preferred shares held by one of UVST's minority shareholders, will be replaced with 500,000 Class "X" Preferred Shares retractable at
              Cnd$1.00 per share. The Company's loan to UVST of Cnd$1,287,000 will be transferred into 1,287,379 Class "X" Preferred Shares retractable at Cnd$1.00 per share. These Class "X" Preferred
              Shares will be retractable by the holders only if there is a sale of UVST or an initial public offering of its securities which values UVST, excluding Class X Preferred Shares, at Cnd$20 million. If not retracted by June 29, 2002 the Class X Preferred
              Shares will be redeemable by UVST for Cnd$1 in total.                       1,340,040      1,275,104

       (b)    During fiscal 1997, minority shareholders of UVST advanced
              Cnd$631,000 to UVST. Interest accrued to June 29, 1998, at 20% per annum, totalled Cnd$280,000. Pursuant to an interim refinancing agreement ("the Agreement"), dated June 29, 1998, all accrued interest was waived. The principal repayment of Cnd$631,000 has been deferred to June 29, 2003 and interest at 10% accrues until
              December 29, 2000, after which, is paid monthly. The Company waived interest of Cnd$217,000 accrued on its loan to UVST of
              Cnd$1,287,000. As at August 31, 1999 principal and interest
              totalled Cnd$706,283.                                                         473,224        409,367

       (c)    Under the Agreement one of the minority shareholders advanced
              Cnd$909,000 to UVST. This advance is secured by a subordinated debenture on all of UVST's assets, bears interest at 10%, payable monthly, is due in 2003, and ranks ahead of the minority
              shareholder loans and Class "A" Preferred Shares. All interest to
              August 31, 1999 has been capitalized and the total owing is
              Cnd$1,011,599.                                                                677,792        586,054
------------------------------------------------------------------------------------------------------------------
                                                                                          2,491,056      2,270,525
==================================================================================================================

9.    Common Stock

                                                                                                        Additional
                                                                                            Common        Paid-in
                                                                              Shares         Stock        Capital
                                                                                 #             $             $
      Balance September 1, 1995 (date of inception)                           1,400,000      1,400           (1,400)
           Issuance of stock for expenses at $0.05 per share                  1,600,000      1,600           78,400
           Issuance of stock for cash in private sales:
                $0.50 per share                                                  30,000         30           14,970
                $0.75 per share                                                 220,000        220          164,780
                $1.25 per share                                                  60,000         60           74,940
                $1.33 per share                                                  38,000         38           50,654
-------------------------------------------------------------------------------------------------------------------
      Balance August 31, 1996                                                 3,348,000      3,348          382,344

9.    Common Stock

                                                                                                        Additional
                                                                                            Common        Paid-in
                                                                              Shares         Stock        Capital
                                                                                 #             $             $
      Balance forward                                                         3,348,000      3,348          382,344

           Issuance of stock for acquisition of 50.7%
                of UV Systems Technology Inc. at a deemed
                fair market value of $0.75 per share                          1,474,918      1,475         1,104,714

           Issuance of stock for cash in private sales at $0.75 per share       416,420        416           310,949

           Issuance of stock for conversion of warrants:
                Class "A' warrants converted May, 1997 at
                $1.25 per share                                                  40,000         40           49,960
-------------------------------------------------------------------------------------------------------------------

      Balance August 31, 1997                                                 5,279,338      5,279        1,847,967

           Issuance of stock for conversion of convertible
                debentures at prices ranging from $0.13 to $1.00              4,034,350      4,034          602,163

           Issuance of stock for cash in private sales at $0.23 per share       200,000        200           45,800

           Issuance of stock to settle debt at prices ranging from
                $0.12 to $0.30                                                3,149,300      3,150          577,689
-------------------------------------------------------------------------------------------------------------------

      Balance August 31, 1998                                                12,662,988     12,663        3,073,619

           Issuance of stock at $0.10 per share to settle debt                  111,000        111           10,989

           Issuance of stock for cash pursuant to stock options
                exercised at $0.15 per share                                    321,000        321           47,829
-------------------------------------------------------------------------------------------------------------------

      Balance August 31, 1999                                                13,094,988     13,095        3,132,437
===================================================================================================================

      (a)       Warrants outstanding as at August 31, 1999:

                                      Exercise
                                       Price
      Class                #             $          Expiry Date
      "A"              360,000(i)    .40 to .90     June 30, 2000 (redeemable at $0.001 per share)
                    ----------
      "D"            1,455,049(ii)      0.40        May 2, 2001
                    ----------
      "E"            1,446,281(iii)     0.20        April 28, 2000 (exercised subsequently)
      "E"            1,523,926          0.40        April 28, 2000
      "E"               60,556          0.40        May 4, 2000
      "E"              100,000(iv)      0.40        January 20, 2001
      "E"              200,000          0.40        December 31, 2000
      "E"              200,000          0.50        December 31, 2000
                    ----------
                     3,530,763
                    ----------
                     5,345,812
                    ==========

              (i) Prices reduced from $1.25 and expiration period extended to June 30, 2000 pursuant to an agreement dated July 14, 1999.

             (ii) Prices reduced from $1.50 and Cnd$2.00 and expiration date extended to May 2, 2001 pursuant to an agreement dated June 21, 1999.

            (iii)     Prices reduced from $0.40 to $0.20 on May 19, 1999.

             (iv) These warrants were issued in connection with a shares for debt agreement where 100,000 shares were issued at $0.10 per share to settle $15,000 of debt.

              (v)     Class "B" and "C" warrants expired on March 24, 1999.

      (b)       Employee Stock Option Plan

           The common stock underlying the Employee Stock Option Plan registering 1,588,000 shares for future issuance was registered with the Securities Exchange Commission on October 6, 1997 on Form S-8.

           On August 21, 1997 employees were granted stock options to acquire 1,217,000 shares at $1.00 per share expiring August 21, 2000. These options are currently unexercised.

           On April 15, 1998 two directors and an employee were granted stock options to acquire 341,000 shares at $0.15 per share expiring April 15, 2001. During fiscal 1999, 321,000 options were exercised for proceeds of $48,150. The remaining 20,000 were exercised subsequently.

           The options are granted for services provided to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

           The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model with the following assumptions used for grants on August 21, 1997: risk free interest rate was 5.57%, expected volatility of 120%, an expected option life of three years and no expected dividends; and for grants on April 15, 1998: risk free interest rate was 5.56%, expected volatility of 120%, an expected option life of three years and no expected dividends.

           If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the years ended May 31, 1999 and 1998 would have been as follows:

                                                                                             1999           1998
                                                                                               $              $
           Net loss
                As reported                                                                (1,613,163)   (1,285,556)
                Pro forma                                                                  (1,933,413)   (1,595,306)

           Basic net loss per share
                As reported                                                                     (.13)          (.14)
                Pro forma                                                                       (.15)          (.17)

10.   Segmented Information

      The business of the Company is carried on in one industry segment (See
      Note 1).

      The Company operates in two geographic segments. The United States operations only consists of costs associated with debt and equity financing and being a public company.

                                                           1999                                 1998
                                            ------------------------------------  ----------------------------------
                                                          United                                United
                                              Canada      States        Total      Canada       States       Total
                                                 $           $            $           $            $           $

      Revenue                                  398,063           -      398,063    202,894           -      202,894
      Expense                               (1,186,330)   (824,897)  (2,011,227)  (781,274)   (707,176)  (1,488,450)
--------------------------------------------------------------------------------------------------------------------

      Income (loss)                           (788,267)   (824,897)  (1,613,164)  (578,380)   (707,176)  (1,285,556)
====================================================================================================================

      Identifiable assets                      956,940      27,343      984,283    931,575      51,604      983,179
      Goodwill and patents                     183,388   1,091,435    1,274,823     92,484   1,576,516    1,669,000
--------------------------------------------------------------------------------------------------------------------

      Total assets                           1,140,328   1,118,778    2,259,106  1,024,059   1,628,120    2,652,179
====================================================================================================================

      Revenue from projects exported from Canada to other countries amounted to $148,645 (1998: $202,894), the majority of which was exported to the United States.

11.   Legal Proceedings

      On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P. Nield (a former Director and Vice President of the Company), O'Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus." He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. There has been no loss provision set-up pursuant to this action against the Company.


12.   Uncertainty Due to the Year 2000 Issue:

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date- sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


13.   Subsequent Events

       (a) A total of $289,256 was received pursuant to 1,446,281 Class "E" warrants exercised at $0.20 per share. Per an agreement between the Company and the warrant holder an additional 1,446,281 Class "E" warrants were issued exercisable at $0.40 each expiring September 13, 2002.

       (b) A total of $3,000 was received and 20,000 shares were issued at $0.15 per share pursuant to stock options exercised.

       (c) See Note 6(c) for shares and warrants issued to convert loans payable of $61,625.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

-------------------------------------------------------------------------------
Name                                Age              Position
-------------------------------------------------------------------------------
Kenneth E. Fielding                 49               Director, President, and
                                                     President of UV Systems
                                                     Technology, Inc.

John R. Gaetz                       59               Director, Secretary-
                                                     Treasurer and Vice-
                                                     President of Finance (CFO)

Kenneth E. Fielding has served as a Director and President of Service Systems since June 1995 and as president of UVS since December 1996. He is also, and has been since 1976, the president of Alliance Installations Electrical Contractors Ltd., an inactive industrial electrical construction contractor which until January 1996 provided electrical systems for schools, hospitals, institutions, warehouses, restaurants and commercial installations. Mr. Fielding is devoting his full time to management and operations of Service Systems. In addition to the administrative position with our company, Mr. Fielding has overall responsibility for UVS as president. Mr. Fielding holds an Electrical Contractor's license with the Province of British Columbia and a journeyman electrician designation form the BC Institute of Technology.

John R. Gaetz has served as a Director, Secretary-Treasurer and Chief Financial Officer since June 15, 1997, and as a Director, Vice president, and Secretary of UVS since August 1995, positions he held in UVS' predecessor, UV Waterguard Systems Ltd. since 1990.

BOARD MATTERS

The Board of Directors has no standing committees. The Board of Directors is responsible for nominating a proposed slate of Directors for each year to stand for election at the annual shareholders meeting, when a meeting is held. We have no provision for recommendation by shareholders of nominees for Director.

Members of the Board of Directors, by virtue of their position, owe a fiduciary duty to our company. However, in accordance with Nevada law, the Company has provided in Article XI of its Articles of Incorporation (i) that contracts and acts with another corporation are not affected by the fact that a Director has a pecuniary or other interest in or is a director or officer of the other corporation and (ii) that a Director may be a party to or interested in a contract or transaction with our company if the interest has been disclosed to the Board or the Board knows of the interest before a vote is taken on the contract or transaction. As of August 31, 1999 we had no such contracts or transactions with any Director or corporation in which a Director had an interest.

The Executive Officers of the Company are employed full-time by the Company or its subsidiary, UVS. See "Executive Compensation."

Based solely upon a review of Forms 3, 4 and 5 and their amendments, furnished under Rule 16a-3(a) of the Securities Exchange Act of 1934 during our most recent fiscal year and written representations from persons required to file those Forms, Messrs. Fielding and Gaetz failed to file Forms 5 (for the 1998 fiscal year) and Mr. Fielding failed to file a Form 4 in a timely manner. All Directors and Officers timely filed all other reports required by
Section 16(a) of the Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth an overview of compensation for the fiscal years ended August 31, 1997, 1998 and 1999 to the Chief Executive Officer and each of the Company's other Executive Officers whose total compensation exceeded $100,000

                              SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------
                                             LONG TERM COMPENSATION
                                     ------------------------------------
               ANNUAL COMPENSATION             AWARDS            PAYOUTS
            ------------------------ --------------------------  --------
                              OTHER
                              ANNUAL   RESTRICTED   SECURITIES
NAME AND                      COMPEN-    STOCK      UNDERLYING       LTIP        ALL
PRINCIPAL                     SATION    AWARD(S)     OPTIONS        PAYOUTS      OTHER
POSITION    SALARY    BONUS    ($)        ($)          (#)            ($)     COMPENSATION
  (A)        (C)       (D)     (E)        (F)          (G)            (H)         (I)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Kenneth E.
Fielding,
President,
CEO and
President
of UVS
-----------------------------------------------------------------------------------------------
  1997     84,000       -       -         -          200,000          -           -
  1998     49,442*      -       -         -          150,500          -           -
  1999     53,218**     -       -         -             -             -           -
-----------------------------------------------------------------------------------------------
 * Accrued
** $45,000 Accrued

No options were granted to the named executive officer during the 1999 fiscal year.

The following table sets out the aggregated option exercises for the named executive officer during the 1999 fiscal year, and the fiscal year-end value of unexercised, in-the-money options. Unexercisable options are designated with a (u) and exercisable options are designated with and (e).

 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

-----------------------------------------------------------------------------------------------
                                                                                    VALUE OF
                                                               NUMBER OF          UNEXERCISED
                                                              UNEXERCISED        IN-THE-MONEY
                            SHARES                            OPTIONS AT           OPTIONS AT
                           ACQUIRED                           1999 FISCAL         1999 FISCAL
                              ON                VALUE         YEAR END(#)         YEAR END ($)
       NAME               EXERCISE (#)        REALIZED        EXERCISABLE/        EXERCISABLE/
        (A)                   (B)                (C)          UNEXERCISABLE      UNEXERCISABLE
-----------------------------------------------------------------------------------------------
Kenneth E. Fielding        150,500               --            200,000(1)                  --


(1) Does not include 1,243,445 E warrants issued for cash which was not compensatory.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of August 31, 1999 of (i) each person known to own beneficially more than 5% of our Common Stock, (ii) each Director of the Company, (iii) each of the Company's

Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.


NAME AND ADDRESS              SHARES             PERCENT OF
 OF BENEFICIAL             BENEFICIALLY             CLASS
 OWNER(1)                    OWNED(2)
--------------------------------------------------------------------
  Kenneth E. Fielding       2,884,447(3)            14.65%

  John R. Gaetz             2,305,354(4)            11.71%

  Douglas F. Sommerville    1,235,499(5)             6.28%

  All officers and
   directors as a group     5,189,980(3)(4)         24.88%

-------------------------------------------

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

(3) Includes, 7,000 shares owned by Mr. Fielding's minor daughter, 200,000 shares which Mr Fielding has the right to acquire at price of $1.00 under immediately exercisable options, and 1,243.445 shares which Mr. Fielding has the right to acquire at a price of $0.40 under immediately exercisable E Warrants.

(4) Includes 600,000 shares which Mr. Gaetz has the right to acquire at a price of $0.40 under immediately exercisable warrants, 20,000 shares which Mr. Gaetz has the right to acquire at a price of $0.60 under immediately exercisable warrants, 200,000 shares which Mr. Gaetz has the right to acquire at a price of $1.00 under immediately exercisable options, 341,037 shares which Mr Gaetz has the right to acquire at a price of $0.40 under immediately exercisable E Warrants, and 33,770 shares owned by Mr. Gaetz's wife.

(5) Includes 600,000 shares which Mr. Sommerville has the right to acquire at a price of $1.50 under immediately exercisable warrants and 45,028 shares owned by Mr. Sommerville's wife.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1995, Service Systems was acquired by eight Canadian and European individuals. The individuals intended to develop the Company into the United States marketing arm for UVS= Ultra Guard UV system. We issued 1,600,000 shares of Our restricted common stock to these individual stockholders, including one of our officers as reimbursement of cash advanced by them to others for expenses related to the acquisition. See "Company Background." Mr. Fielding may be considered to be a promoter of the Company.

In connection with Service Systems acquisition in 1996 of UVS in exchange for their UVS shares, our common stock was issued to: Kenneth Fielding (a Director and Executive

Officer) 11,257 shares; John Gaetz (a Director and Executive Officer), 600,000 shares and 600,00 warrants for Common Stock; Douglas F. Sommerville (a greater than 5% shareholder), 600,000 shares and 600,000 warrants for Common Stock. In addition, common stock was issued to adult relatives of Mr. Gaetz: his wife, C.A. Gaetz, 33,700 shares; his brother, F. Gaetz, 901 shares; his brother, J.G. Gaetz, 4,503 shares; and his daughter, L.L. Alentejano, 5,629 shares. Mr. Sommerville's wife, V.N. Sommerville, also received 45,028 shares.

Since the acquisition of the Company by the investor group in 1995, the following Directors, Executive Officers, and greater than 5% shareholders, have made the loans to us for additional working capital up to August 31, 1999: John R Gaetz, $76,924 and Ken Fielding $79,215. The loans are payable on demand and bear interest at the CIBC rate.

In July 1996, John Gaetz purchased for cash 20,000 shares of Common stock and 20,000 warrants for Common Stock in a private offering at a cost of $0.75 per share. In April 1998, John Gaetz purchased for cash 341,037 shares of Common stock and 341,037 warrants for Common Stock in a private offering at a cost of $0.20 per share. The market price on that date was $0.18.

In April 1998, Ken Fielding purchased for cash 1,243,445 shares of Common stock and 1,243,445 warrants for Common Stock in a private offering at a cost of $0.20 per share. The market price on that date was $0.18.

In August 1997, options for 200,000 shares of Common Stock were issued to each of Kenneth Fielding and John Gaetz at an option price of $1.00. In April 1998, options for 150,100 shares of Common Stock were issued to each of Kenneth Fielding and John Gaetz at an option price of $0.15. The options, issued under the Company's 1997 Stock Option Plan, are immediately exercisable at the prices noted; the market price on August 1997 was $1.00 and, on April 1998 was $0.18.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB


       Exhibit Number      Description                                     Method of Filing
         (3)(i)            Articles of Incorporation*
         (3)(ii)           Bylaws, as amended*

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

         (10)(viii)        Exclusive Distributorship Agreement
                           Between UV Waterguard Systems, Inc.
                           and Chiyoda Kohan Co.,  Ltd., and NIMAC
                           Corporation.*

         (10)(ix)          1997 Stock Option Plan**

         (10)(x)           Interim Funding Agreement
                           between UVS, MDS and WOF ***

         (10)(xi)          Letter of Agreement between the
                           Company and Elco Bank and Trust Company            Filed Herewith
                           Limited                                            Electronically

         (10)(xii)         Loan Agreement between the Company and             Filed Herewith
                           TD Bank                                            Electronically

         (11)              Statement Regarding Computation                    Filed Herewith
                           of Per Share Earnings                              Electronically

         (21)              Subsidiaries of the Corporation:
                           UV Systems Technology, Inc.,
                           incorporated in British Columbia,
                           Canada ***

         (23)              Consent of Elliott Tulk Price Anderson             Filed Herewith
                                                                              Electronically

         (27)              Financial Data Schedule                            Filed Herewith
                                                                              Electronically

--------
 * Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.

** Incorporated by reference to the Corporation's Form 10K for the fiscal Year ended August 31, 1997.

*** Incorporated by reference to the Corporation's Form 10K for the fiscal Year ended August 31, 1998.

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

                   SERVICE SYSTEMS INTERNATIONAL, LTD.



                  By: /s/ Kenneth R. Fielding
                  --------------------------------
                  Kenneth R. Fielding, President

Date: November 29, 1998    By:/s/ Kenneth R Fielding
----------------------------------------------------
                              Ken Fielding, Director

Date: November 29, 1998    By:/s/ John R Gaetz
----------------------------------------------------
                              John R Gaetz, Director