Form 10QSB
period 1999-11-30
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2000-01-14
CIK 1014989

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the period ended November 30, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

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

Check whether the registrant filed all documents and reports required to be filed by section 12, 13, or 15(d) of the .Exchange Act after the distribution of
securities under a plan confirmed by court.    Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,981,090 as of January 12, 2000

                                      INDEX


PART I   Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS................................................3

Consolidated Balance Sheets as of November 30, 1999
         and 1998 (unaudited) ............................................................4

Consolidated Statements of Operations for the three months ended
         November 30, 1999 and 1998 (unaudited)...........................................5

Consolidated Statements of Cash Flows for the three months ended
         November 30, 1999 and 1998 (unaudited)...........................................6

Notes to the Financial Statements...................................................7 to 11

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
            AND FINANCIAL CONDITIONS...............................................12 to 16

PART II           OTHER INFORMATION......................................................17

Item     1.       LEGAL PROCEEDINGS......................................................17

Item     2.       CHANGES IN SECURITIES..................................................17

Item     3.       DEFAULT UPON SENIOR SECURITIES.........................................17

Item     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................17

Item     5.       OTHER INFORMATION......................................................17

Item     6.       EXHIBITS AND REPORTS ON FORM 8-K.......................................17

Signatures...............................................................................18


PART 1           FINANCIAL INFORMATION

Item 1   Financial Statements  (unaudited)

Service Systems International, Ltd.
Consolidated Balance Sheet
As of November 30, 1999 and 1998
(Unaudited)


                                                                                  November 30,        November 30,
                                                                                      1999                1998
           Assets
Current Assets
       Cash and short-term investments                                               $28,646            $ 6,146
       Short-term investments - restricted (Note 3)                                  265,160            258,393
       Accounts receivable                                                            93,719            227,429
       Inventory and contract work in progress                                       309,938            267,798
       Prepaid expenses and deposits                                                  28,055             23,715
                                                                                ------------        -----------

Total Current Assets                                                                 725,518            783,481

Property, Plant and Equipment (Note 4)                                                84,418            107,780
Other Assets
       Goodwill (net of amortization of $1,455,243)                                  970,165          1,455,246
       Patents and trademarks (Note 5)                                               224,620             93,436
                                                                                ------------        -----------

Total Assets                                                                      $2,004,721         $2,439,943
                                                                                ============        ===========

           Liabilities and Stockholders' Equity
Current Liabilities
       Bank demand loan (Note 6)                                                     $22,640                 $0
       Accounts payable                                                              242,277            115,780
       Accrued liabilities                                                            34,564             42,503
       Vacation pay payable                                                           19,008              7,806
       Customer deposits                                                              17,356                  0
       Loan payable (Note 6)                                                         352,269                  0
       Amounts owing to related parties (Note 7)                                     260,031            115,357
                                                                                ------------        -----------

Total Current Liabilities                                                            948,144            281,446

Long-term debt (Note 8)                                                            2,550,008          2,347,998
                                                                                ------------        -----------

Total Liabilities                                                                  3,498,152          2,629,444
                                                                                ------------          ---------


Stockholders' Equity (Deficit)

Common stock, $.001 par value,
       50,000,000 shares authorized, 14,738,369
       and 12,662,988 issued and outstanding respectively                             14,738             12,663
       Additional paid-in capital                                                  3,488,646          3,073,619

Deficit                                                                           (4,996,815)        (3,275,783)
                                                                                -------------       ------------

Total Stockholders' Equity (Deficit)                                              (1,493,431)          (189,501)
                                                                                -------------       ------------

Total Liabilities and Stockholders' Equity                                        $2,004,721         $2,439,943
                                                                                ============        ===========



                 See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
For the three months ended November 30, 1999 and 1998
(Unaudited)


                                                                               Three Months         Three Months
                                                                                   ended                ended
                                                                               Nov. 30, 1999        Nov. 30, 1998

Project Revenue                                                                           $0           $106,811
Project Costs                                                                              0             82,430
                                                                                ------------        -----------

Gross Profit                                                                               0             24,381
Manufacturing Costs Not Applied                                                       35,340             22,634
                                                                                ------------        -----------

                                                                                     (35,340)             1,747
                                                                                ------------        -----------
 Expenses
       Selling                                                                        79,425             65,387
       General and administrative                                                    127,339             77,339
       Research and development                                                       36,075             28,003
       Amortization of goodwill                                                      121,270            121,270
       Interest, net of interest income                                               26,309             20,682
       Foreign exchange loss                                                          32,695             39,650
                                                                                ------------        -----------

                                                                                     423,113            352,331
                                                                                ------------        -----------

Net Loss for the period                                                              458,453            350,584

Deficit - Beginning of period                                                      4,538,362          2,925,199
                                                                                ------------        -----------

Deficit - End of period                                                           $4,996,815        $3,275,783
                                                                                ============        ==========


Net Loss per share                                                              $      (0.03)       $    (0.03)
                                                                                ============        ==========

Weighted average shares outstanding                                               14,672,669        12,662,988
                                                                                ============        ==========


                        See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                Three Months       Three Months
                                                                                    ended              ended
                                                                                Nov. 30, 1999      Nov. 30, 1998
Cash Flows to Operating Activities
       Net loss                                                                  $(458,452)          $(350,584)

Adjustments to reconcile net loss to cash
       Amortization of goodwill                                                    121,270             121,270
       Depreciation                                                                 11,445              10,684
       Foreign exchange loss                                                        32,695              39,650
       Common stock issued for expenses                                              6,972                   0
       Accrued interest on long-term debt                                           28,555                   0

Change in non-cash working capital items
       Decrease (Increase) in accounts receivable                                  216,406            (116,472)
       (Increase) in inventory and contract work in progress                       (35,346)            (29,517)
       Decrease in prepaid expenses and deposits                                     9,111              12,460
       (Decrease) Increase in accounts payable, accrued
           liabilities, vacation pay payable
           and customers' deposits                                                  (2,361)             40,960
                                                                             --------------      -------------

Net Cash Used in Operating Activities                                              (69,705)           (271,549)
                                                                             --------------      -------------

Cash Flows (to) from Investing Activities
       Acquisition of short-term investment - restricted                            (2,258)             (9,076)
       Additions to patents and trademarks                                         (41,232)               (952)
       (Acquisition) Disposal of Capital assets                                     (4,350)             22,933
                                                                             --------------       ------------

Net Cash (Used in) Provided by Investing Activities                                (47,840)             12,905
                                                                             --------------      -------------

Cash Flows from (to) Financing Activities
       (Decrease) in bank demand loan                                             (186,741)                  0
       Common stock issued                                                         350,880                   0
       (Decrease)  in loans payable                                                (78,265)                  0
       Increase in amounts owing to related parties                                 52,332              19,915
       Increase in borrowings from minority shareholders                                 0              37,823
                                                                             -------------       -------------

Net Cash Provided by Financing Activities                                          138,206              57,738
                                                                             -------------       -------------

Increase (Decrease) in Cash and Cash Equivalents                                    20,661            (200,906)

Cash and Cash Equivalents - Beginning of Period                                      7,985             207,052
                                                                             -------------       -------------

Cash and Cash Equivalents - End of Period                                          $28,646              $6,146
                                                                             =============       =============


                        See accompanying notes to financial statements

Service Systems International, Ltd.

Notes to the Consolidated Financial Statements

1.   Nature of Operations and Continuance of Business
     The Company was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of the Company's current business was accompanied by a change of ownership. See Note 4 regarding acquisition of UV Systems Technology Inc. ("UVS") on December 1, 1996, a Canadian company. Through UVS, the Company manufactures and markets its Ultra Guard-Registered Trademark- ultra violet based patented water treatment system. These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquaculture water treatment.

     During fiscal 1998 the Company emerged from a development stage company to an operating company for accounting purposes. Even though its status has changed to an operating company, the operating activities have not yet produced significant revenue and the Company has experienced significant losses to date. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

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

     PROPERTY, PLANT, AND EQUIPMENT

     Property, Plant, and Equipment are recorded at cost. Depreciation is computed on a straight-line method using an estimated useful life of five years.

     GOODWILL

     Goodwill represents the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over five years. Goodwill is evaluated in each reporting period to determine if there were events or circumstances which would indicate inability to recover the carrying amount. This evaluation is based on various analyses including discounted cash flows and profitability projections which necessarily involve management judgement.

     PATENTS AND TRADEMARKS

     Patents and trademarks will be amortized to operations over their estimated useful lives of twenty years.

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

     ii) Translation of foreign subsidiary balances:

         Monetary balance sheet items of UVS are translated into US dollars at the rates of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US. dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss is included separately in operations.

3.   Restricted Cash

     In connection with a letter of credit, required under a long-term project to be completed in fiscal 2000, the Company purchased a C$393,000 face value Bankers' Acceptance to be held as a bond for the letter of credit of C$390,809.

4.     Property, Plant, and Equipment

      Property, Plant, and Equipment are stated at cost less accumulated depreciation.


                                                                                               1999          1998
                                                                            Accumulated      Net Book      Net Book
                                                                Cost       Depreciation        Value         Value
                                                                  $              $               $             $
        Computer equipment                                      43,094         23,673          19,421         19,683
        Computer software                                        5,689          3,123           2,566          2,979
        Display equipment                                       33,016         23,995           9,021         14,326
        Office furniture and equipment                          30,468         21,038           9,430         14,143
        Plant jigs, dies, moulds, tools and equipment           99,648         60,122          39,526         46,852
        Leasehold improvements                                  26,724         22,270           4,454          9,797
                                                              --------       --------        --------      ---------
                                                               238,639        154,221          84,418        107,780
                                                              ========       ========        ========      =========


        Depreciation per class of asset:


                                                                                      $                    $
        Computer equipment                                                           2,067               1,762
        Computer software                                                              251                 255
        Display equipment                                                            1,592               1,592
        Office furniture and equipment                                               1,520               1,459
        Plant jigs, dies, moulds, tools and equipment                                4,679               4,278
        Leasehold improvements                                                       1,336               1,338
                                                                             -------------         -----------

                                                                                    11,445              10,684
                                                                             =============         ===========


5.      Patents and Trademarks

        Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra Guard -Registered Trademark- System. These costs are amortized over twenty years. Components of the Ultra Guard-Registered Trademark- System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries. Translations and other requirements to formalize these patents will continue through Year 2000.

6.         Demand Loans

        a) The bank demand loan of $22,640 is from Toronto Dominion Bank of Canada and bears interest at Toronto Dominion Bank prime plus 2%.

        b) At August 31, 1999, the company had loans payable to "the Elco Bank Group", located in Nassau, Bahamas, of $341,940. During the first quarter period, the company repaid $289,256 of this loan with proceeds from the exercise of Class "E" warrants for the issuance of 1,446,281 shares of $0.20 per share and through the issuance of 1,446,281 Class "E" warrants, exercisable at $0.40 each and expiring on September 13, 2002. During the period, the company received additional loan proceeds of $258,753, resulting in a loans payable balance of $311,436 owing to "the Elco Bank Group". The loans payable is unsecured, non-interst bearing, and due on demand.

        c) Loans payable of $14,268 are unsecured, non-interest bearing and were repaid subsequent to November 30, 1999 by issuance of 34,470 shares at prices between $0.35 and $0.48 and the issuance of 34,470 Class "A" warrants exercisable at prices between $0.35 and $.70 expiring between April 8, 2002 and September 27, 2002.

        d) A minority shareholder of UVS loaned it $23,450 (C$35,000) bearing interest at 10% per annum, unsecured and due on demand.

7.      Amounts Owing to Related Parties


                                                                                      1999               1998
                                                                                        $                  $
             (a)Amounts owing to a company owned by a director
             are due on demand, unsecured and bear interest at
             12% per annum compounded monthly.  The creditor
             has the option to demand repayment in shares
             and warrants at the bid price on settlement day for the
             shares and 10% above the bid price for the warrants;                    53,801                   -

        (b)  Amounts owing to two directors, due on demand,
             unsecured and non-interest bearing                                     206,230             115,357
                                                                             --------------        ------------

                                                                                    206,031             115,357
                                                                             ==============        ============


8.      Long-term Debt

        Prior to fiscal 1998, UV Systems Technology Inc. (UVS) issued 2,000 Class "A" preferred shares at C$1,000 per share for proceeds of C$2,000,000 (US$1,356,392). The holders of these shares also own 49.3% of the common shares of UVS ("minority shareholders"). Class "A" Preferred Shares are retractable once sales reach C$10,000,000 and net income reaches C$1,000,000, and are to be redeemed by June 30, 2000.

        During fiscal 1998, minority shareholders advanced C$631,000 to UVS. Interest accrued to June 29, 1998, at 20% per annum, totalled C$280,000. Pursuant to an interim refinancing agreement ("the Agreement"), dated June 29, 1998, all accrued interest was waived. The principal repayment of C$631,000 has been deferred to June 29, 2003, and interest at 10% accrues until December 29, 2000, after which is paid monthly. The Company waived interest of C$217,000 accrued on its loan to UVS of C$1,287,000.

        Under the Agreement one of the minority shareholders advanced C$909,000 to UVS. This advance is secured by a subordinated debenture on all of UVS' assets, bears interest at 10%, payable monthly, is due in 2003, and ranks ahead of the minority shareholder loans and Class "A" Preferred Shares.

        The Company's subsidiary, UVS, completed its debt and share restructuring subject to completion of documentation and regulatory approval. Class "X" Preferred Shares will be a new class of shares added to the authorized capital stock of UVS. 500 Class "A" Preferred Shares, representing 50% of the Class "A" preferred shares held by one of UVS' minority shareholders will be replaced with 500,000 Class "X" Preferred Shares retractable at C$1.00 per share. The Company's loan to UVS of C$1,287,000 will be transferred into 1,287,379 Class "X" Preferred Shares retractable at C$1.00 per share. These Class "X" Preferred Shares will be retractable by the holders only if there is a sale of UVS or an initial public offering of its securities which values UVS, excluding Class X Preferred Shares, at C$20 million. If not retracted by June 29, 2002, the Class X Preferred Shares will be redeemable by UVS for C$1 in total.

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL CONDITION

Our company was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership (see "Company Background"). Through UVS, Service Systems manufactures and markets its Ultra Guard-Registered Trademark- ultra violet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater ( where it is currently being applied through UVS's Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

In September 1995 Service Systems initiated a marketing distribution agreement with UV Systems Technology Inc., a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 Service Systems entered into a funding agreement with UV Systems Technology Inc., (UVS) whereby Service Systems provided 50% of UVS's operating cash needs for a six-month period. On December 1, 1996, Service Systems acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On December 6, 1996, Service Systems entered into an agreement with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. (WOF) and MDS Ventures Pacific Inc.(MDS), to acquire the remaining 49.31% common stock and their preferred stock (Purchase Agreement). Any funds advanced under this Purchase Agreement would be forfeit should Service Systems be unsuccessful in raising C$2.0 million. In June 1998 this Purchase Agreement was not renewed as Service Systems was unable to raise the C$2.0 million required to complete the transaction, and WOF agreed to loan UVS additional funds (see details following) and agreed to allow conversion of the funds advanced under the Purchase Agreement.

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

During the period from December 1, 1996 to September 30, 1997, Service Systems continued with UVS's system development and testing programs. These programs included the development of both a mechanical and electronic automatic quartz sheath cleaning system, to remove the fouling build-up due to suspended solids and chemical prevalent in wastewater. The program of development on the mechanical cleaner determined that the method chosen was viable and performs the function desired.

Field testing of the mechanical wiper cleaning system was concluded during October and November, 1997, at a PDU test site at Ville de Repentigney near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels, and the system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during temperatures ranging down to minus 8 degrees Celsius and up to plus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are, instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings, and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Development of the electronic ultrasonic cleaning system has been discussed with a designer of such devices in anticipation of further research in this regard.

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the 1999 fiscal year, the client ordered changes to his UV system amounting to C$31,200, all of which was prepaid. Fifty percent of the work had been completed by August 31, 1999. The balance of the work is continuing.

A 6-lamp Ultra Guard-Registered Trademark- UV system capable of disinfecting a wastewater flow of 3.5 million gallons per day was sold to Hamilton, Alabama and was installed in March, 1999. Successful final performance testing was conducted in July 1999.

This UV project is the first full scale operating Ultra Guard-Registered Trademark- UV system installed in North America. We expect that the Ultra Guard-Registered Trademark- UV system in Hamilton will provide significant equipment exposure to others contemplating upgrading their Wastewater Treatment Plant discharges by replacing chlorine as the disinfecting means with environmentally friendly ultraviolet disinfection.

In June 1998, UVS received a letter of intent for a UV system valued at C$605,000 for a project in Toronto, Canada. In September 1999, the formal order was secured for about C$ 685,000. The project is scheduled for delivery in June 2000. This project is currently in the design and approval phase. Manufacturing will commence in February 2000. The UV system to be delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world's largest submersible CSO pumping station) and will be used for disinfection of CSO.

After successful PDU testing in September & October, 1998 at the City of Peterborough wastewater treatment plant, and subsequent response to the request for proposal in August 1999, in September the Company received an order valued at over C$1,100,000. Design approval is currently ongoing and manufacturing will commence in late January 2000 with delivery scheduled for August 2000. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The Wastewater Plant is scheduled to be operational by the end of December 2000.

Purchase orders for two additional UV systems valued at approximately C$150,000 were received in the 1999 fiscal year. The systems will be produced during the 2000 fiscal year and will be delivered into the Province of Ontario. Drawing review is currently ongoing as well as manufacturing. One project will be delivered in February 2000, the other in June 2000.

In January 1999, a PDU was installed at the County Sanitation Districts of
Los Angeles County (the County). The testing program was presented at the Energy Efficiency Forum held in San Diego on August 30-31, 1999. Testing was completed in July 1999 and was conducted and paid for by the County. The purpose of the test was to determine the Ultra Guard-Registered Trademark- UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to the use of a company's UV product in reuse of wastewater for agriculture and other purposes. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard-Registered Trademark- UV system to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. A substantial saving in energy usage, 12.7%, was achieved by using the Ultra Guard-Registered Trademark- system.
The same safeties are applied to both types of lamps. Based on discussions with the Approval Authority, Title 22 acceptance is expected in February 2000.

In October 1999, the Company signed an agreement with a leading Australian UV equipment manufacturer to market its product in North America. The products provided through this agreement would permit the Company to sell into market areas not currently serviced. These products will service small to intermediate scale projects for municipal and industrial clients in the area of potable water, food processing and recreational services. In addition, the product is used by clients requiring treatment solutions beyond disinfection such as oxidation of chemical and organic by-products occurring in nature as well as those occurring as a result of production processes.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1999 compared to the three months ended November 30, 1998.

         REVENUES. During the first quarter of fiscal 2000, we reported no revenues, a decrease of $106,811 or 100%, from the $106,811 reported in the first quarter of fiscal 1999. This decrease resulted from delayed completion of projects in process, which did not provide for payment during that period. Revenues from the additional projects awarded will be realized in the remaining 3 quarters of fiscal 2000.

         DIRECT PROJECT COSTS. For the first quarter of fiscal 2000, we reported no direct project costs, a decrease of $82,430 or 100%, from the $82,430 reported in the first quarter of fiscal 1999. This decrease resulted from non-completion of contract work by sub-contractors. We expect the sub-contractor to complete its work in our third quarter.

         GROSS PROFIT. For the first quarter of fiscal 2000, we reported no gross profit, a decrease of $24,371, or 100%, from the $24,381 reported in the first quarter of fiscal 1999. This decrease resulted from delayed completion of projects.

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs not being charged against specific contracts. For the first quarter of fiscal 2000, we reported manufacturing costs not applied of $35,340, an increase of $12,706, or 56 %, from $22,634 reported in the comparable period of the prior year. This increase resulted from the decrease in sales and resultant decrease in manufacturing activities.

         SELLING EXPENSES. For the first quarter of fiscal 2000, we reported selling expenses of $79,425, an increase of $14,038, or 21%, from the $65,387 reported in the comparable period of the prior year. This increase primarily resulted from increase in sales engineering costs of $7,000, increase in exhibition expenses of $4,000 and increase of $4,000 for temporary office staff.

         GENERAL AND ADMINISTRATIVE EXPENSE. For the first quarter of fiscal 2000, we reported general and administrative expense of $127,339, an increase of $50,000, or 65%, from the $77,339 reported in the comparable period of the prior year. This increase resulted primarily from increases in expenses relating to investor relations, legal fees, and consulting fees due to securing of new projects. Part of the increase is also due to accounting office help for the audit work.

          RESEARCH AND DEVELOPMENT. For the first quarter of fiscal 2000, we reported general and administrative expense of $36,075, an increase of $8,072, or 29%, from the $28,003 reported in the comparable period of the prior year. This increase was due to expenses incurred to redesign components of the UV system.

         AMORTIZATION OF GOODWILL. For the first quarter of fiscal 2000, we reported amortization of goodwill of $121,270, the same figure for the comparable period of the prior year. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in 2002.

          INTEREST, NET OF INTEREST INCOME. For the first quarter of fiscal 2000, we reported interest, net of interest income, of $26,309, an increase of $5,627, or 27%, over the $20,682 reported in the comparable period of the prior year. The increase in interest, net of interest income, resulted from a decrease of $1,500 in interest income and an increase in interest expense amounting to $1,600 due to the accumulated interest in long-term debt.

         FOREIGN EXCHANGE TRANSLATION LOSS. For the first quarter of fiscal 2000, we reported foreign exchange translation loss of $32,695, a decrease of $6,955, or 18%, from the $39,650 reported in the comparable period of the prior year. This decrease resulted from the decrease in the value of the Canadian dollar as compared to the first quarter of the prior year.

         NET LOSS FOR THE PERIOD. For the first quarter of fiscal 2000, we reported a net loss for the period of $423,113, an increase of $107,869, or 31% over the $350,584 reported in the comparable period of the prior year. The increase in net loss was due to the increased expenses and lack of revenue described above.

         NET LOSS PER SHARE. For the first quarter of fiscal 2000, we reported a net loss per share for the period of $.03, the same net loss per share reported for the comparable period of the prior year. The net loss per share remained the same because the increased net loss was allocated over an increased number of outstanding shares and share equivalents.

LIQUIDITY

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments, if and when sales are made. In addition, we are dependent on sales to a licensee, which is obligated to purchase agreed upon system components, and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods. During the current quarter we have received C$28,052 in payments from partial completion of subcontractor work.

Our sales of Ultra Guard-Registered Trademark-systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. Sales on both an annual and quarterly basis are subject to fluctuations which are often beyond our control.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms which are acceptable or if at all.

We financed our operations during the first quarter of the fiscal 2000, in part, from sales of restricted common stock, loans from Elco Bank, and loans from related parties.

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

YEAR 2000 TASK FORCE. We have set up an internal task force comprised of our Director of Manufacturing and Engineering managers to review our products, business and engineering applications and suppliers and develop contingency plans for Y2K readiness. This was completed as of Dec 15, 1999. The goal of the task force was to minimize the effect that Y2K issues will have on the Company and its customers. The Director of Manufacturing has advised the CEO that to the best of the task force's ability, the Company is Y2K ready.

INTERNAL BUSINESS AND ENGINEERING SYSTEMS. The task force has completed a review of all internal business and engineering computer systems to ensure that their systems either will be Y2K ready, or have been modified or replaced by Y2K ready systems. All computer systems have been modified, we have completed the readiness of the internal business and engineering systems. We have already been assured that our accounting information system installed in 1995 is Y2K ready as long as we adhere to the supplier's Y2K readiness guidelines. As a precaution we purchased an upgrade model of the accounting information system to be assured that the system is fully compliant. We reviewed, simulated and tested, in a Y2K environment, our engineering, business information systems, internal telephone equipment, local networks, and security and sprinkler systems to verify their Y2K readiness. As of January 12, 2000, we had experienced no significant system problems related to Y2K.

SUPPLIERS. Our major suppliers are component parts distributors and contract manufacturers. Often the Company sources its products and manufacturing services from multiple and/or competing vendors. We have formally canvassed our suppliers and received written responses to our Y2K questionnaires, which have determined to the best of our ability to what extent we may be vulnerable due to their failure to be Y2K ready. We cannot assure that the systems of other companies on which we rely will be Y2K ready on a timely basis and will not have an adverse effect on our operations. In instances where we are unable to determine that our vendors have taken appropriate steps to minimize disruption due to non-Y2K readiness, we have contingency plans, including moving to identified alternate sources, or developing new alternate sources. As of January 12, 2000, we had experienced no significant disruptions related to Y2K.

PRODUCTS. The task force has assessed the ability of outside sourced, computer based control systems used within our product to handle the year 2000. Certain of our computer processor board level products and integrated computer systems utilise computer chips that include built in operating systems ("BIOS") allowing the computer to initialise and load software. All current built for delivery computer systems have been assessed for readiness before purchase. As of January 12, 2000, we had experienced no significant problems arising from Y2K in our outside sourced, computer based contract systems.

COSTS. The cost of our Y2K assessment, including both incremental spending and re-deployed resources, has not been material. The current assessment does not include potential costs related to any customer or other claims, or the cost of internal software and hardware replaced in the normal course of business. This assessment is subject to change. Since there is no uniform definition of Y2K readiness and since all customer situations cannot be anticipated, particularly those involving third party products, we may see claims as a result of the Y2K transition. Such claims, if successful, could have a material adverse impact on future results. As of January 12, 2000, no such claims had been presented to us.

CUSTOMERS. Since our customers all purchase built to order systems and our computer based control systems will be manufactured to be compliant, we believe that Y2K will not effect our customers' decisions to purchase our Ultra Guard-Registered Trademark- UV system. However, we can not predict the impact on us of our customers' lack of Y2K compliance and any disruption caused to treatment systems we have installed because of their non-compliance. Costs and damages related to or arising from non-compliance could materially adversely effect our revenues or our business, even though we believe our systems themselves to be compliant. As of January 12, 2000, to our knowledge, none of our customers had experienced treatment system disruptions arising from Y2K non-compliance.

COST ESTIMATES. We have not been required to incur costs of Y2K remedial work and have not set aside any contingency fund to deal with any contingencies which may arise. The cost for Y2K compliance based on our best estimates, which were derived from numerous assumptions about future events, including third-party modification plans and other factors. However, we cannot guarantee that those estimates will be accurate and actual results may differ materially from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and the cost of personnel trained in this area and the ability to identify and correct all relevant computer codes.

PART II           OTHER INFORMATION

Item 1.  Legal Proceedings

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P Nield (a former Director and Vice President of the Company). O'Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus". He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. Examination for discovery of Charles P Nield was conducted in June 1999, since then there has been no further activity.

Item 2.  Changes in Securities

     On September 19, 1999 the Company issued 1,446,281 shares of restricted common stock to The Elco Bank Group for cash upon the exercise of Class "E" warrants. These shares were valued at $289,256.20.

     The Company issued to 5 Canadian investors, all previous investors in the Company, 197,100 shares of restricted common stock in repayment of debt. In addition to the common stock issued for this debt, the Company issued a total of 324,000 Class A warrants exercisable at prices between $0.60 and $0.70 per share between March and August 2002.

     The Company issued 35,100 shares of restricted to employees of the Company for services valued at a total of $6,474,000.

     All of those shares were issued pursuant to Rule 4(2) of the Securities Act of 1933. All investors were informed of the risks involved in an investment in the Company and had all information about the Company that they needed to make an informed investment in the Company. All investors executed representation letters, and all issued shares bear restrictive legends.

Item 3.  Defaults upon Senior Securities

              None

Item 4.  Submissions of Matters to a Vote of Security Holders

              None

Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits (exhibit reference numbers refer to Item 601 of
                  Regulation SB)

              Exhibit Number           Description

              (3)(i)                   Articles of Incorporation(1)

              (3)(ii)                  Bylaws(2)

              (11)                     Statement re: computation of per share
                                       earnings

              (27)                     Financial Data Schedule

________________________

1    Incorporated by reference to the Registrant's Form 10-SB effective 1/17/97.

2    Incorporated by reference to the Registrant's Form S-8 effective 10/6/97

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

            SERVICE SYSTEMS INTERNATIONAL, LTD.



                  /s/Kenneth R. Fielding                    January 14, 2000
                  Kenneth R. Fielding, President



                  /s/  John  R. Gaetz
                  John R. Gaetz, Chief Financial Officer    January 14, 2000