Form 10QSB
period 2000-02-29
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2000-04-14
CIK 1014989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the period ended February 29, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,402,712 as of April 13, 2000.

                                      INDEX

================================================================================

PART I   Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS.........................................................................

Consolidated Balance Sheets as of February 29, 2000
         and 1999 (unaudited) ....................................................................................3

Consolidated Statements of Operations for the three months ended
         February 29, 2000 and 1999 (unaudited)...................................................................4

Consolidated Statements of Cash Flows for the three months ended
         February 29, 2000 and 1999 (unaudited)...................................................................5

Notes to the Financial Statements............................................................................6 to 9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS............10 to 13

Part II           OTHER INFORMATION................................................................................

         1.       LEGAL PROCEEDINGS................................................................................

         2.       CHANGES IN SECURITIES............................................................................

         3.       DEFAULT UPON SENIOR SECURITIES...................................................................

         4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................

         5.       OTHER INFORMATION................................................................................

         6.       EXHIBITS AND REPORTS ON FORM 8K..................................................................

Signatures.........................................................................................................

Part 1.           Financial Information

Item 1.Financial Statements  (unaudited)

Service Systems International, Ltd.
Consolidated Balance Sheet
As of February 29, 2000 and 1999
(Unaudited)

                                                              November 30,        November 30,
                                                                 2000                1999
           Assets
Current Assets
       Cash and short-term investments                        $    11,774      $     2,145
       Short-term investments - restricted (Note 3)               268,346          265,722
       Accounts receivable                                        115,538          199,493
       Inventory and contract work in progress                    315,991          276,645
       Prepaid expenses and deposits                               33,802           23,233
                                                              -----------      -----------

Total Current Assets                                              745,451          767,238

Property, Plant and Equipment (Note 4)                             83,709           98,590
Other Assets
       Goodwill ( net of amortization of $1,576,513)              848,895        1,333,976
       Patents and trademarks (Note 5)                            288,289          102,593
                                                              -----------      -----------

Total Assets                                                  $ 1,966,344      $ 2,302,397
                                                              ===========      ===========

           Liabilities and Stockholders' Equity
Current Liabilities
       Bank demand loan (Note 6)                              $     3,320      $    59,690
       Accounts payable                                           205,726          147,897
       Accrued liabilities                                         25,733           35,035
       Vacation pay payable                                        19,443           12,521
       Customer deposits                                           17,654                0
       Loans payable- other (Note 6 )                             593,612                0
       Loans payable-minority shareholders of subsidiary                0           23,251
       Amounts owing to related parties (Note 7)                   62,393          182,460
                                                              -----------      -----------

Total Current Liabilities                                         927,881          460,854

Long Term Debt (Note 8)
       Amounts owing to related parties                           206,230                0
       Loan payable -minority shareholders of subsidiary                0        2,412,584
                                                              -----------      -----------

Total Liabilities                                             $ 1,134,111      $ 2,873,438
                                                              -----------      -----------

Stockholders' Equity (Deficit)

Common stock , $.001 par value,
       50,000,000 shares authorized, 14,981,090
       and 12,773,988 issued and outstanding respectively          14,981           12,774
       Additional paid-in capital                               3,566,371        3,084,608

Allotment for Future Issuance (Note 8)
       Allotment for future issuance (4,213,832 shares)         2,449,383                0

Deficit                                                        (5,198,502)      (3,668,423)
                                                              -----------      -----------

Total Stockholders' Equity (Deficit)                              832,233         (571,041)
                                                              -----------      -----------

Total Liabilities and Stockholders' Equity                    $ 1,966,344      $ 2,302,397
                                                              ===========      ===========

                 See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
For the Six months ended February 29, 2000 and 1999
(Unaudited)



                                                                             Six Months       Six Months
                                                                                ended            ended
                                                                            Feb. 29, 2000    Feb. 28, 1999


Project Revenue                                                             $     49,124      $    158,357
Project Costs                                                                     35,441           130,716
                                                                            ------------      ------------

Gross Profit                                                                      13,683            27,641

Manufacturing Costs Not Applied                                                   57,730            39,060
                                                                            ------------      ------------

                                                                                 (44,047)          (11,419)
                                                                            ------------      ------------
 Expenses
       Selling                                                                   115,468           119,822
       General and administrative                                                260,773           169,763
       Research and development                                                   59,728            82,657
       Amortization of goodwill                                                  242,540           242,540
       Interest, net of interest income and interest recovered (Note 8)         (117,710)           42,701
       Foreign exchange loss                                                      55,294            74,322
                                                                            ------------      ------------

                                                                                 616,093           731,805
                                                                            ------------      ------------

Net Loss for the period                                                          660,140           743,224

Deficit - Beginning of period                                                  4,538,362         2,925,199
                                                                            ------------      ------------

Deficit - End of period                                                     $  5,198,502      $  3,668,423
                                                                            ============      ============


Net Loss per share                                                          $      (0.04)     $      (0.06)
                                                                            ============      ============

Weighted average shares outstanding                                           14,900,183        12,681,488
                                                                            ============      ============


                 See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                  Six Months         Six Months
                                                                     ended              ended
                                                                 Feb 29, 2000       Feb. 28, 1999

Cash Flows to Operating Activities
       Net loss                                                  ($  660,140)     ($  743,224)

Adjustments to reconcile net loss to cash

       Amortization of goodwill                                      242,540          242,540
       Depreciation                                                   22,312           21,359
       Foreign exchange loss                                          55,294           74,322
       Common stock issued for expenses                               40,074                0
       Recovery of interest on Long Term Debt                       (119,670)               0


Change in non-cash working capital items
       Decrease (Increase) in accounts receivable                    194,587          (88,536)
       (Increase) in inventory and contract work in progress         (41,399)         (38,364)
       Decrease in prepaid expenses and deposits                       3,364           12,942
       (Decrease) Increase in accounts payable, accrued
           liabilities, vacation pay payable
           and customers' deposits                                   (47,008)          70,325
                                                                 -----------      -----------
Net Cash Used in Operating Activities                               (310,046)        (448,636)
                                                                 -----------      -----------

Cash Flows (to) from Investing Activities
       Acquisition of short-term investment - restricted              (5,444)         (16,405)
       Additions to patents and trademarks                          (104,901)         (10,109)
       (Acquisition) Disposal of Capital assets                      (14,508)          21,448
                                                                 -----------      -----------

Net Cash (Used in) Provided by Investing Activities                 (124,853)          (5,066)
                                                                 -----------      -----------

Cash Flows from (to) Financing Activities
       (Decrease) in bank demand loan                               (206,061)          59,690
       Common stock issued                                           395,746           11,100
       Increase in loans payable - other                             165,376                0
       Increase in amounts
           Owing to related parties                                   60,924           87,018
       (Decrease) Increase in borrowing from
           Minority shareholder                                   (2,426,680)          90,987
       Allotment for future issuance                               2,449,383                0
                                                                 -----------      -----------

Net Cash Provided by Financing Activities                            438,688          248,795
                                                                 -----------      -----------

Increase (Decrease) in Cash and Cash Equivalents                       3,789         (204,907)

Cash and Cash Equivalents - Beginning of Period                        7,985          207,052
                                                                 -----------      -----------

Cash and Cash Equivalents - End of Period                        $    11,774      $     2,145
                                                                 ===========      ===========


                See accompanying notes to financial statements

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements

1.   Nature of Operations and Continuance of Business
     The Company was incorporated in the State of Nevada in August, 1990 and remained inactive until September 1, 1995. The initiation of the Company's current business was accompanied by a change of ownership and acquisition of UV Systems Technology Inc. (UVS) on December 1, 1996, a Canadian company. Through UVS, the Company manufactures and markets its Ultra Guard(R) ultra-violet based patented water treatment system.These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial waste water, and for potable water, bottled products and agriculture and aquaculture water treatment.

     During fiscal 1998 the Company emerged from, for accounting purposes, a development stage company to an operating company. Even though its status has changed to an operating company, the operating activities have not yet produced significant revenue and the Company has experienced significant losses to date. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

2.       Significant Accounting Policies

     CONSOLIDATED FINANCIAL STATEMENTS

     These financial statements include the accounts of the Company, and its Canadian subsidiary, UVS, of which the Company owned 50.7% until February 14, 2000, when it acquired 100% of UVS' capital stock.

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

     GOODWILL

     Goodwill represents the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over five years. Goodwill is evaluated in each reporting period to determine if there were events or circumstances which would indicate inability to recover the carrying amount. Such evaluation is based on various analyses, including discounted cash flows and profitability projections, which necessarily involve management judgement.

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

     ii) Translation of foreign subsidiary balances:

         Monetary balance sheet items of UVS are translated into US dollars at the rates of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss and is included separately in operations.

3.   Restricted Cash

     In connection with a letter of credit, required under a long-term project to be completed in fiscal 2000, the company purchased a C$391,000 face value Bankers' Acceptance to be held as a bond for the letter of credit of C$390,809.

4.   Property, Plant, and Equipment

      Property, Plant, and Equipment are stated at cost less accumulated depreciation.

                                                                                               2000          1999
                                                                            Accumulated      Net Book      Net Book
                                                                Cost       Depreciation        Value         Value
                                                                  $              $               $             $
        Computer equipment                                      45,209         25,590          19,619         19,183
        Computer software                                        7,293          3,683           3,610          2,727
        Display equipment                                       33,016         25,537           7,479         12,735
        Office furniture and equipment                          32,480         22,424          10,056         12,685
        Plant jigs, dies, moulds, tools and equipment          104,076         64,391          39,685         42,798
        Leasehold improvements                                  26,724         23,464           3,260          8,462
                                                              --------       --------        --------      ---------

                                                              248,798         165,089          83,709         98,590
                                                              ========       ========        ========      =========

        Depreciation per class of asset:

                                                                                      $                  $

        Computer equipment                                                           3,984               3,522
        Computer software                                                              811                 507
        Display equipment                                                            3,134               3,183
        Office furniture and equipment                                               2,906               2,917
        Plant jigs, dies, moulds, tools and equipment                                8,947               8,557
        Leasehold improvements                                                       2,530               2,673
                                                                             -------------         -----------

                                                                                    22,312              21,359
                                                                             =============         ===========

5.      Patents and Trademarks

        Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra Guard(R) System. These costs are amortized over twenty years. Components of the Ultra Guard(R) System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries. Translations and other requirements to formalize these patents will continue through Year 2000.

6.         Demand Loans

        a) The bank demand loan of $3,320 is from Toronto Dominion Bank of Canada and bears interest at Toronto Dominion Bank prime plus 2%.

        b) Of the $341,940 loans payable owing to Athe Elco Bank Group located in Nassau, Bahamas, as of August 31, 1999, the company repaid $289,256 of this loan with the exercise of Class E warrants for the issuance of 1,446,281 shares @ $0.20 per share and the issuance of 1,446,281 Class
        E warrants exercisable at $0.40 each expiring September 13, 2002, leaving a balance owing of $52,683. During the first quarter, proceeds were received in the amount of $258,753, during the second quarter additional loans in the amount of $250,080, were received, plus accrued interest amounting to $12,065, bringing the loans payable balance to $5,736,112. The loans payable to Elco Bank Group are unsecured, interest bearing at 10% per annum and due on demand.

7.      Amounts Owing to Related Parties

         Current Liabilities                                          2000               1999
                                                                        $                 $
        (a)  Amounts owing to two directors, due on demand,
             unsecured and non-interest bearing                    $62,393            $182,460

8.      Long-term Debt

        Before fiscal 1998, UV Systems Technology Inc. (UVS) issued 2,000 Class A preferred shares at C$1,000 per share for proceeds of C$2,000,000 (US$1,356,392). Until February 14, 2000, the holders of these shares also owned 49.3% of the common shares of UVS ("minority shareholders"). Class "A" Preferred Shares are retractable once sales reach C$10,000,000 and net income reaches C$1,000,000, and are to be redeemed by June 30, 2000.

        During fiscal 1998, minority shareholders advanced C$631,000 to UVS. Interest accrued to June 29, 1998, at 20% per annum, totalled C$280,000. Pursuant to an interim refinancing agreement ("the Agreement"), dated June 29, 1998, all accrued interest was waived. The principal repayment of C$631,000 was deferred to June 29, 2003, and interest at 10% accrued until December 29, 2000, after which it was paid monthly. The Company waived interest of C$217,000 accrued on its loan to UVS of C$1,287,000.

        Under the Agreement one of the minority shareholders advanced C$909,000 to UVS. This advance was secured by a subordinated debenture on all of UVS' assets, bore interest at 10%, payable monthly, was due in 2003, and ranked ahead of the minority shareholder loans and Class A Preferred Shares.

        The Company's subsidiary, UVS, completed its debt and share restructuring subject to completion of documentation and regulatory approval. Class X Preferred Shares were to be a new class of shares added to the authorized capital stock of UVS. 500 Class A Preferred Shares, representing 50% of the Class A preferred shares held by one of UVS' minority shareholders were to be replaced with 500,000 Class X Preferred Shares retractable at C$1.00 per share. The Company's loan to UVS of C$1,287,000 was to be transferred into 1,287,379 Class X Preferred Shares retractable at C$1.00 per share. These Class X Preferred Shares were to be retractable by the holders only if there were a sale of UVS or an initial public offering of its securities which valued UVS, excluding Class X Preferred Shares, at C$20 million. If not retracted by June 29, 2002, the Class X Preferred Shares were to be redeemable by UVS for C$1 in total.

        During the second quarter of fiscal year 2000, negotiations were concluded and a letter agreement was signed on February 14, 2000 to restructure all of these arrangements. Under the terms on this letter agreement, the minority shareholders forgave all accrued loan interest in the amount of C$221,583; loan principal in aggregate amounting to C$1,576,098 was converted into 2,159,036 shares of Regulation S, restricted common stock of Service Systems at C$0.73 (US$0.50) per share. Class A preferred shares of UVS in the amount of C$2,000,000 were converted into 2,054,794 shares of Regulation S, restricted common stock of Service Systems at C$0.9733 (US$0.6667) per share. In aggregate $2,449,383, was agreed to be converted into a total share allotment for issuance of 4,213,832 shares, at an average price of $0.58 per share. All Class A Preferred shares and Class B Common shares of the subsidiary, UVS, were transferred to Service Systems. The proposed issuances of Class X Preferred Shares was canceled.

        Amounts owing to Related Parties

        During the quarter ended February 29, 2000, two directors agreed to defer loan payment of their loans amounting to $ 206,230 until June 30, 2001.

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL CONDITION

Our company was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership. Through UVS, Service Systems manufactures and markets its Ultra Guard(R) ultra violet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater ( where it is currently being applied through UVS's Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

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

In June 1998, UVS entered an interim agreement with WOF (Agreement) to provide $579,535 of additional funding and reduced debt by requiring MDS and Service Systems to convert their loans receivable into Class X Preferred shares, retractable by the holder only if there is a sale or IPO which values the equity of UVS, including the Class X preferred shares, but excluding the Class X Preferred shares, at C$20.0 million. If not retracted within 4 years from the closing date of this Agreement, the Class X Preferred shares will be redeemable by UVS for C$1.00.

In January 2000, our Company began negotiations with WOF and MDS to purchase the remaining 49.31 % of UVS. The negotiations were concluded and a letter agreement was signed on February 14, 2000. Under the terms of this letter agreement, WOF and MDS forgave all accrued loan interest in the amount of C$221,583, loan principal in aggregate amounting to C$1,576,098 was converted into 2,159,036 shares of Regulation S, restricted common stock of the Company at C$0.73 (US$0.50) per share, Class A preferred shares of UVS in the amount of C$2,000,000 were converted into 2,054,794 shares of Regulation S, restricted common stock at C$0.9733 (US$0.6667) per share. All shares Class A Preferred shares and Class B Common shares were transferred to Service Systems.

During the period from December 1, 1996 to September 30, 1997, Service Systems continued with UVS's system development and testing programs. These programs included the development of both a mechanical and electronic automatic quartz sheath cleaning system, to remove the fouling build-up due to suspended solids and chemical prevalent in wastewater. The program of development on the mechanical cleaner determined that the method chosen was viable and performed the function desired.

Field testing of the mechanical wiper cleaning system was concluded during October and November, 1997, at a PDU test site at Ville de Repentigney near Montreal, Quebec. The test results concluded that the cleaning system performed above anticipated levels, and the system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during temperatures ranging down to minus 8 degrees Celsius and up to plus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are, instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings, and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Research and development of an electronic ultrasonic cleaning system are in process.

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the 1999 fiscal year, the client ordered changes to its UV system amounting to C$31,200, all of which was prepaid by the client. Fifty percent of the work had been completed by August 31, 1999. The balance of the work will be shipped in April 2000. Due to design changes that will increase the flow at this site, additional upgrades will be conducted in the future.

A 6-lamp Ultra Guard(R) UV system capable of disinfecting a wastewater flow of
3.5 million gallons per day was sold to Hamilton, Alabama and was installed in March, 1999. Successful final performance testing was conducted in July 1999. This UV project is the first full scale operating Ultra Guard(R) UV system installed in North America. We expect that the Ultra Guard(R) UV system in Hamilton will provide significant equipment exposure to others contemplating upgrading their Wastewater Treatment Plant discharges by replacing chlorine as the disinfecting means with environmentally friendly ultraviolet disinfection.

In September 1999, a formal order for a UV system for a project in Toronto, Canada was secured for about C$685,000. The project was scheduled for delivery in June 2000 but has been delayed by the contractor until October 2000. This project is currently in the design and approval phase. Manufacturing has as well been delayed from the scheduled February 2000 start and now will commence in May 2000. The UV system will be delivered to the City of Toronto to be used for disinfection of combined storm overflows (CSO) and is part of a C$50 million project (the world's largest submersible CSO pumping station).

In September 1999, the Company received an order valued at over C$1,100,000 for the City of Peterborough wastewater treatment plant. Design approval is currently ongoing. The client has delayed the wastewater plant construction project and has now scheduled it for completion in April 2001. Manufacturing of the UV equipment will not commence until May - June, 2000, with delivery of our equipment scheduled for January 2001. The UV system will disinfect effluent flow in excess of 36 million gallons per day.

Purchase orders for two additional UV systems valued at approximately C$150,000 were received in the 1999 fiscal year. The systems will be produced during the 2000 fiscal period and will be delivered into the Province of Ontario. Drawing review is currently ongoing as well as manufacturing. One project at Deep River, Ontario, manufactured for Thorburn Penny Ltd, an Azurix Company, was delivered in March 2000. The second project, to be manufactured for the Mohawk Council of Akwesasne in Cornwall, Ontario, will be produced for delivery in July 2000.

In January 1999, a PDU was installed at the County Sanitation Districts of Los Angeles County (the County). The testing program was presented at the Energy Efficiency Forum held in San Diego on August 30-31, 1999. Testing was completed in July 1999 and was conducted and paid for by the County. The purpose of the test was to determine the Ultra Guard(R) UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to the use of a company's UV product in reuse of wastewater for agriculture and other purposes. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard(R) UV system to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. A substantial saving in energy usage, 12.7%, was achieved by using the Ultra Guard(R) system. The same safeties are applied to both types of lamps. On February 28, 2000, the Company was advised by the Department of Health Services that Title 22 approval had been granted.

In October 1999, the Company signed an agreement with a leading Australian UV equipment manufacturer to market its product in North America. The products provided through this agreement would permit the Company to sell into market areas not currently serviced. These products will service small to intermediate scale projects for municipal and industrial clients in the area of potable water, food processing and recreational services. In addition, the product is used by clients requiring treatment solutions beyond disinfection, such as oxidation of chemical and organic by-products occurring in nature as well as those occurring as a result of production processes.

During the quarter ended February 29, 2000, the Company produced the prototype of a new UV product line. This product, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, will incorporate the Company's patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp and the patented flow balanced weir. Additional features include full password protected, internet based, web monitored, microprocessor control which will permit monitoring of any UVS, UV system from the Company's plant or from any location with a internet connection.

In December, 1999, the Company adopted a 1999 Long-Term Equity Incentive Plan covering 3,000,000 shares of the Company's common stock.

RESULTS OF OPERATIONS

Six Months Ended February 29, 2000 compared to the Six months ended February 28, 1999.

         REVENUES. During the second quarter of fiscal 2000, we reported revenues of $49,124, a decrease of $109,233 or 45%, from the $158,357 reported in the second quarter of fiscal 1999. This decrease resulted from delayed completion of projects in process, which did not provide for payment during that period. Revenue from the additional projects awarded during the period will be realized during subsequent quarters.

         DIRECT PROJECT COSTS. For the second quarter of fiscal 2000, we reported $35,441 direct project costs, a decrease of $98,275 or 75%, from the $130,716 reported in the second quarter of fiscal 1999. This decrease resulted from delays in putting projects into manufacturing and from non-completion of contract work from sub-contractors.

         GROSS PROFIT. For the second quarter of fiscal 2000, we reported $13,683 gross profit, a decrease of $13,958, or 50%, from the $27,641 reported in the second quarter of fiscal 2999. This decrease resulted from delays in putting projects into manufacturing and delayed completion of projects.

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs not being charged against specific contracts. For the second quarter of fiscal 2000, we reported manufacturing costs not applied of $57,730, an increase of $18,670, or 48%, from $39,060 reported in the comparable period of the prior year. This increase resulted from the decrease in project manufacturing progress and resultant decrease in manufacturing overhead utilization.

         SELLING EXPENSES. For the second quarter of fiscal 2000, we reported selling expenses of $115,468, a decrease of $4,354, or 4%, from the $119,822 reported in the comparable period of the prior year. This decrease primarily resulted from a decrease in brochure and presentation materials.

         GENERAL AND ADMINISTRATIVE EXPENSE. For the second quarter of fiscal 2000, we reported general and administrative expense of $260,773, an increase of $91,010, or 54% from the $169,763 reported in the comparable period of the prior year. This increase resulted primarily from increases in expenses relating to investor relations, administrative management, legal fees, advertising and promotion, and consulting fees due to securing of new projects. Part of the increase is also due to accounting office help for the audit work.

         RESEARCH AND DEVELOPMENT. For the second quarter of fiscal 2000, we reported general and administrative expense of $59,728, a decrease of $22,929, or 28%, from the $82,657 reported in the comparable period of the prior year. This decrease was due to the reduction of engineering and prototyping expenses.

         AMORTIZATION OF GOODWILL. For the second quarter of fiscal 2000, we reported amortization of goodwill of $242,540, the same figure for the comparable period of the prior year.

          INTEREST, NET OF INTEREST INCOME. For the second quarter of fiscal 2000, we reported interest recovery, net of interest income and interest waived, of $117,710, an increase of $160,411, or 376%, over interest expense of $42,701 reported in the comparable period of the prior year. The increase in interest recovery is as a result of interest waived by minority shareholders and Service Systems, a provision included in the purchase of the minority shareholders' 49.31% ownership of the Company's subsidiary, UV Systems Technology Inc.

         FOREIGN EXCHANGE TRANSLATION LOSS. For the second quarter of fiscal 2000, we reported foreign exchange translation loss of $55,294, a decrease of $19,028, or 26%, from the $74,322 reported in the comparable period of the prior year. This decrease resulted from the decrease in the value of the Canadian dollar as compared to the second quarter of the prior year.

         NET LOSS FOR THE PERIOD. For the second quarter of fiscal 2000, we reported a net loss for the period of $660,140, a decrease of $83,084, or 11% over $743,224 reported in the comparable period of the prior year. The decrease in net loss was due primarily to the effect of interest forgiven as described above.

         NET LOSS PER SHARE. For the second quarter of fiscal 2000, we reported a net loss per share for the period of $0.04, a decrease of $0.02, or 33% over the net loss per share of $0.06, reported for the comparable period of the prior year. The net loss per share reduced as a result of the decrease in net loss reported above and the loss being allocated over an increased number of outstanding shares and share equivalents.


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

Our sales of Ultra Guard(R) systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. Sales on both an annual and quarterly basis are subject to fluctuations which are often beyond our control.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms which are acceptable or if at all.

We financed our operations during the second quarter of the fiscal 2000, in part, from sales of restricted common stock, loans from Elco Bank, and loans from related parties.

We expect that during fiscal 2000, even as sales at UVS increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the manufacturing of products sold and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

Part II           OTHER INFORMATION

Item 1.  Legal Proceedings

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P Nield (a former Director and Vice President of the Company). O'Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of Athe filing of a prospectus. He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. Examination for discovery of Charles P Nield was conducted in June 1999; since then there has been no further activity.

Item 2.  Changes in Securities

During the period, 51,798 shares of Service System common stock were issued to nine minority shareholders, resident in Canada, (ADissidents@) of UV
Systems Technology Inc (UVS) in exchange for their common stock holdings in UVST. The number of shares issued was based on the formula used in the December 1, 1996 transaction when Service Systems acquired its 50.69 % of
UVS. At the time of that transaction, the Dissidents were not shareholders of UVS. They were shareholders of UV Waterguard Systems Inc (UVWG), a company purchased by UVS in 1995. The Dissidents had disputed that purchase. To settle the matter and to avoid long and potentially expensive litigation, UVS and the Dissidents agreed in October 1998 that UVS would issue one share of UVS common stock for each UVWG share held. In December, 1999 Service Systems agreed to issue .22514 shares of common stock of Service Systems in exchange one UVS shares and one UVWG share. In total, 230,030 shares of UVS and UVWG shares were tendered in exchange for 51,798 Service Systems shares. The Service System shares were issued under the exemption provided by Regulation S. Each of the Dissidents was a sophisticated, knowledgeable investor with access to all information required in order to invest in restricted shares of Service Systems as contemplated by the agreement between the Dissidents and Service Systems.

     Service Systems issued to 2 Canadian investors, each of whom were previous shareholders of the Company, 119,100 shares of restricted common stock valued at a total of $37,000 and warrants to purchase 119,100 shares of common stock exercisable at $.30 per share, pursuant to Regulation S. In addition, the Company issued to 2 Canadian consultants, pursuant to Regulation S, warrants to purchase a total of 100,000 class "A" warrants to purchase common stock for their services as consultants.

Service Systems also issued to 2 consultants 31,750 shares of common stock pursuant to Section 4(2) of the Securities Act, for services valued at $9,525.

During the quarter, class "A" warrants for 25,000 shares of the Company's common stock were exercised by each of 2 Canadian investors. These investors were issued warrants for an additional 25,000 shares each at an exercise price of $.40 per share under Regulation S.

All of these investors were informed of the risks involved in an investment in the Company and had all information about the Company that they needed to make an informed investment in the Company. All shares bear restrictive legends.

In addition, the Company issued, after the end of the quarter, 2,819,723 shares to WOF, and 1,404,109 shares to MDF pursuant to the Letter Agreement dated February 14, 2000 discussed above.

Item 3.  Defaults upon Senior Securities

              None

Item 4.  Submissions of Matters to a Vote of Security Holders

              None

Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits (exhibit reference numbers refer to Item 601 of
                  Regulation SB)

              Exhibit Number           Description

              (3)(i)                   Articles of Incorporation(1)

              (3)(ii)                  Bylaws(2)
----------------------------------
            1 Incorporated by reference to the Registrant's Form 10-SB effective
              1/17/97

            2 Incorporated by reference to the Registrant's Form S-8 effective
              10/6/97

              (4)       Statement re: computation of per share earnings       Filed electronically herewith

              (10)(vi)  1999 Long Term Equity Incentive Plan                  Filed electronically herewith

              (10)(vii) Letter Agreement with WOF and MDS                     Filed electronically herewith

              (27)      Financial Data Schedule                               Filed electronically herewith

                                   Signatures


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

               SERVICE SYSTEMS INTERNATIONAL, LTD.



Date:  April 14, 2000                /s/ Kenneth R. Fielding
                                     ---------------------------------------
                                     Kenneth R. Fielding, President


Date:  April 14, 2000                /s/ John R. Gaetz
                                     ---------------------------------------
                                     John R. Gaetz, Chief Financial Officer