Form 10QSB
period 2000-05-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2000-07-17
CIK 1014989

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                      FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the period ended May 31, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,420,601 as of July 14, 2000.

                                                        INDEX

-------------------------------------------------------------------------------------------------------------------
PART I   Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of May 31, 2000 (unaudited)
         and August 31, 1999 (unaudited) .........................................................................4

Consolidated Statements of Operations for the three months and nine months ended
         May 31, 2000 and 1999 (unaudited)........................................................................5

Consolidated Statements of Cash Flows for the nine months ended
         May 31, 2000 and 1999 (unaudited)........................................................................6

Notes to the Financial Statements...........................................................................7 to 11

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                  AND RESULTS OF OPERATIONS................................................................11 to 17

Part II           OTHER INFORMATION

         1.       LEGAL PROCEEDINGS..............................................................................18

         2.       CHANGES IN SECURITIES..........................................................................18

         3.       DEFAULT UPON SENIOR SECURITIES.................................................................20

         4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................20

         5.       OTHER INFORMATION..............................................................................20

         6.       EXHIBITS AND REPORTS ON FORM 8K................................................................20

Signatures.......................................................................................................21

Part 1.           Financial Information

Item 1.  Financial Statements  (unaudited)

Service Systems International, Ltd.
Consolidated Balance Sheet
As of May 31, 2000 and August 31, 1999
(Unaudited)

                                                                                     May 31,           August 31,
                                                                                      2000                1999

           Assets
Current Assets
       Cash and short-term investments                                            $    5,337         $    7,985
       Short-term investments - restricted (Note 3)                                  259,516            262,902
       Accounts receivable                                                           131,164            310,125
       Inventory and contract work in progress                                       345,557            274,592
       Prepaid expenses and deposits                                                  38,117             37,166
                                                                                 -----------        -----------

Total Current Assets                                                                 779,691            892,770

Property, Plant and Equipment (Note 4)                                                73,421             91,513
Other Assets
       Goodwill (net of amortization of $1,697,783)                                  727,625          1,091,435
       Patents and trademarks (Note 5)                                               376,478            183,388
                                                                                 -----------        -----------

Total Assets                                                                      $1,957,215         $2,259,106
                                                                                 ===========        ===========

           Liabilities and Stockholders' Equity
Current Liabilities
       Bank demand loan                                                           $        -         $  209,381
       Accounts payable                                                              188,607            243,067
       Accrued liabilities                                                            23,183             33,293
       Wages & vacation pay payable                                                   18,661             22,057
       Customer deposits                                                               6,682             17,147
       Loans payable  (Note 6)                                                       239,832            428,236
       Amounts owing to related parties (Note 7)                                      55,338            207,699
                                                                                 -----------        -----------

Total Current Liabilities                                                            532,303          1,160,880

Long-Term Debt (Note 8)
       Amounts owing to related parties (Note 8)                                     206,230                  0
       Loan payable - minority shareholders of subsidiary (Note 8)                         0          2,491,056
                                                                                 -----------        -----------

Total Liabilities                                                                    738,533          3,651,936
                                                                                 -----------        -----------

Stockholders' Equity (Deficit)

Common stock, $.001 par value,
       50,000,000 shares authorized, 22,206,712
       and 13,094,988 issued and outstanding respectively                             22,207             13,095
       Additional paid-in capital                                                  6,691,917          3,132,437

Deficit                                                                           (5,495,442)        (4,538,362)
                                                                                 -----------        -----------

Total Stockholders' Equity (Deficit)                                               1,218,682         (1,392,830)
                                                                                 -----------        -----------

Total Liabilities and Stockholders' Equity                                        $1,957,215         $2,259,106
                                                                                 ===========        ===========


                                  See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
For the three months and nine months ended May 31, 2000 and 1999
(Unaudited)


                                                               Three months ended                  Nine months ended
                                                        May 31, 2000     May 31, 1999       May 31, 2000     May 31, 1999
                                                        -----------------------------       -----------------------------

Project Revenue                                         $    26,869       $   104,836      $    75,993        $   263,193
Project Costs                                                26,694           116,128           62,135            246,844
                                                        -----------       -----------      -----------        -----------

Gross Profit (Loss)                                             175           (11,292)          13,858             16,349
Manufacturing Costs Not Applied                              21,047            10,288           78,777             49,348
                                                        -----------       -----------      -----------        -----------

                                                            (20,872)          (21,580)         (64,919)           (32,999)
                                                        -----------       -----------      -----------        -----------

Expenses
       Selling                                               52,076            48,768          167,544            168,590
       General and administrative                            77,808            98,786          338,581            268,549
       Research and development                              13,771            10,897           73,499             93,554
       Amortization of goodwill                             121,270           121,270          363,810            363,810
       Interest, net of interest income and
            interest recovered (Note 8)                       4,083            23,995         (113,627)            66,696
       Foreign exchange loss                                  7,060            56,447           62,354            130,769
                                                        -----------       -----------      -----------        -----------

                                                            276,068           360,163          892,161          1,091,968
                                                        -----------       -----------      -----------        -----------

Net Loss for the period                                     296,940           381,743          957,080          1,124,967

Deficit - Beginning of period                             5,198,502         3,668,423        4,538,362          2,925,199
                                                        -----------       -----------      -----------        -----------

Deficit - End of period                                 $ 5,495,442       $ 4,050,166      $ 5,495,442        $ 4,050,166
                                                        ===========       ===========      ===========        ===========


Net Loss per share                                      $     (0.01)      $     (0.03)     $     (0.06)       $     (0.09)
                                                        ===========       ===========      ===========        ===========

Weighted average shares outstanding                      21,670,712        12,777,321       17,081,188         12,713,432
                                                        ===========       ===========      ===========        ===========

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Nine Months        Nine Months
                                                                                    ended              ended
                                                                                May 31, 2000       May 31, 1999

Cash Flows to Operating Activities
       Net loss                                                                  ($957,080)        ($1,124,967)

Adjustments to reconcile net loss to cash
       Amortization of goodwill                                                    363,810             363,810
       Depreciation                                                                 40,900              32,039
       Foreign exchange loss                                                        62,354             130,769
       Common stock issued for expenses                                             71,126                   0
       Recovery of interest on Long Term Debt                                     (119,670)                  0

Change in non-cash working capital items
       Decrease (Increase) in accounts receivable                                  178,961             (93,648)
       (Increase) in inventory and contract work in progress                       (70,965)            (71,485)
       (Increase) in prepaid expenses and deposits                                    (951)             (1,350)
       (Decrease) Increase in accounts payable, accrued
           liabilities, wages and vacation pay payable
           and customers' deposits                                                 (78,430)            170,379
                                                                                ----------          ----------

Net Cash Used in Operating Activities                                             (509,945)           (594,453)
                                                                                ----------          ----------

Cash Flows (to) from Investing Activities
       Decrease (Increase) of short-term investment - restricted                     3,386             (16,102)
       Additions to patents and trademarks                                        (200,590)            (53,584)
       (Acquisition) disposal of capital assets                                    (15,308)             17,374
                                                                                ----------          ----------

Net Cash (Used in) Provided by Investing Activities                               (212,512)            (52,312)
                                                                                ----------          ----------

Cash Flows from (to) Financing Activities
       (Decrease) in bank demand loan                                             (209,381)                  0
       Common stock issued                                                       1,048,083              12,600
       (Decrease) Increase in loans payable - other                               (188,404)            255,051
       Increase in amounts
           owing to related parties                                                 53,868              60,792
       (Decrease) Increase in borrowings from
           minority shareholders                                                    15,643             117,669
                                                                                ----------          ----------

Net Cash Provided by Financing Activities                                          719,809             446,112
                                                                                ----------          ----------

(Decrease) in Cash and Cash Equivalents                                             (2,648)           (200,653)

Cash and Cash Equivalents - Beginning of Period                                      7,985             207,052
                                                                                ----------          ----------

Cash and Cash Equivalents - End of Period                                           $5,337              $6,399
                                                                                ==========          ==========
--------------------------------------------------------------------------------------------------------------
Non-Cash Financing Activities
       4,223,832 common shares were issued to
       settle debts at an average of $0.58 per share                            $2,449,383                   0

Cash Paid for
     Interest                                                                       10,122               7,101
     Income Taxes                                                                        0                   0

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements

1.   Nature of Operations and Continuance of Business

     The Company manufactures and markets its Ultra Guard-Registered Trademark-ultra violet based patented water treatment system through its wholly-owned Canadian subsidiary, UV Systems Technology Inc. ("UVS"). These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial wastewater, and for potable water, bottled products and agriculture and aquaculture water treatment.

     See Note 8 regarding restructuring of long-term debt and elimination of minority interest.

     During fiscal 1998 the Company emerged, for accounting purposes, from a development stage company to an operating company. Even though its status has changed to an operating company, the operating activities have not yet produced significant revenue and the Company has experienced significant losses to date. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

2.   Significant Accounting Policies

     CONSOLIDATED FINANCIAL STATEMENTS

     These financial statements include the accounts of the Company, and its Canadian subsidiary, UVS, of which the Company owned 50.7% until February 14, 2000, when it acquired 100% of UVS' capital stock
     (See Note 8).

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates market.

     PROPERTY, PLANT, AND EQUIPMENT

     Property, Plant, and Equipment are recorded at cost. Depreciation is computed on a straight-line method using an estimated useful life of five years.

     GOODWILL

     Goodwill represents the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over five years. Goodwill is evaluated in each reporting period to determine if there were events or circumstances that would indicate inability to recover the carrying amount. Such evaluation is based on various analyses including discounted cash flows and profitability projections that necessarily involve management judgment.

     PATENTS AND TRADEMARKS

     Patents and trademarks will be amortized to operations over their estimated useful lives of twenty years.

     REVENUE RECOGNITION

     Product sales will be recognized at the time goods are shipped. System and project revenue will be recognized utilizing the percentage of completion method that recognizes project revenue and profit during construction based on expected total profit and estimated progress towards completion during the reporting period. All related costs are recognized in the period in which they occur.

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

     ii)  Translation of foreign subsidiary balances:

          Monetary balance sheet items of UVS are translated into US dollars at the rates of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss and are included separately in operations.

          Adjustments

          These interin financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

3.   Restricted Cash

     In connection with a letter of credit, required under a long-term project to be completed in fiscal 2000, the Company purchased a C$391,000 face value Bankers' Acceptance to be held as a bond for the letter of credit of C$390,809.

4.   Property, Plant, and Equipment

     Property, Plant, and Equipment are stated at cost less accumulated depreciation.

                                                                                              May 31,      Aug. 31,
                                                                                               2000          1999
                                                                            Accumulated      Net Book      Net Book
                                                                Cost       Depreciation        Value         Value
                                                                  $              $               $              $
        Computer equipment                                      45,209         27,571          17,638         19,729
        Computer software                                        7,850          4,086           3,764          2,818
        Display equipment                                       33,016         27,094           5,922         10,613
        Office furniture and equipment                          32,480         23,869           8,611         10,950
        Plant jigs, dies, moulds, tools and equipment          104,320         68,836          35,484         41,613
        Leasehold improvements                                  26,724         24,722           2,002          5,790
                                                               -------        -------         -------        -------

                                                               249,599        176,178          73,421         91,513
                                                               =======        =======         =======        =======

        Depreciation per class of asset:                                                        Nine months ended
                                                                                              May 31,       May 31,
                                                                                               2000          1999
                                                                                                 $             $

        Computer equipment                                                                      5,964          5,283
        Computer software                                                                       1,214            761
        Display equipment                                                                       4,691          4,775
        Office furniture and equipment                                                          4,351          4,375
        Plant jigs, dies, moulds, tools and equipment                                          13,393         12,836
        Leasehold improvements                                                                  3,788          4,009
                                                                                               ------         ------

                                                                                               33,400         32,039
                                                                                               ======         ======

5.   Patents and Trademarks

     Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra Guard-Registered Trademark- System. These costs are amortized over twenty years. Components of the Ultra Guard-Registered Trademark-System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries. Translations and other requirements to formalize these patents will continue through Year 2000.

6.   Demand Loans

     As of August 31, 1999, the Company repaid $289,956 of the $341,940 loans payable owing to three unafilliated companies (not acting as a group for Section 13 or Section 16 purposes and introduced to Service Systems by Elco Bank located in Nassau, Bahamas) with $289,256 in proceeds from the exercise of Class "E" warrants for 1,446,281 shares @ $0.20 per share and with the issuance of 1,446,281 Class "E" warrants exercisable at $0.40 each expiring September 13, 2002, leaving a balance owing of $52,683. During the first quarter of fiscal 2000, loan proceeds from these same investors were received in the amount of $258,753; during the second quarter additional loan proceeds in the amount of $250,080, were received, which, together with accrued interest amounting to $12,095, brought the loans payable balance to $573,611. During the third quarter, additional loan proceeds of $232,000 were received and interest amounting to $8,057 was accrued, bringing the balance to $813,669. The Company repaid $573,837 of these loans during the third quarter with issuance of the following:

                    No. of  Shares     Price Per Share        Class E Warrants           Class B Warrants
                        1,217,456          $0.30              1,217,456 @ $0.40          1,217,456 @ $0.20
                           93,334          $0.30                 93,334 @ $0.35
                          214,000          $0.40                214,000 @ $0.40
                          475,000          $0.20                475,000 @ $0.25

     At the end of the third quarter, the balance owing was $239,832. The loans payable to these companies are unsecured, interest bearing at 10% per annum and due on demand.

7.   Amounts Owing to Related Parties

     Current Liabilities                                                  2000                     1999
                                                                            $                        $
          (a)     Amounts owing to two directors, due on demand,
                  unsecured and non-interest bearing                   $55,338                 $156,234

8.   Restructuring of Long-term Debt and elimination of minority interest

     Amounts owing to Related Parties

     During the quarter ended February 29, 2000, two directors agreed to defer payment of their loans amounting to $206,230 until June 30, 2001.

     Before fiscal 1998, UV Systems Technology Inc. (UVS) issued 2,000 Class "A" preferred shares at C$1,000 per share for proceeds of C$2,000,000 (US$1,356,392). Until February 14, 2000, the holders of these shares also owned 49.3% of the common shares of UVS ("minority shareholders").

     During fiscal 1998, minority shareholders advanced C$631,000 to UVS. Interest accrued to June 29, 1998, at 20% per annum, totaled C$280,000. Pursuant to an interim refinancing agreement ("the Agreement"), dated June 29, 1998, all accrued interest was waived. The principal repayment of C$631,000 was deferred to June 29, 2003, with interest at 10% accruing. The Company waived interest of C$217,000 accrued on its loan to UVS of C$1,287,000.

     Under the Agreement one of the minority shareholders advanced C$909,000 to UVS. This advance was secured by a subordinated debenture on all of UVS's assets, bearing interest at 10%, payable monthly.

     Pursuant to a letter agreement signed February 14, 2000, the minority shareholders forgave accrued interest in the amount of C$221,583; loan principal in aggregate amounting to C$1,576,098 was converted into 2,159,036 shares of Regulation S common stock of the Company at C$0.73 (US$0.50) per share. Class A preferred shares of UVS in the amount of C$2,000,000 were converted into 2,054,794 shares of Regulation S common stock of the Company at C$0.9733 (US$0.6667) per share. In aggregate, $2,449,383 was converted into 4,213,832 shares of the Company, at an average fair market value of $0.58 per share. All Class A Preferred shares and Class B Common shares of the subsidiary, UVS, were transferred to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH SERVICE SYSTEMS' FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING EVENTS OR THE FINANCIAL PERFORMANCE OF SERVICE SYSTEMS, AND IS SUBJECT TO A NUMBER OF
RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR OUR PRODUCTS; SERVICE SYSTEMS' OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY OUT PRODUCTS; SERVICE SYSTEMS' NEED FOR CONTINUING CAPITAL INFUSION IN ORDER TO FINANCE OPERATIONS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY US WITH THE SEC.

Our company was incorporated in the State of Nevada in August 1990. Through our Canadian subsidiary, UV Systems Technology Inc., Service Systems manufactures and markets its Ultra Guard-Registered Trademark-ultra violet-based patented water treatment systems. These products are sold primarily for municipal wastewater disinfection; however, the systems can also be adapted for treatment of process and industrial wastewater (where they are currently being applied through UVS's Japanese agent) and for potable water, bottled products and agriculture and aquaculture water treatment.

On December 1, 1996, Service Systems acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. In February 2000, we signed a letter agreenent with the remaining two minority stockholders, Working Opportunity Fund (EVCC) Ltd. (WOF) and MDS Ventures Pacific Inc.(MDS), to purchase the remaining 49.31% of UVS and to eliminate debt owed to them. Under the terms of this letter agreement, WOF and MDS forgave all accrued loan interest in the amount of C$221,583, loan principal in aggregate amounting to C$1,576,098 was converted into 2,159,036 shares of Service Systems Regulation S common stock at C$0.73 (US$0.50) per share, and Class A preferred shares of UVS held by WOF and MOS in the amount of C$2,000,000 were converted into 2,054,794 shares of Service Systems Regulation S common stock at C$0.9733 (US$0.6667) per share. All UVS shares of Class A Preferred shares and Class B Common shares were transferred to Service Systems.

Service Systems' Ultra Guard-Registered Trademark- UV systems include a tested mechanical wiper cleaning system and a tested temperature control system. The temperature control system permits the infinite variable lamp UV output intensity to be stable and controllable. The benefits of the temperature control are, instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings, and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Research and development of an electronic ultrasonic cleaning system are in process.

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the 1999 fiscal year, the client ordered changes to his UV system amounting to C$31,200, all of which was prepaid by the client. Fifty percent of the work had been completed by August 31, 1999. The balance of the work was shipped in April 2000. Due to design changes that will increase the flow at this site, additional upgrades will be conducted in the future. In June 2000, an additional prepaid order was received for upgrades to the existing UV system amounting to C$43,952.00

A 6-lamp Ultra Guard-Registered Trademark- UV system capable of disinfecting a wastewater flow of 3.5 million gallons per day was sold to Hamilton, Alabama and was installed in March, 1999. Successful final performance testing was conducted in July 1999. This UV project is the first full scale operating Ultra Guard-Registered Trademark- UV system installed in North America. We expect that the Ultra Guard-Registered Trademark- UV system in Hamilton will provide significant equipment exposure to others contemplating upgrading their Wastewater Treatment Plant discharges by replacing chlorine as the disinfecting means with environmentally friendly ultraviolet disinfection.

In September 1999, a formal order for a UV system for a project in Toronto, Canada was secured for about C$685,000. The project was scheduled for delivery in June 2000 but has been delayed by the client until October 2000. This project is currently in the design and approval phase. Manufacturing has as well been delayed from the scheduled February 2000 start and now will commence in July 2000. The UV system will be delivered to the City of Toronto to be used for disinfection of combined storm overflows (CSO) and is part of a C$50 million project (the world's largest submersible CSO pumping station).

In September 1999, we received an order valued at over C$1,100,000 for the City of Peterborough wastewater treatment plant. Design approval is currently ongoing. The client has delayed the wastewater plant construction project and has now scheduled it for completion in April 2001. Manufacturing of the UV equipment will not commence until July 2000. Delivery of our equipment is scheduled for January 2001 and startup of the system is scheduled for the end of April 2001. The UV system will disinfect effluent flow in excess of 36 million gallons per day.

Purchase orders for two additional UV systems valued at approximately C$150,000 were received in the 1999 fiscal year. The systems are being produced during the 2000 fiscal period and will be delivered into the Province of Ontario. One project at Deep River, Ontario, manufactured for Thorburn Penny Ltd, an Azurix Company, was delivered in March 2000 and startup will occur in July 2000. The second project, to be manufactured for the Mohawk Council of Akwesasne in Cornwall, Ontario, was delayed by the owner and will now be produced for delivery in December 2000.

In January 1999, a Production Demonstration Unit was installed at the County Sanitation District of Los Angeles County (the County). The testing program was presented at the Energy Efficiency Forum held in San Diego on August 30-31, 1999. Testing was completed in July 1999 and was conducted and paid for by the County. The purpose of the test was to determine the Ultra Guard-Registered Trademark- UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to the use of a company's UV product in reuse of wastewater for agriculture and other purposes. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard-Registered Trademark- UV system to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. A substantial saving in energy usage, 12.7%, was achieved by using the Ultra Guard-Registered Trademark- system. The same safeties are applied to both types of lamps. On February 28, 2000, we were advised by the Department of Health Services that Title 22 approval had been granted.

In October 1999, we signed an agreement with a leading Australian UV equipment manufacturer to market its products in North America. The products provided through this agreement would permit us to sell into market areas not currently serviced. These products will service small to intermediate scale projects for municipal and industrial clients in the area of potable water, food processing and recreational services. In addition, the products are used by clients that require treatment solutions beyond disinfection, such as oxidation of chemical and organic by-products occurring in nature as well as those occurring as a result of production processes.

During the quarter ended February 29, 2000, we produced the prototype of a new UV product line. This product, with a designed disinfection capacity of up to
1.0 million gallons per day per lamp, will incorporate our patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp and the patented flow balanced weir. Additional features include full password protected, Internet based, web monitored, microprocessor control which will permit monitoring of any UVS, UV system from our plant or from any location with an internet connection.

In December 1999, the Company was invited to conduct PDU testing of the effluent at the Sacramento WWTP in Sacramento, California. Personnel from the Wastewater Plant conducted the testing. Results of this first phase testing were encouraging, but not conclusive. Because of these results, a formal testing program was begun in June 2000. Results of the first phase of that testing was within within design requirements. Another series of tests is planned for further verification. The treatment plant currently disinfects using chlorine based chemicals and wishes to switch to UV disinfection. As a result of the large size of solids contained within the effluent, previous UV systems that have been tested at this plant have been unable to effect treatment without first including filtration equipment in the effluent stream. Should the UVST UV system be successful in achieving the disinfection requirements, which test results to date indicate may be expected to occur, the plant would not need to purchase filtration equipment, saving the City in excess of US $20.0 million.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2000 compared to the Three Months ended May 31, 1999.

         REVENUES. During the three months ended May 31, 2000, revenues decreased by $77,967 or 74%, to $26,869 compared to $104,836 during the comparable period for the prior year. This decrease resulted from rescheduling of the projects to meet the client's timing requirement. Revenue from the existing projects awarded will be realized in subsequent periods.

         DIRECT PROJECT COSTS. During the three months ended May 31, 2000, direct project costs decreased by $89,434 or 77% to $26,694, compared to $116,128 for the comparable period of the prior year. This decrease resulted from rescheduling of the projects to meet the client's timing requirement. Revenue from the existing projects awarded will be realized in subsequent periods.

         GROSS PROFIT. We reported an increase in gross profit for the three months ended May 31, 2000 by $11,467 or 102%, compared to a gross profit of $175 from a loss of $11,292 for the same period of the prior year.

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs not being charged against specific contracts. We reported an increase for the three months of fiscal 2000 of $10,759 or 105%, to $21,047 from $10,288 for the same period of the prior year. This increase resulted from the decrease in project manufacturing in progress and resultant decrease in manufacturing overhead utilization.

         SELLING EXPENSES. We reported an increase for the three months of fiscal 2000 of $3,308 or 7%, to $52,076 from $48,768 for the comparable period of the prior year. The increase for the three months was due to an increase in sales engineering expenses.

         GENERAL AND ADMINISTRATIVE EXPENSE. We reported a decrease of $20,978 or 21% for the three months of fiscal 2000 to $77,808 from $98,786 for the same period of the prior year. The decrease during the quarter was mainly due to decrease in expenses relating to administrative management.

         RESEARCH AND DEVELOPMENT. We reported an increase for the three months of fiscal 2000 of $2,874 or 26%, to $13,771 from $10,897 for the comparable period of the prior year. The increase for the three months was due to a recent addition of a staff member.

         AMORTIZATION OF GOODWILL. We reported $121,270 for the three months of fiscal 2000 and the same figure for the comparable period of the prior year.

         INTEREST, NET OF INTEREST INCOME. For the three months of fiscal 2000, we reported a decrease of $19,912 or 83%, to $4,083 from $23,995 for the comparable period of the prior year, largely due to the decrease in loan amounts payable and forgiveness of interest.

         FOREIGN EXCHANGE TRANSLATION LOSS. For the three months of fiscal 2000, we reported a decrease of $49,387 or 87%, to $7,060 from $56,447 for the comparable period of prior year. This decrease resulted from the decrease in the value of the Canadian dollar as compared to the third quarter of the prior year.

         NET LOSS FOR THE PERIOD. We reported a decrease in net loss for the period of $84,803 or 22% for the three months of fiscal 2000, to $296,940 from $381,743 reported for the comparable period of the prior year. The decrease in net loss was due primarily to the effect of the decrease in loan amounts payable and interest forgiven as described above.

         NET LOSS PER SHARE. For the three months of fiscal 2000, we reported a net loss per share of $0.01, a decrease of $0.02, or 67% over the net loss per share of $0.03 reported for the same period in the prior year. The net loss per share reduced as a result of the decrease in net loss reported above and the effect of the loss being allocated over an increased number of outstanding shares and share equivalents.

Nine Months Ended May 31, 2000 compared to the Nine months ended May 31, 1999.

         REVENUES. During the nine months of fiscal 2000, we reported revenues of $75,993, a decrease of $187,200 or 71%, from the $263,193 reported in the nine months of fiscal 1999. This decrease resulted from delayed completion of projects in process, which did not provide for payment during that period. Revenue from the additional projects awarded during the period is expected to be realized during subsequent quarters.

         DIRECT PROJECT COSTS. For the nine months of fiscal 2000, we reported $62,135 of direct project costs, a decrease of $184,709 or 75%, from the $246,844 reported in the nine months of fiscal 1999. This decrease resulted from delays in putting projects into manufacturing and from non-completion of contract work from sub-contractors.

         GROSS PROFIT. For the nine months of fiscal 2000, we reported
$13,858 of gross profit, a decrease
of $2,491, or 15%, from the $16,349 reported in the nine months of fiscal
1999. This decrease resulted from delays in putting projects into manufacturing and delayed completion of projects.

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs not being charged against specific contracts. For the nine months of fiscal 2000, we reported manufacturing costs not applied of $78,777, an increase of $29,429, or 60%, from $49,348 reported in the comparable period of the prior year. This increase resulted from the decrease in project manufacturing in progress and resultant decrease in manufacturing overhead utilization.

         SELLING EXPENSES. For the nine months of fiscal 2000, we reported selling expenses of $167,544, a decrease of $1,046, or 1%, from the $168,590 reported in the comparable period of the prior year. This decrease primarily resulted from a decrease in brochure and presentation materials.

         GENERAL AND ADMINISTRATIVE EXPENSE. For the nine months of fiscal
2000, we reported general and administrative expense of $338,581, an increase of $70,032, or 26% from the $268,549 reported in the comparable period of the prior year. This increase resulted primarily from increases in expenses relating to investor relations, administrative management, legal fees, advertising and promotion, and consulting fees due to securing of new projects. Part of the increase is also due to accounting office help for the audit work.

         RESEARCH AND DEVELOPMENT. For the nine months of fiscal 2000, we reported general and administrative expense of $73,499, a decrease of $20,055, or 21%, from the $93,554 reported in the comparable period of the prior year. This decrease was due to the reduction of engineering and prototyping expenses.

         AMORTIZATION OF GOODWILL. For the nine months of fiscal 2000, we reported amortization of goodwill of $363,810, the same figure for the comparable period of the prior year.

         INTEREST, NET OF INTEREST INCOME. For the nine months of fiscal 2000, we reported interest recovery, of $113,627, an increase of $180,323, or 270%, over interest expense of $66,696 reported in the comparable period of the prior year. The increase in interest recovery is a result of interest waived by minority shareholders and Service Systems, a provision included in the purchase of the minority shareholders' 49.31% ownership of the Company's subsidiary, UV Systems Technology Inc.

         FOREIGN EXCHANGE TRANSLATION LOSS. For the nine months of fiscal 2000, we reported foreign exchange translation loss of $62,354, a decrease of $68,415, or 52%, from the $130,769 reported in the comparable period of the prior year. This decrease resulted from the decrease in the value of the Canadian dollar as compared to the nine months of the prior year.

         NET LOSS FOR THE PERIOD. For the nine months of fiscal 2000, we reported a net loss for the period of $957,080, a decrease of $167,887, or 15% over $1,124,967 reported in the comparable period of the prior year. The decrease in net loss was due primarily to the effect of interest forgiven and the decrease in loans payable as described above.

         NET LOSS PER SHARE. For the nine months of fiscal 2000, we reported a net loss per share for the period of $0.06, a decrease of $0.03, or 50% over the net loss per share of $0.09, reported for the comparable period of the prior year. The net loss per share reduced as a result of the decrease in net loss reported above and the effect of the loss being allocated over an increased number of outstanding shares and share equivalents.

LIQUIDITY

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments, if and when sales are made. In addition, we are dependent on sales to a licensee, which is obligated to purchase agreed upon system components, and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include a provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

Our sales of Ultra Guard-Registered Trademark- systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. Sales on both an annual and quarterly basis are subject to fluctuations, which are often beyond our control.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms that are acceptable or if at all.

We financed our operations during the nine months of fiscal 2000, in part, from sales of Regulation S and restricted common stock amounting to $1,048,083, as well as from loans from related parties in the amount of $53,868. Our financial resources, including an opening cash balance as at August 31, 1999 of $7,985, totalled $1,109,936 for the period. Cash was used to pay out a bank loan in the amount of $209,381 and to reduce loans payable by $172,760. After adjustments to reconcile net loss to cash, total cash used amounted to $509,945. During the period, we spent $215,898 on patents, trademarks, and capital assets and received proceeds of $3,386 from short-term investment. After the above outflows, we were left with $5,337.

We expect that during fiscal 2000, even if sales at UVS increase as expected, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the manufacturing of products sold and general operational and sales expenses. Subsequent to May 31, 2000, loans amounting to $14,900 and subscriptions to purchase restricted common stock amounting to $95,400 were received. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

Part II                 OTHER INFORMATION

Item 1.  Legal Proceedings

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P Nield (a former Director and Vice President of the Company). O'Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus". He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. Examination for discovery of Charles P. Nield was conducted in June 1999; since then there has been no further activity.

Item 2.  Changes in Securities

During the fiscal quarter ended May 31, 2000, Service Systems issued the following securities.

Service Systems issued the following shares of common stock and warrants to four Canadian technical consultants and one US technical consultant for services:

----------- ---------- ----------------------- --------------------- ------------------- ------------
Date        Shares     Warrants                Residence/            Consideration       Exemption
                       Class A*                Citizenship           valued at

----------- ---------- ----------------------- --------------------- ------------------- ------------
3/30/00     50,000     50,000, exercisable     Canada                Services valued     Regulation S
                       at $.90/sh.                                   at $24,000
----------- ---------- ----------------------- --------------------- ------------------- ------------
3/30/00     20,000                             U.S.                  Services valued     Section 4(2)
                                                                     at $6,000
----------- ---------- ----------------------- --------------------- ------------------- ------------

Service Systems also issued common stock and/or warrants to five Canadian investors as follows:

----------- ---------- ----------------------- --------------- --------------------------- ----------------
Date        Shares     Warrants                Residence/      Consideration               Exemption
                                               Citizenship
----------- ---------- ----------------------- --------------- --------------------------- ----------------
3/30/00     50,000     200,000 Class E *,      Canada          $20,000 from exercise of    Regulation S
                       exercisable at                          50,000 Class E warrants
                       $0.60/sh. Extension
                       of current Class E
                       warrant exercise
                       period
----------- ---------- ----------------------- --------------- --------------------------- ----------------



3/30/00     78,000     78,000 Class A*,        Canada          $39,000                     Regulation S
                       exercisable at
                       $0.60/sh
----------- ---------- ----------------------- --------------- --------------------------- ----------------
5/2/00      44,000     22,000 Class A*,        Canada          $19,792.10                  Regulation S
                       exercisable at
                       $0.60/sh
----------- ---------- ----------------------- --------------- --------------------------- ----------------

Service Systems issued to three unaffiliated companies in Nassau, Bahamas, (introduced to Service Systems by Elco Bank and not acting as a group for Section 13 or Section 16 purposes), the following to repay loans from those companies:

----------- ---------- ----------------------- --------------- --------------------------- ----------------
Date        Shares     Warrants                Residence/      Consideration               Exemption
                                               Citizenship
----------- ---------- ----------------------- --------------- --------------------------- ----------------
3/30/00     1,999,790  1,217,456               Bahamas         Repayment of loans of       Regulation S
                       Class B**,                              $573,837
                       exercisable at
                       $0.20/sh
                       1,999,790 Class E **
                       exercisable at $0.25
                       - 0.40/sh
----------- ---------- ----------------------- --------------- --------------------------- ----------------

----------- ---------- ----------------------- --------------- --------------------------- ----------------

----------- ---------- ----------------------- --------------- --------------------------- ----------------

*These warrants are immediately exercisable for a period of 3 years. **These warrants are exercisable for 1 year from the date of issuance for a period of 2 years.

In accordance with the Letter Agreement between Service Systems, WOF and MDS dated February 14, 2000, Service Systems issued, on March 30, 2000, to WOF 2,819,723 and to MDS 1,404,109 shares of common stock in repayment of debt of $2,449,383, pursuant to Regulation S.

Three employees (including two executive officers) and a technical consultant were issued performance shares under Service Systems' 1999 Long Term
Employee Incentive Plan as follows:

---------- ----------- --------------- --------------------- -----------------
Date       Shares      Residence/      Consideration         Exemption
                       Citizenship
---------- ----------- --------------- --------------------- -----------------
5/2/00     760,000     Canada          Attainment of         Regulation S
                                       performance goals
---------- ----------- --------------- --------------------- -----------------

All of the investors in Service Systems' securities were informed of the risks involved in an investment in Service Systems and had access to all information about Service Systems that they needed in order to make an informed investment in Service Systems. All securities bear restrictive legends appropriate for the particular exemption under which they were issued. Each investor executed an appropriate representation letter.

Item 3.  Defaults upon Senior Securities

           None

Item 4.  Submissions of Matters to a Vote of Security Holders

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

           Exhibit Number     Description

           (3)(i)             Articles of Incorporation(1)

           (3)(ii)            Bylaws(2)

           (4) Statement re: computation of per share earnings Filed electronically herewith

           (27)               Financial Data Schedule   Filed electronically
herewith






--------
  (1) Incorporated by reference to the Registrant=s Form 10-SB effective 1/17/97

  (2) Incorporated by reference to the Registrant=s Form S-8 effective 10/6/97

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

               SERVICE SYSTEMS INTERNATIONAL, LTD.

Date:  July 14, 2000                     /s/ Kenneth R. Fielding
                                         ---------------------------------------
                                         Kenneth R. Fielding, President


Date:  July  14, 2000                    /s/ John R. Gaetz
                                         ---------------------------------------
                                         John R. Gaetz, Chief Financial Officer