Form 10KSB40
period 2000-08-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2000-12-14
CIK 1014989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                                 For the Period ended August 31, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB (X)

The issuer's revenues for its most recent fiscal year were $74,388.

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on November 17, 2000 was $0.54. The number of shares outstanding of the issuer's only class of Common $.001 par value was 22,314,023 on November 30, 2000.

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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Vancouver-based Service Systems International, Ltd., through its wholly owned subsidiary UV Systems Technology, Inc. ("UVS"), is the manufacturer and marketer of state of the art ultraviolet disinfection systems for wastewater and potable water. We are committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, ultraviolet-based water treatment systems. Through UVS, we hold two United States patents and five international patents on various components of our ultraviolet disinfection system, including the flow reactor chamber and flow balanced discharge weir.

Our executive offices are located at 2800 Ingleton Avenue, Burnaby, BC, Canada V5C6G7. In about February 2001, we will move to new offices at 201-11 Burbridge Street, Coquitlan, B.C. Canada V3K 7B2. The telephone number is
(604) 451-1069 and the facsimile number is (604) 451-1072. References in this document to we, us, our, and the company include its consolidated wholly-owned subsidairy, UV Systems Technology Inc., unless the context otherwise requires. ULTRA GUARD-Registered Trademark- and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners. All monetary figures in the document are in United States dollars except Canadian dollars which are indicated as "C$".

COMPANY BACKGROUND

Our company, Service Systems International Ltd., was incorporated in Nevada in August 1990 and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership. Service Systems was acquired in July, 1995 by eight Canadian and European individuals. The investors' intent was to develop the company into the United States marketing arm of UV Systems Technology Inc. (UVS), which was incorporated in British Columbia, Canada in 1993. Our company issued 1,600,000 shares of its restricted common stock to certain individual stockholders and one of our officers, as repayment of cash paid to others for expenses related to the acquisition.

In an effort to further advance our marketing objective, in September 1995, we entered into a marketing distribution agreement with UVS Systems Technology Inc., for marketing rights for the Ultra Guard-Registered Trademark- system in eight

Western states. In July 1996 we entered into a funding agreement with UVS. Under the funding agreement, we supplied 50% of UVS' operating funds for a six-month period. During this period, we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire 50.69% of UVS.

On February 14, 2000, we entered into a letter agreement with WOF and MDS to purchase the remaining 49.31% and outstanding preferred stock of UVS. Under the terms of the letter agreement, WOF and MDS forgave all accrued loan interest in the amount of C$221,583, loan principal in the aggregate amount of C$1,576,098 was converted into 2,159,036 shares of Service Systems restricted common stock, pursuant to Regulation S, valued at C$0.73 per share (US $0.50 per share). The Class A preferred shares of UVS in the aggregate amount of C$2,000,000 were converted into 2,054,794 shares of Regulation S Service Systems restricted common stock valued at C$0.9733 per share (US$0.6667 per share). In the aggregate, $2,449,383 was converted into 4,213,832 shares of Service Systems common stock at an average fair market value of $0.58 per share. All Class A Preferred shares and Class B common shares of UVS were transferred to Service Systems.

INDUSTRY BACKGROUND

The treatment of municipal wastewater and drinking water to eliminate contaminants injurious to health and the environment is a worldwide concern. In 1995, the world spent an estimated $335 billion for the purification of drinking water, wastewater treatment and treatment of industrial process water and fluids. World spending for drinking water purification and municipal wastewater treatment only is estimated to reach $300 billion per year (plus another $200 billion for industrial treatment needs) by year 2000. A United States Environmental Protection Agency survey in 1984 reported that 15,378 municipal treatment plants were in operation in the United States and projected the number to increase to approximately 21,000 by the year 2000. Of the 15,378 plants operating in 1984, only 107 were using or were being constructed and designed for UV treatment. Some of these 15,378 plants had limited or no disinfection. Many of the existing plants identified in 1984 will be required to upgrade or be replaced to meet current United States environmental standards, at an estimated cost of more than $180 billion. This, together with the new treatment plants projected to be built, represents the United States municipal wastewater treatment market for the ultraviolet treatment industry.

Treatment of municipal wastewater begins by settling or filtering out solid wastes and removing chemicals, minerals, etc. After this treatment, the effluent must be disinfected before discharge into a body of water. Five major factors are used to decide which method of disinfection will be used. The first four are: performance, operating cost, safety of method selected and verification by pilot study. These relate to the disinfection process itself. The fifth factor is potential adverse effects of the disinfectant on the environment. Currently, the majority of treatment systems in the United States use chlorination. Other treatment alternatives include ozonation and ultraviolet light.

The chlorination process can raise significant environmental concerns. As reported in a 1986 U.S. Environmental Protection Agency study, MUNICIPAL WASTEWATER DISINFECTION, even low chlorine residual levels are very difficult to control in receiving streams. The waste stream is influenced by factors such as temperature, pH, alkalinity, suspended solids, chemical oxygen demand and nitrogen containing compounds. All of these factors influence the effectiveness of chlorine disinfection. The environmental impact includes the toxicity of residual chlorine to plant and wildlife and the formation of potentially toxic halogenated organic compounds. Many treatment plants use sulfur dioxide to remove the chlorine from the treated water. This reduces the chlorine residual, but probably does not affect halogenated organic compounds and adds its own negative effect in the receiving water. Chlorine is extremely volatile therefore, its safe transportation is difficult. Many states' regulations require that a treatment facility using chlorine train its personnel in correct handling and safety procedures.

Ozone, an unstable gas, is very effective as a bactericide and virucide. However, in some instances, mutagenic and/or carcinogenic compounds have resulted from the use of ozone. Ozone treatment can be expensive; ozone must be generated on-site in an expensive process. The ozonation process is relatively complex to operate and maintain, and the equipment costs are high.

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

SERVICE SYSTEM'S STRATEGY

Our Company is committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, UV-based water treatment systems. Our objective is to become a leading supplier of UV disinfection systems for municipal wastewater and, eventually, for industrial process water and potable water. We believe that the current, widespread use of chlorine as the treatment method does not address its environmental effects. A superior, cost-effective system for water disinfection is needed around the world. Our UV system answers these needs. It is state of the art, proprietary, environmentally friendly, efficient, and provides numerous opportunities for us to expand the scope of our activity beyond municipal wastewater.

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

Recent testing of ultraviolet light as a means to deactivate the bacteria Crypto and Giardia in potable water has proven that at very low doses (below 20mWs/cm2), UV treatment will meet quality standards acceptable for drinking water. Crypto and Giardia cannot be deactivated using chlorine and the alternative to UV is the use of filtration. Currently, the US EPA has approved additional testing and the use of UV systems in a potable water application. We expect that the use of UV will receive general acceptance for potable water application in North America in the near future.

Process water disinfection is required in industries such as breweries, soft drink producers, pharmaceutical, pulp and paper production, agriculture, aquaculture, and marine life systems. Potable water treatment is needed for drinking water from normal municipal supply, bottled water, and disaster relief. Disinfection is also needed for bottled and packaged juices and other fluids.


ENHANCEMENT AND EXPANSION OF MARKETING EFFORTS.

Our product is marketed through a representatives' network in North America and in selected countries of the world. This network needs and continues to be expanded so that we have at least one representative in each of the United States. This process will continue both in the United

States and in other selected countries of the world until we achieve full customer support. When and if the opportunity arises, we intend to acquire firms serving a similar industry. We have entered into a Letter of Intent with U.S. Filter, a major producer and marketer of water treatment systems, to market our UV system in the North, South and Central America and the Caribbean. Negotiations on a final agreement are in process, and we expect, but cannot assure, that an agreement will be concluded in the near future.

EXPAND INTERNATIONAL SALES

While awareness of the need for water disinfection in North America is high, that awareness in other parts of the world also has expanded and the market for treatment and disinfection systems is expanding. With the compact and adaptable nature of our treatment system, its patented and proprietary technology, and the full-size production demonstration units (PDU), we believe we have a good potential to expand into the international market. Given adequate resources, it is our intention to pursue this market aggressively.

OUR  PRODUCT

We manufacture and market our UV disinfection system under our registered trademark, Ultra Guard(R). The Ultra Guard-Registered Trademark- system incorporates: 1) low-pressure, high intensity, high efficiency UV lamps, 2) infinitely variable ultraviolet lamp controllers, 3) a patented high-performance reactor module, 4) patented flow-balanced weirs, and 5) an automatic quartz sheath cleaning system. The mechanical cleaning system has been developed and has been introduced into the marketplace by demonstration on our full scale demonstration systems. Currently, our product is used primarily for municipal wastewater disinfection. However, our UV technology can be applied to many treatment needs. These include industrial process water disinfection, potable water disinfection, and other fluid and air disinfection. Once we establish a base in the wastewater disinfection market, we intend to expand our business into those areas.

UV disinfection systems have none of the safety issues with which chlorination systems must deal. UV has the advantage of being relatively simple to operate and maintain. UV disinfection is a physical, rather than chemical process, using UV radiation to permeate bacterial and viral cell walls and prevent the cells from replicating.

In competing UV systems, after solid materials are removed, the effluent is directed through banks of low pressure, low intensity or medium pressure, high intensity UV light producing mercury vapor arc lamps. In order to disinfect a liquid, the UV energy within the 240 - 280 nm wave band must be directed into the liquid at a minimum intensity level. As the lamp emits radiation and the fluid distance from the lamp increases, the intensity is reduced. Traditionally, maximum exposure has been obtained by utilizing a very large number of low pressure, low intensity lamps through which fluid passes. Murkier fluids require more lamps and closer placement of the lamps in proximity to one another. Like competing UV systems, our Ultra Guard-Registered Trademark- system also exposes fluid to UV light for a time sufficient to damage the reproductive ability of the microorganisms. However, in the Ultra Guard-Registered Trademark- disinfection process, fluid to be disinfected, 1) passes through a diffuser plate to even the flow, 2) passes through our patented flow reactor module which surrounds the UV lamp, and 3) leaves the disinfection channel through our patented flow-balanced discharge weir.

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

After passing through the diffuser screen, the fluid enters our Ultra Guard-Registered Trademark- patented flow reactor module. Service Systems' competitors' straight-through systems require repeated and continuous exposure to multiple banks of UV lights. In our UV system, the fluid oscillates as it moves through the reactor module. This ensures that all influent receives exposure at the quartz sheath, the highest UV intensity point output of UV light from a single lamp. The reactor module provides an additional benefit. In other UV systems, slow fluid flow velocity through the lamps and higher temperature permit build up of sedimentary deposit, which reduces the efficiency of their systems. Our reactor module is designed to cause the fluid to pass closer to the UV light at high velocities, reducing sedimentary deposit (fouling) on the quartz sleeve that houses the UV lamp. The reduction of fouling permits the lamps to continue to operate at peak efficiency for longer periods of time. When fouling does occur, our mechanical cleaner incorporated into the reactor module automatically cleans the quartz sleeve. The combination of reduced sedimentation and fouling, and the automatic cleaning system, directly addresses one of the major concerns about the use of UV disinfection systems. We believe that our advanced method of fouling reduction will contribute to the acceptance of our UV systems.

As the effluent leaves the reactor module, it discharges from the disinfection channel through the patented flow balanced weir. Most other UV systems use conventional counterbalanced flap gates to control flow through the disinfection channel. Counterbalanced weirs that are incorrectly adjusted can cause surging of the fluid, exposing the UV lamp to air and reducing system efficiency. The Ultra Guard-Registered Trademark- patented flow-balanced weir is based on the principle of atmospheric pressure equalization. It will maintain correct channel depth without moving gates, valves, special sensors or other methods requiring operator involvement. Our UV lamp remains fully submerged even during periods when there is zero flow at the wastewater plant.

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

In our UV system, we use low-pressure, high intensity, high efficiency UV lamps. These lamps emit high intensity light to penetrate murky effluent and reduce fecal coliform or other pathogen counts to design specification levels. These lamps operate at 40-60% of the electrical power consumed in low-pressure, low-intensity lamps and 12 to 20% of the electrical power used in medium pressure lamps. Our Ultra Guard-Registered Trademark- system also requires up to 90% fewer lamps than most other low-pressure, low-intensity lamps systems. Medium pressure lamp systems require 3 - 5 medium pressure lamps to equal 1 of our lamps. We also minimize replacement downtime for our lamps because our lamps can be replaced quickly from above while the lamp module remains in the channel.

Our UV disinfection system has a compact size. Increasing the capacity can be easily accomplished by adding channels and lamps in parallel or in series. In applications of more turbid than normal effluent or where more stringent effluent discharge regulations must be met, a second, third or fourth lamp module may be installed immediately behind the first module. We have designed the UV system to disinfect wastewater treatment plant flows up to any size. Systems can be customized to suit specific site conditions and discharge requirements. Our single lamp systems cost between $8,000 and $15,000; the cost of our systems requiring more lamps is a multiple of that, with volume discounts available for larger sales. Typically a system requires one lamp for every 0.5 -
0.8 million gallons of wastewater disinfected.

CUSTOMERS

Our customers to date have been municipal wastewater treatment facilities projects, sold through our distributors and representatives, and semi-conductor plants to which sales have been made through our Japanese agent. Ultra Guard-Registered Trademark-systems have been installed at three wastewater treatment facilities. The first system was commissioned in February 1995 in Paraparaumu, New Zealand and has been in operation since that time. Other specific sales and sales locations are detailed in Management Discussion and Analysis.

SALES AND MARKETING

Our Ultra Guard-Registered Trademark- UV system is marketed both domestically and internationally by two marketing employees and through a network of distributors and representatives with specialized training in wastewater disinfection. As of November 30, 2000, UVS had 1 distributor and 52 representatives, 41 in North America and 11 internationally. Distributors purchase systems and components for resale in a designated territory on an exclusive basis and provide full service to customers. Some agreements require a distributor to purchase a minimum amount of product each year. Distributorship agreements are performance related and usually have a term of one year. Sales representatives act as agents for our Ultra Guard-Registered Trademark- UV system and sell these systems in designated territories. Representatives are paid a commission for sales made within their territories. All distributorship contracts and sales representative contracts include a 30 day cancellation clause. Representatives are paid a commission for sales made within their territories. The usual contract is for a period of one year.

On October 4th, 2000 our Company signed a letter of intent to complete a strategic alliance agreement that would give to US Filter the exclusive rights to market the Ultra Guard-Registered Trademark- UV system within an exclusive territory, which includes North, South and Central America, and the Caribbean. Under the terms of the proposed US Filter strategic alliance, all sales within the exclusive territory will be to US Filter. Sales and marketing, and the appointment of representative and agents in all countries outside of the exclusive territory will remain the Company's responsibility.

Through UVS, we are continuing to recruit distributors and representatives throughout the world during our attendance at international exhibitions. In October 2000 we exhibited at the Water Environment Federation in Anaheim, California, North America's largest water and wastewater show.

We expect that our sales will be to diverse wastewater treatment plants beginning primarily in the United States and Canada and then, expanding world-wide. Other than for initial sales, no one customer is likely to account for more than 10% of our sales, averaged over a five-year period. Because of the size of each project, one project may be expected to represent more than 10% of sales in any given year. Our UV product target sales are to communities of all population sizes.

As part of our sales effort, we have completed 3 production demonstration units which are available for demonstration activities. As previously reported, one PDU has been sold to our North Carolina representative, Emory Wilson and Associates, and is currently site testing. One of the remaining two units is scheduled for test demonstration in Sacramento, California. Four additional units are in process and will be completed, as demand for testing requires. PDU's are fully functional Ultra Guard-Registered Trademark-systems, complete with all of the patented components, and are available for IN SITU testing at wastewater plants. They are compact in size and designed for placement next to an existing outflow channel. PDU's can accommodate flow rates from 100 to 800 U.S. gallons per minute, about 8% of the average wastewater treatment plant flow. An inflow pump draws fluid from the plant's system discharge, at the flow rate required for testing, so that the PDU operates, in effect, as part of the treatment system. The testing period generally runs from two to three weeks in duration, and is operated by our technicians. If necessary, the staff at the treatment plant or the site design engineer's staff can be trained to operate the PDU.

We access marketing opportunities through: 1) published articles in trade publications that are directed to wastewater treatment, 2) the marketing efforts of our distributors and representatives, 3) presentation of technical papers at industry meetings, and 4) meetings with design engineers and others involved in treatment plant design. Videotapes and brochures are available for potential customers and for use by distributors and representatives. Sales opportunities for our UV wastewater treatment systems are made available through requests for proposal received from public entities, and contractor and engineering firms acting for public entities. These opportunities are for systems designed in response to specific wastewater plant criteria. We actively respond to requests for proposal in the United States and throughout the world and normally will provide two to four quotations per week. As of November 30, 2000, we had sixty-six requests awaiting response. The large backlog of inquiries is because of the activities generated from the Letter of Intent signed on October 4, 2000 with US Filter and as a result of the efforts of the agent network of US Filter. See Subsequent Events.

COMPETITION

Our company competes with other producers of UV equipment and other water treatment technologies, many of which are more established and have significantly greater resources. Other major technologies currently in use include chlorination, chlorination with de-chlorination using sulfur dioxide, sodium hypochlorite, and ozonation. Competitive factors include system effectiveness, safety regulation costs, operational cost, practicality of application, pilot study requirements and potential adverse environmental effects. Competition in our primary business of wastewater and process water treatment is primarily with producers using chlorination disinfection systems and with other UV system manufacturers. While we also compete with ozonation systems, ozonation is more commonly used for drinking water purification.

Of all of the disinfection technologies in use, including UV, the most prevalent is chlorination (or chlorination with de-chlorination using sulfur dioxide). The most predominant treatment modality in municipal wastewater and industrial process water systems in the United States and world-wide, is chlorine-based systems. However, because of environmental concerns, and more recently safety concerns, we expect the use of chlorine to decrease significantly over the next three decades. Section 112(r) of the EPA Clean Air Act addresses safety issues of citizens in the surrounding area of wastewater plants using hazardous chemicals, including chlorine. Each plant must have had a risk management plan in place by June 21, 1999. Some States already require a state-level equivalent of the plan, and the Occupational Safety and Health Administration also requires a process safety management program. An industry survey has forecasted that over half of chlorine alternative installations will be UV by 2010. See "INDUSTRY BACKGROUND."

Our UV competitors estimated respective shares of the North American market for wastewater and process water are: 1) Trojan Technologies, Inc., 60%, 2) PCI-Wedeco, 12%, 3) IDI Industries, Inc. 8%, 4) Aquionics, Inc, 5%, and 5) Others, 15%. Trojan Technologies, Inc focuses on UV applications for use in the sewage wastewater industry. They are the largest producer of a product (the medium pressure lamp UV4000) which directly competes with the Ultra Guard-Registered Trademark- UV system. We believe our system to be superior to Trojan's technologically and because of its lower operational costs. Aquionics Inc. competes primarily in the potable water and process industrial water sector using medium pressure UV lamps characterized by their resultant high power consumption. IDI, and PCI-Wedeco sell UV systems of the low pressure, low intensity type for high quality wastewater disinfection. PCI-Wedeco has recently introduced a low pressure, high intensity UV lamp system. This system will, however, still require 4-6 lamps to equal one Ultra Guard-Registered Trademark- lamp. Compared to competing systems, our UV systems are more compact and use less land area, consume 40 to 60% less electrical power than used in low pressure, low intensity systems, and use 80 to 90% less electrical power than used in Trojan's UV4000. These factors result in a lower life cycle operating cost for our systems compared to competitors. Our systems can treat very poor quality effluents, have better hydraulic performance, have automated lamp cleaning, and can be demonstrated using a full-scale, single lamp unit (our production demonstration unit). Combining all of these factors, we believe we can provide a substantially better and consistent quality effluent discharge in terms of total fecal coliform, e-coli or other microbiological concentrations at reduced capital and operating cost.

In competing in this marketplace, we must address the conservative nature of the customer and our financial resources. Although we can demonstrate our systems' superiority, our relative newness in the market and our minimal financial resources can result in a reluctance on the part of the customer, which we must overcome, to conclude an acquisition of the Ultra Guard-Registered Trademark- system . We believe, as more of our systems come on line and their efficiency and efficacy continue to be demonstrated, that this reluctance will decrease. - Refer to Risk Factors.

PATENTS AND TRADEMARKS

Key components of the Ultra Guard-Registered Trademark- systems are patented in the United States, Canada and International Patent Protection Treaty Countries. Patents cover the UV disinfection system reactor module and the flow balanced weir. Patent protection on the lamps expired in 1999, but due to the technology and the cost involved in manufacturing the lamp and the compatible electronics needed to operate the lamps, we believe that the expiration of the patents should not materially affect our business. With the patents we hold on other key components in the Ultra Guard-Registered Trademark- system, competing systems, even if they use our lamps, would operate at about 50% of the capability of our system. The patents on the other patented key components were recently issued in the United States and will extend into the year 2018.

We also hold registered trademarks on "ULTRA GUARD" and on our "wavy lines and design" logo in the United States and Canada.

REGULATORY MATTERS

Our business and manufacturing are conducted from British Columbia, Canada. We are not subject to any special regulatory requirements above those that are applicable to manufacturing businesses in general in Canada and the United States. Environmental regulations that apply to the sewage industry are specific to the effluent being delivered to the receiving waters. The wastewater treatment plant must comply with these regulations. In the United States, wastewater and process water treatment plants must comply with clean water standards set by the Environmental Protection Agency under the authority of the Clean Water Act and standards set by states and local communities. Through the request for proposal (bidding process), any regulations are passed on to us in the system design requirements. These requests for proposal detail the specifications for the system, including the effectiveness required to meet any regulatory requirements. Compliance with microbiological discharge standards is determined by subsequent operation of the wastewater treatment plant and is generally the responsibility of the plant, unless our treatment system failed to comply with specifications for some reason (a problem that we take great effort to avoid). It is possible that through the inaccuracy or inadequacy of request for proposal specifications and our potential liability if not indemnified, we could become liable to third parties for environmental problems. We could be required to comply with direct regulations by law or regulations enacted in the future (including environmental laws). In these cases, our business and operations could be materially adversely affected.

We are not aware of any regulations that would adversely affect our ability to market our system. The effectiveness of the Ultra Guard-Registered Trademark- UV system enhances our ability to respond to and comply with the applicable sections of the stringent regulatory clean water standards included within requests for proposal.

In many jurisdictions, including the United States, because wastewater treatment systems require permits from environmental regulatory agencies, delays in permitting could cause delays in construction or usage of the our systems by a customer. This in turn could have a material adverse impact on our business. In addition, many of our customers will rely on municipal financing for the purchase of our UV systems. Sales to these customers may be adversely affected by delays in obtaining funds, or the unavailability of funds, caused by budgetary constraints or the bureaucratic process.

MANUFACTURING

The Ultra Guard-Registered Trademark- systems are assembled at our Burnaby facility. Components for the systems are manufactured by a variety of Canadian, United States and international suppliers. We obtain our UV lamps and controllers for the systems from a sole supplier for each. To ensure against any interruption of supply should one of these suppliers be unable or unwilling to provide the parts as required, we are continuing the process of identifying and arranging for alternative sources for these components.

RESEARCH AND DEVELOPMENT

Research and development are considered to be key components of our business strategy. As of November 14, 2000, we had 8 employees collaborating on product manufacturing and development activities, with a combined 100 years of related experience. We also use lamp design and computer software consultants to assist in product development decisions. During the current period, our focus has been on the design and implementation of our previous research and development efforts. Work on alternative sheath cleaning technology, including the use of ultrasonic methods, continues, with increased emphasis on systems automation. Future efforts will focus on expanding and developing technology and equipment for applications such as water treatment units for industrial processes, in addition to sewage effluent disinfection. On a combined pro forma basis, assuming the acquisition of the majority of UVS outstanding common stock had occurred, our research and development expense in fiscal 1998 was $264,282, in fiscal 1999 was $258,132, and in 2000 was $591,811.

EMPLOYEES

As of August 31, 2000, Service Systems had three part-time employees, and UV Systems Technology, Inc had 14 full-time employees and 3 part-time employees. The Service Systems' part-time employees were engaged in management. The UV Systems' part-time employees were engaged in design and in office services. Of the full-time employees, 2 employees were engaged in management, 1 employee was engaged in sales and marketing, 2 were engaged in office services, 2 employees were engaged in R & D and design and six were engaged in production and manufacturing of the Ultra Guard-Registered Trademark-systems which have been sold. The company receiving the benefit of consulting services, Service Systems or UV Systems Technology, pays for the service.

RISK FACTORS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND SERVICE SYSTEMS' CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF SERVICE SYSTEMS, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG THESE FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR SERVICE SYSTEMS' PRODUCTS; SERVICE SYSTEMS' OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY SERVICE SYSTEMS' PRODUCTS; AND OTHER RESK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY SERVICE SYSTEMS WITH THE SEC.


WE ARE SUBJECT TO THE RISKS, EXPENSES, PROBLEMS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN THE ESTABLISHMENT OF A MANUFACTURING BUSINESS, ESPECIALLY IN THE CONTINUALLY EVOLVING, INTENSELY COMPETITIVE, WASTEWATER AND WATER TREATMENT INDUSTRY. We have generated no profits to date and have a loss as of the end of our 2000 fiscal year of $2,101,604. We cannot assure that we will become profitable at any time in the foreseeable future.

SERVICE SYSTEMS COMPETES WITH WELL-ESTABLISHED WATER TREATMENT COMPANIES,
MANY OF WHICH HAVE FINANCIAL, TECHNOLOGICAL AND MARKETING RESOURCES SIGNIFICANTLY GREATER THAN THOSE WE HAVE AVAILABLE. They may have established relationships with customers or potential customers that afford them a competitive advantage. Some of these competitors in the United States market include, Trojan Technologies, Inc., PCI-Wedeco, IDI, Inc., and Aquionics,
Inc. Although the Ultra Guard-Registered Trademark- system does provide us competitive technological and operational advantages, we cannot assure that this advantage will continue. Moreover, we cannot assure that our current UV technology may not be rendered less effective or obsolete by UV and other water treatment technologies developed by our competitors. We may not be able to compete effectively in the current or future markets and competitive pressure may adversely affect our business, financial condition or results of operations.


WE MAY EXPERIENCE PERIODS OF LIMITED WORKING CAPITAL AND MAY BE EXPECTED TO REQUIRE FINANCING FOR WORKING CAPITAL DURING THOSE PERIODS. The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments when sales are made. In addition, we are dependent on sales both to licensees, which are obligated to purchase agreed upon system components we provide, and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods. In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We may not be able to obtain the additional financing on a timely basis, or on terms that are acceptable, or at all.



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

ENVIRONMENTAL REGULATIONS THAT APPLY TO THE SEWAGE INDUSTRY ARE SPECIFIC TO THE EFFLUENT BEING DELIVERED TO THE RECEIVING WATERS. THE WASTEWATER TREATMENT PLANT, AND OUR INSTALLED SYSTEMS, MUST COMPLY WITH THESE REGULATIONS. Our business and manufacturing are conducted from British Columbia, Canada. We are not currently subject to any special regulatory requirements above those that are applicable to manufacturing businesses in general in, Canada and the United States. Refer to REGULATORY MATTERS

WE ANTICIPATE THAT ULTRA GUARD-Registered Trademark- SYSTEMS MAY BE INSTALLED AS REPLACEMENT SYSTEMS FOR EXISTING DISINFECTION SYSTEMS, ESPECIALLY CHLORINATED SYSTEMS. The trend is to phase out chlorinated systems because of their adverse environmental impact. This potential business is dependent upon the availability of funding for municipalities to replace or retrofit existing systems, which cannot be predicted with any certainty.

OUR SYSTEMS CONTAIN STATE-OF-THE-ART COMPONENTS. We cannot assure that we will continue to be able to obtain all of the components we require or that the price of certain components in short supply will not materially and adversely affect our business, financial condition or results of operations. We are dependent upon third parties for the continuing supply of these components. Two of these components, the lamps and the controllers, are obtained from sole suppliers. We are in the process of identifying alternative suppliers for these components; however, alternate sources with the quality, efficiency and at a price we require may be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the components incorporated into our systems. This could require that we redesign a system to incorporate newer or alternative technology. We do not have contracts that would assure availability and price of components to meet our short-term requirements.
Lack of timely availability of components could cause delays in installation of the Ultra Guard-Registered Trademark- system and affect our revenues during certain periods. As well, this could lead to customer dissatisfaction. Limited availability of components could also require premium payments for parts to make installation deadlines and thus adversely affect our profit margin, or cause us to increase our inventory of scarce parts and thus adversely affect our cash flow.

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

OUR PRODUCTS ARE DEVELOPED TO MEET CERTAIN EXISTING AND ANTICIPATED ENVIRONMENTAL, PERFORMANCE AND OPERATIONAL STANDARDS AND GUIDELINES. Changes could cause us to incur significant expense to redesign or upgrade our system. These standards and guidelines are continuing to develop and have been and are subject to change, especially with respect to acceptable microbiological discharge levels.

THE ULTRA GUARD-Registered Trademark- SYSTEM MIGHT BE SUBJECT TO PRODUCT LIABILITY OR COMMERCIAL WARRANTY CLAIMS. We do not have product liability insurance. Considering the use of our systems in large-scale municipal and industrial water treatment systems, the lack or insufficiency of product liability insurance could materially adversely affect our financial condition and ability to do business. We may not be able to obtain coverage at acceptable premiums that will be adequate to protect us from liability.

SERVICE SYSTEMS, THROUGH UVS, OWNS PATENTS ON ITS FLOW REACTOR CHAMBER AND DISCHARGE WEIR, AND MANUFACTURES AND MARKETS ITS PRODUCTS UNDER THOSE PATENTS. Issued patents could be infringed or additional patents that are applied for may not be be issued. The costs of prosecuting an infringement suit can be very significant. If an infringement occurs, we may not be able to preserve our exclusive rights to the patented technology or protect the rights. This could have a material adverse effect on our business. We could potentially infringe on patent, trademark, or copyrights owned by others, for which licenses may not be available. The expenses of defending claims through the prosecution of infringement actions vary and can be substantial. Some of our patented technology, such as the flow reaction chamber, was developed as "work for hire" and, as such, can be subject to claim by the individual(s) who developed it.

WE HAVE OUTSTANDING WARRANTS AND OPTIONS THAT COULD NEGATIVELY INFLUENCE OUR ABILITY TO RAISE ADDITIONAL EQUITY CAPITAL IN THE FUTURE. To the extent that these warrants and options to purchase our common stock are exercised, there will be additional dilution in excess of that resulting from use of common shares in earnings calculations. As of August 31, 2000, the Company had 7,625,147 vested warrants and options outstanding.

OUR COMPANY'S COMMON STOCK IS TRADED ON THE ELECTRONIC BULLETIN BOARD, ON THE OVER THE COUNTER MARKET. While a public market currently exists for our common stock, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, the over the counter market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to our operating performance. We believe factors such as quarterly fluctuations in financial results, announcements of new technologies impacting our systems, announcements by competitors or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of our stock.

FUTURE SALES BY EXISTING SHAREHOLDERS COULD ADVERSELY AFFECT THE PREVAILING MARKET PRICE OF OUR COMMON STOCK. We have 22,307,523 shares of common stock outstanding. Of these shares, approximately 11,657,544 are now eligible for sale in the public market without restriction pursuant to Rule 144(k) or Regulation S under the Securities Act.

SINCE OUR INCEPTION, WE HAVE NOT PAID CASH DIVIDENDS ON OUR COMMON STOCK. Our intention is to retain future earnings, if any, to provide funds for business operations. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE HAVE NOT HELD AN ANNUAL MEETING OF SHAREHOLDERS SINCE WE BECAME A REPORTING COMPANY. Because of the cost involved and our limited financial resources, we have not convened annual meetings of shareholders. Because we have not done so, shareholders have not had the opportunity to vote on election of directors or ratification of auditors and to receive proxy statements. We plan to hold a shareholders' meeting as soon as our financial resources permit us to do so.

ITEM 2.  DESCRIPTION OF PROPERTY

Service System's executive offices were moved in July 1997 from White Rock, British Columbia, Canada, into the UV Systems premises at 2800 Ingleton Avenue, Burnaby, British Columbia. The UV Systems leased premises have 2,537 square feet of executive offices and 9,088 square feet of manufacturing facilities. The lease term was for a period of five years, expiring September 2000. Although an option to renew was included in the lease, our landlord required the space for his use. In October 2000, we signed a five year lease for new premises, for both manufacturing and administration, located at 201-11 Burbridge Street, Coquitlan, B.C., Canada V3K 7B2. The new premises have 2,880 square feet for executive offices and 7,780 square feet for manufacturing space and the base rent is C$5,526.04 (plus GST) per month. UVS' manufacturing operations moved to new premises on November 1, 2000. The office operations of both UV Systems and Service Systems will move their offices approximately February 1, 2001. Insurance plans covering all of our facilities and contents, as well as general liability insurance in an amount considered adequate in the industry (although no assurance can be given that the amount will, in fact, be sufficient should a claim arise).

ITEM 3.  LEGAL PROCEEDINGS

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P Nield (a former Director and Vice President of the Company). O'Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus". He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. Examination for discovery of Charles P. Nield was conducted in June 1999, since than there has been no further activity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fiscal year covered by this report. Refer to Risk Factors.

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

FISCAL YEAR 1998
      Quarter ended November 30, 1997       1.562             0.625
      Quarter ended February 28, 1998       0.687             0.281
      Quarter ended May 31, 1998            0.375             0.170
      Quarter ended August 31, 1998         0.187             0.10

FISCAL YEAR 1999
      Quarter ended November 30, 1998       0.115             0.07
      Quarter ended February 28, 1999       0.23              0.09
      Quarter ended May 31, 1999            1.218             0.20
      Quarter ended August 31, 1999         0.687             0.21

FISCAL YEAR 2000
      Quarter ended November 30, 1999       0.75              0.26
      Quarter ended February 29, 2000       0.88              0.29
      Quarter ended May 31, 2000            1.00              0.31
      Quarter ended August 31, 2000         0.93              0.437

As of August 31, 2000 Service Systems had approximately 126 holders of record of the Common Stock.

Service Systems has never had profits and has never paid cash dividends on its common stock. Our intention is to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER SALES

During the quarter ended August 31, 2000, Service Systems made the following sales in U.S. and Canada. These shares were issued under the exemption provided by Section 4(2) of the 1933 Act with representations from the purchasers as to their investment intent, their access to information and their sophistication. No underwriters were involved, and no commissions were paid in connection with the sales.

--------------------------------------------------------
Name                   Date        Units             Price per unit     Total
----                   ----        -----             --------------     -----
A. Schuler             6/00        13,889 shares          $0.36       $   5,000
                                   13,889 warrants
R. Patrella            8/00        30,000 shares          $0.68       $  20,400
                                   30,000 warrants
M. Dhillon             6/00        200,000                $0.50       $ 100,000
                                   200,000 warrants
M. Dhillon             8/00        70,922 shares          $0.812      $  57,589

Level Jump Trading     8/00        100,000 shares         $0.40       $  40,000

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL
         CONDITION.

The following discussion and analysis should be read in conjunction with our Financial Statements and the Notes attached. Information discussed in this report may include forward-looking statements regarding events or our financial performance and are subject to a number of risks and other factors, which could cause the actual results to differ materially from those contained in the forward-looking statements. Among such factors are,1) general business and economic conditions, 2) customer acceptance and demand for our products, 3) our overall ability to design, test and introduce new products on a timely basis, 4) the nature of the markets addressed by our products, and, 5) other risk factors listed from time to time in documents filed by our company with the SEC. See "PART 1. Item 1. DESCRIPTION OF BUSINESS - RISK FACTORS" above.

BASIS OF PRESENTATION

The financial statements include accounts of Service Systems International Ltd. and its 100% owned subsidiary, UV Systems Technology, Inc.

MANAGEMENT'S DISCUSSION

Our company was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership (see "Company Background"). Through UVS, Service Systems manufactures and markets its Ultra Guard-Registered Trademark- ultra violet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater, and for potable water, bottled products and agriculture and aquaculture water treatment.

In September 1995 Service Systems entered into a marketing distribution agreement with UV Systems Technology Inc. (UVS), a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 Service Systems entered into a funding agreement with UVS. Under the funding agreement, Service Systems provided 50% of UVS' operating funds for a six-month period. On December 1, 1996, Service Systems acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On February 14, 2000, Service Systems entered into an agreement with the remaining two minority stockholders, Growth Works Capital Ltd. (Managers of Working Opportunity Fund (EVCC) Ltd.) (WOF) and MDS Ventures Pacific Inc.(MDS), to acquire the remaining 49.31% common stock and preferred stock. Under this letter agreement, Service Systems issued to WOF 2,809,723 shares of restricted common shares under Regulation S to acquire all UVST Class A and B shares held by WOF and debt of UVST totaling C$2,301,098 and to MDS 1,404,109 shares of restricted common shares under Regulation S to acquire all UVST Class A and B shares held by MDS and debt of UVST totaling C$1,275,000

During the period from December 1, 1996 to September 30, 1997, Service Systems continued with UVS' system development and testing programs. These programs included the development of both a mechanical and electronic automatic quartz sheath cleaning system to remove the fouling build-up due to suspended solids and chemicals prevalent in wastewater.

Field testing of the mechanical wiper cleaning system was concluded during October and November, 1997, at a PDU test site near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels, and the system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during temperatures ranging down to minus 8 degrees Celsius and up to plus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are, instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings, and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Development of the electronic ultrasonic cleaning system has been placed in abeyance pending availability of additional development funds.

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During this fiscal period, the client ordered changes to its UV system amounting to C$31,200 and C$45,952, all of which was prepaid. C$31,200 of the work had been completed by the end of the fiscal period.

A 6-lamp Ultra Guard-Registered Trademark- UV system, valued at $127,000, and capable of disinfecting a wastewater flow of 3.5 million gallons per day, was sold to Hamilton, Alabama and was installed in March, 1999. Successful final performance testing was conducted in July 1999. This UV project is the first full scale operating Ultra Guard-Registered Trademark- UV system installed in North America. This system in Hamilton has provided significant equipment exposure to other wastewater plants contemplating upgrading their treatment plant discharges including replacing chlorine as the disinfecting means with environmentally friendly ultraviolet disinfection.

In September 1999, we secured the formal order for a project in Toronto, Canada for about C$685,000 (US$466,000). The project is currently in design and manufacture and has been rescheduled for delivery to meet customer needs in February 2001. The UV system to be delivered to Toronto is part of a C$50 (US$34) million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and will be used for disinfection of CSO before discharge into Lake Ontario.

After successful PDU testing in September & October, 1998 at the City of Peterborough wastewater treatment plant, we received an order valued at over C$1,100,000 (US$748,000) in March 1999. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The wastewater plant has been rescheduled to be operational by the end of April 2001.

Purchase orders for two additional UV systems valued at approximately C$150,000 (US$258,000) were produced during the 2000 fiscal period and will be delivered into the Province of Ontario in May, 2000. Additional orders for shipment to Louisiana and Virginia were received, with a aggregate value of about $258,000. These two systems are to be delivered in February 2001.

In January 1999, a PDU was installed at the County Sanitation Districts of Los Angeles Country (the County) for testing. The purpose of the test was to determine the Ultra Guard-Registered Trademark- UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to use of a company's UV product in reuse of wastewater for agriculture and other purposes. Testing was completed in July 1999 and was conducted and paid for by the County. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard-Registered Trademark- UV system's to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. Using the same safeties as had been applied to the low pressure, low intensity technology, a substantial saving in energy usage, 12.7%, was achieved by using the Ultra Guard-Registered Trademark- system. On February 28, 2000 the Company was advised by the Department of Health Services that Title 22 approval had been granted.

In October 1999 Service Systems signed an agreement with a leading Australian UV equipment manufacturer to market its product in North America. The products provided through this agreement will permit Service Systems to sell into market areas not presently serviced. These products will service small to intermediate scale projects for municipal and industrial clients in the area of potable water, food processing and recreational services. In addition, the products are used by clients requiring treatment solutions beyond disinfection, such as oxidation of chemical and organic by-products occurring in nature as well as those occurring as a result of production processes. The implementation of these products into Service Systems' product line has been delayed, pended setup of a division to lead this business segment and the funding necessary for its implementation. As a result of the rapidly expanding need for the use of UV in the disinfection of potable water, this implementation has been placed high on Service Systems' priority list as a business segment to develop and exploit in the 2001 fiscal year.

During this reporting period, Service Systems entered into development to reconfigure its UV system. In the quarter ended February 29, 2000, Service Systems produced the prototype of a new UV product line, the Ultra-Flow SLR. This product, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, will incorporate Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp and the patented flow balanced weir. It encompasses layout flexibility, infinite automatic flow control and monitoring, and future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely Additional features include full password protected, Internet-based, web- monitored, microprocessor control, which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection.

In May of 2000, Service Systems started discussions with US Filter/ Wallace & Tiernan Products group, Vineland, NJ for the implementation of a Strategic Alliance to market Service Systems' ultraviolet products. On October 4, 2000, a letter of intent was signed that provided for, among other things, an exclusive alliance to market Service Systems' Ultra Guard-Registered Trademark- UV system in North, South and Central America, and the Caribbean. US Filter is a wholly owned subsidiary of Vivendi Company of France. In 1999, Vivendi Company's total sales were $62.0 billion, including $7.0 billion sales directly by US Filter. We expect that, if consummated, the Alliance will provide us entry into wastewater plants that may not have previously considered us. Although the final documents have not been signed at this date, we expect they will be signed not later than the end of the first quarter of fiscal 2001.

 RESULTS OF OPERATIONS

The following selected financial data for the years ended August 31, 1998 through August 31, 2000 have been derived from Service Systems' audited consolidated financial statements and are provided to assist the reader in understanding the discussion which follows. For full information, the reader should refer to the audited consolidated financial statements and related notes for the periods discussed.

                                           2000            1999           1998
                                           ----            ----           ----
Revenue                                   $74,388        $398,063        $202,894

Loss per common and common
          Equivalent share                 $(0.12)         $(0.13)         $(0.14)

Total assets                           $1,386,198      $2,259,106      $2,652,179

Long-term debt                          $ 206,230      $2,491,056      $2,270,525

Total liabilities                       $ 898,479      $3,651,936      $2,491,096
Total stockholders' equity              $ 487,719     $(1,392,830)      $ 161,083

Year Ended August 31, 2000 compared to Year Ended August 31, 1999.

         REVENUES. For fiscal 2000, we reported revenues of $74,388, a decrease of $323,675, or 81%, from $398,063 in fiscal 1999. The decrease resulted from customer driven delayed completion of projects in process. Revenue from these delayed projects should be realized in the next fiscal year.

         DIRECT PROJECT COSTS. For fiscal 2000, we reported direct project costs of $61,777, a decrease of $282,362 or 82%, from $344,139 in fiscal 1999. This decrease resulted from customer driven delays in putting projects into manufacturing and from non-completion of contract work from sub-contractors.

         GROSS PROFIT. For fiscal 2000, we reported a gross profit of $12,611, a decrease of $41,313, or 77%, from $53,924 in fiscal 1999. This decrease resulted from customer driven delays in putting projects into manufacturing and delayed completion of projects.

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs not being charged against specific contracts. The balance not charged is identified as manufacturing cost not applied. As our level of activity increases, we expect that these costs will be fully recovered. For fiscal 2000, we reported $170,809 of these costs, an increase of $136,317, or 395%, from $34,492 in fiscal 1999. This increase occurred as a result of lack of sales and resultant decreased manufacturing activities.

         SELLING EXPENSES. For fiscal 2000, we reported selling expenses of $240,362, a decrease of $25,108, or 9%, from $265,470 in fiscal 1999. This decrease primarily was a result of reduced sales commissions.

         GENERAL AND ADMINISTRATIVE EXPENSE. For fiscal 2000, we reported general and administrative expense of $650,203, an increase of $228,721, or 54%, from $421,482 in fiscal 1999. This increase resulted primarily from increase in expenses relating to investors, administrative management, legal fees, and advertising and promotion and consulting fees, due to securing new projects. Part of the increase is also due to bad debt expense and accounting office help for the audit work.

         RESEARCH AND DEVELOPMENT EXPENSE. For fiscal 2000, we reported research and development expense of $591,811, an increase of $333,679, or 129%, from $258,132 in fiscal 1999. The increase was due to the write-off of design costs of $144,981, which had previously been capitalized, and engineering and prototyping expenses incurred during the fiscal 2000.

         AMORTIZATION OF GOODWILL. For fiscal 2000, we reported amortization of goodwill of $485,081, the same figure as reported for fiscal 1999. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in 2002.

         INTEREST, NET OF INTEREST INCOME. For fiscal 2000, we reported interest recovery, net of interest income and interest waived, of ($89,556), a decrease of $187,756, or 191%, over $98,200 in fiscal 1999. This decrease resulted from the interest recovery from interest expense waived by minority shareholders and by Service Systems, a provision included in the purchase of the minority shareholders' 49.31% ownership of the Company's subsidiary, UV Systems Technology Inc.

         FOREIGN EXCHANGE TRANSLATION LOSS. For fiscal 2000, we reported a foreign exchange translation loss of $65,505, a decrease of $38,725, or 37%, over $104,230 in fiscal 1999. The decrease in loss in the fiscal 2000 resulted from an increase in the value of the Canadian dollar as compared to the fiscal 1999.

         NET LOSS FOR THE PERIOD. For fiscal 2000, we reported a net loss of $2,101,604, an increase of $488,441, or 30% over $1,613,163 reported in fiscal 1999. The increase in net loss was due to decreased revenues, the write-off of research and development expenses and the increase in expenses relating to investors, administrative management, legal fees, advertising and promotion and consulting fees, due to securing new projects.

         NET LOSS PER SHARE. For fiscal 2000, we reported a net loss per share of $0.12, a decrease of $0.01, or 7%, from $0.13 in fiscal 1999. The net loss per share reduced as a result of the net loss being allocated over an increased number of outstanding shares and share equivalents in fiscal 2000.

Year Ended August 31, 1999 compared to the Year Ended August 31, 1998

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

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs not being charged against specific contracts. The balance not charged is identified as manufacturing cost not applied. As our level of activity increases, we expect that these costs will be fully recovered. For fiscal 1999, we reported $34,492 of these costs, a decrease of $48,085, or 58%, from $82,577 in fiscal 1998. This decrease occurred as a result of increased sales and resultant increased manufacturing activities.

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

         NET LOSS FOR THE PERIOD. For fiscal 1999, we reported a net loss of $1,613,163, and increase of $327,607, or 25%, over $1,285,556 in fiscal 1998.
This increase in net loss resulted from increased expenses and project costs, offset by the increase in project revenue.

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

Our sales of Ultra Guard-Registered Trademark- systems to governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. Sales on both an annual and quarterly basis are subject to fluctuations that are often beyond our control.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms that are acceptable or if at all.

During the year ended August 31, 2000, current assets decreased $224,475 as compared to the period ended 1999. The decrease, net of increase, was due primarily to a decrease in accounts receivable of $225,028, and inventory of $9,929; offset by an increase in cash of $1,306, short term investments of $2,377 and prepaid expenses and deposits of $6,799. Long term assets decreased, net of increases, during the fiscal period ended 2000 by $648,433, as compared to the period ended 1999, due to the amortization of goodwill of $485,081, capital assets $31,018, and a net decrease in patents and trademarks of $132,334 as a result of the write-off of design costs.

Current liabilities decreased during fiscal 2000 by $468,631 as compared to the period ended 1999. The decrease as detailed on the financial statements was due to a decrease in bank loans of $209,381, accounts payable of $67,665, accrued liabilities of $10,007, wages payable of $3,011, loans payable of $175,622 and amounts owing to related parties of $ 62,898, offset by an increase in customer deposits of $59,953. Loans payable and amounts owing to related parties were reduced primarily through conversion of both into capital stock. Long-term debt decreased during fiscal 2000 by $2,284,826 as compared to the 1999 period. The decrease was accomplished by converting of loans payable to minority shareholders into Service Systems capital stock of $2,491,056, offset by an increase in loans payable to related parties of $206,230.

We financed our operations during the 2000 fiscal year, in part, from proceeds of sales of restricted common stock, bank loans, loans from Elco Bank, and loans from related parties and minority shareholders of UVS.

We expect that, during fiscal 2001, as and if sales at UVS increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the manufacturing of products sold and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

 ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

                                  [Letterhead]



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Service Systems International, Ltd.


We have audited the accompanying consolidated balance sheets of Service Systems International, Ltd. as of August 31, 2000 and 1999, and the related consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Systems International, Ltd. as of August 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

"ELLIOTT TULK PRYCE ANDERSON"


Chartered Accountants
Vancouver, Canada
November 30, 2000

Service Systems International, Ltd.
Consolidated Balance Sheets

                                                                                           August 31,
                                                                               -------------------------------
                                                                                  2000                 1999
                                                                                    $                    $
ASSETS

Current Assets:
         Cash and short-term investments                                           9,291                 7,985
         Short-term investments - restricted (Note 3)                            265,279               262,902
         Accounts receivable                                                      85,097               310,125
         Inventory                                                               264,663               274,592
         Prepaid expenses and deposits                                            43,965                37,166
                                                                               -------------------------------

Total Current Assets                                                             668,295               892,770

Property, Plant, and Equipment (Note 4)                                           60,495                91,513

Other Assets:

Goodwill (net of amortization of $1,819,054)                                     606,354             1,091,435
Patents and trademarks (Note 5)                                                   51,054               183,388
                                                                               -------------------------------

Total Assets                                                                   1,386,198             2,259,106
                                                                               ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Bank demand loan                                                              -               209,381
         Accounts payable                                                        164,080               243,067
         Accrued liabilities                                                      23,286                33,293
         Wages and vacation pay payable                                           19,046                22,057
         Customer deposits                                                        88,422                17,147
         Loans payable (Note 6)                                                  252,614               428,236
         Amounts owing to related parties (Note 7(i))                            144,801               207,699
                                                                                 -----------------------------

Total Current Liabilities                                                        692,249             1,160,880

Long Term Debt:
         Amounts owing to related parties (Note 7(ii))                           206,230                     -
         Loans payable - minority stockholders of subsidiary (Note 8)                  -             2,491,056
                                                                               -------------------------------

Total Liabilities                                                                898,479             3,651,936
                                                                               -------------------------------

Stockholders' Equity (Deficit)

Common stock (Note 9), $.001 par value
         50,000,000 shares authorized, 22,307,523 and
         13,094,988 issued and outstanding respectively                           22,308                13,095
         Additional paid-in capital                                            7,105,377             3,132,437

Deficit                                                                       (6,639,966)           (4,538,362)
                                                                               -------------------------------

Total Stockholders' Equity (Deficit)                                             487,719            (1,392,830)
                                                                               -------------------------------

Total Liabilities and Stockholders' Equity                                     1,386,198             2,259,106
                                                                               ===============================

                (See accompanying notes to financial statements)

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit

                                                                                   Year ended August 31,
                                                                               -------------------------------
                                                                                  2000             1999
                                                                                   $                $
Project Revenue                                                                   74,388           398,063
Project Cost                                                                      61,777           344,139
                                                                               ---------------------------
Gross Profit                                                                      12,611            53,924

Manufacturing Costs Not Applied                                                  170,809            34,492
                                                                               ---------------------------

                                                                                (158,198)           19,432
                                                                               --------------------------
Expenses
         Selling                                                                 240,362           265,470
                                                                               ---------------------------
         General and administrative                                              650,203           421,482
                                                                               ---------------------------
         Research and development:
              Materials                                                           44,987            32,375
              Wages and benefits                                                 182,724            96,113
              Subcontracting                                                     238,010            18,497
              Depreciation                                                         3,018             2,813
              Equipment rental                                                     2,579                 -
              Indirect costs                                                      91,613           101,644
              Shipping                                                             7,597             1,327
              Travel                                                              21,283             5,363
                                                                               ---------------------------
                                                                                 591,811           258,132
                                                                               ---------------------------
         Amortization of goodwill                                                485,081           485,081
                                                                               ---------------------------
         Interest, net of interest income and interest recovered (Note 8)        (89,556)           98,200
                                                                               ---------------------------
         Foreign exchange translation loss                                        65,505           104,230
                                                                               ---------------------------

Total Expenses                                                                 1,943,406         1,632,595
                                                                               ---------------------------

Net Loss for the year                                                          2,101,604         1,613,163

Deficit - Beginning of year                                                    4,538,362         2,925,199
                                                                               ---------------------------

Deficit - End of year                                                          6,639,966         4,538,362
                                                                               ===========================


                                                                                   $                 $

Net Loss per share                                                                 (0.12)            (0.13)
                                                                     =====================================

                                                                                   #                 #

Weighted average shares outstanding                                           18,230,000        12,757,000
                                                                              ============================

                (See accompanying notes to financial statements)

Service Systems International, Ltd.
Consolidated Statements of Cash Flows

                                                                                 Year ended August 31,
                                                                             ----------------------------
                                                                               2000                1999
                                                                                 $                   $
Cash Flows to Operating Activities
         Net Loss                                                             (2,101,604)      (1,613,163)

Adjustments to reconcile net loss to cash
         Research and development expenses                                       131,590                -
         Amortization of goodwill                                                485,081          485,081
         Depreciation                                                             49,365           50,344
         Foreign exchange translation loss                                        65,505          104,230
         Common stock issued for expenses                                        269,715           11,100
         (Recovery of) accrual of interest on long-term debt                    (119,670)         122,675
Change in non-cash working capital items
         Decrease (increase) in accounts receivable                              218,589         (199,168)
         Decrease (increase) in inventory and contract work in progress            9,929          (36,311)
         (Increase) in prepaid expenses and deposits                              (6,799)            (991)
         (Decrease) increase in accounts payable, accrued
              liabilities, wages and vacation pay payable
              and customers' deposits                                            (26,035)         190,435
                                                                             ----------------------------

Net Cash Used in Operating Activities                                         (1,024,334)        (885,768)
                                                                             ----------------------------

Cash Flows (to) from Investing Activities
         Reduction (Acquisition) of short-term investment - restricted             1,373          (13,585)
         Additions to patents and trademarks                                           -          (95,764)
         Capital assets acquired                                                 (17,603)         (25,433)
         Proceeds on disposal of capital assets                                        -           29,833
                                                                             ----------------------------
Net Cash Used in Investing Activities                                            (16,230)        (104,949)
                                                                             ----------------------------
Cash Flows from (to) Financing Activities
         (Decrease) increase in bank demand loan                                (209,381)         209,381
         Common stock issued                                                   1,263,055           48,150
         (Decrease) increase in loans payable                                   (152,172)         427,015
         Increase in amounts owing to related parties                            140,368          107,104

                                                                             ----------------------------
Net Cash Provided by Financing Activities                                      1,041,870          791,650
                                                                             ----------------------------

Increase (Decrease) in Cash                                                        1,306         (199,067)

Cash  - Beginning of year                                                          7,985          207,052
                                                                             ----------------------------

Cash  - End of year                                                                9,291            7,985
                                                                             ============================


Non-cash Financing Activities

   4,213,832 shares (1999 - 111,000 shares) were issued to
   settle debts at $0.58 (1999 - $0.10) per share                              2,449,383           11,100
---------------------------------------------------------------------------------------------------------

Cash paid for interest                                                            13,484                -
Cash paid for income tax                                                               -                -

                (See accompanying notes to financial statements)

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements



1.   Nature of Operations and Continuance of Business

     The Company manufactures and markets its Ultra Guard-Registered Trademark- ultra violet based patented water treatment system through its wholly-owned Canadian subsidiary, UV Systems Technology Inc. ("UVS"). These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial wastewater, and for potable water, bottled products and agriculture and aquaculture water treatment.

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

     GOODWILL

     Goodwill represents the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over five years. Goodwill is evaluated in each reporting period to determine if there were events or circumstances that would indicate inability to recover the carrying amount. Such evaluation is based on various analyses including discounted cash flows and profitability projections that necessarily involve management judgement.




     PATENTS AND TRADEMARKS

     Patents and trademarks are being amortized to operations over their estimated useful lives of twenty years.

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

      INCOME TAXES

      The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on the Company's financial statements. As of August 31, 2000 the Company has accumulated net operating losses in Canada and the United States available to offset future taxable income as scheduled below:

                  Canadian                              US
                   Losses                             Losses
     Year            $        Expiration Date            $          Expiration Date

1995                87,000         2002                       -
1996               491,000         2003                 240,000          2011
1997               993,000         2004                 202,000          2012
1998               453,000         2005                 650,000          2013
1999               845,000         2006                 152,000          2014
2000             1,060,000         2007                 444,000          2015
--------------------------------------------------------------------------------
                 3,929,000                            1,688,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

      Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. If total losses were recognized the Company would receive a tax benefit of $2,471,000. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses in future years, therefore, a valuation allowance of $2,471,000 has been recognized.

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


4.   Property, Plant, and Equipment

     Property, Plant, and Equipment are stated at cost less accumulated depreciation.

                                                                                               2000          1999
                                                                            Accumulated      Net Book      Net Book
                                                                Cost       Depreciation        Value         Value
                                                                  $              $               $             $
        Computer equipment                                       45,558        30,295          15,263         19,729
        Computer software                                         8,184         4,259           3,925          2,818
        Display equipment                                        33,016        29,006           4,010         10,613
        Office furniture and equipment                           32,476        25,814           6,662         10,950
        Plant jigs, dies, moulds, tools and equipment           105,935        75,745          30,190         41,613
        Leasehold improvements                                   26,724        26,279             445          5,790
                                                                -------        ------          ------         -------
                                                                251,893       191,398          60,495         91,513
                                                                =======       =======          ======         ======

     Depreciation per class of asset:

                                                                                     2000        1999
                                                                                       $           $
        Computer equipment                                                           8,689      7,648
        Computer software                                                            1,387      1,073
        Display equipment                                                            6,603      6,485
        Office furniture and equipment                                               6,296      5,963
        Plant jigs, dies, moulds, tools and equipment                               20,301     18,970
        Leasehold improvements                                                       5,345      5,345
                                                                                     -----      -----

                                                                                    48,621     45,484
                                                                                    ======     ======

5.      Patents and Trademarks

        Patents and trademarks represent legal and other costs associated with ongoing design improvements and registering and protecting certain patents and trademarks associated with the Ultra Guard-Registered Trademark- System. These costs are amortized over twenty years. Components of the Ultra Guard-Registered Trademark- System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries. Translations and other requirements to formalize these patents will continue through Year 2000.

6.      Demand Loans

        a) Of $341,940 loans payable to "Elco Bank Clients" located in Nassau, Bahamas, as of August 31, 1999, the Company repaid $289,256 with the exercise of Class "E" warrants for the issuance of 1,446,281 shares @ $0.20 per share and the issuance of 1,446,281 Class "E" warrants exercisable at $0.40 each expiring September 13, 2002, leaving a balance owing of $52,684. During the year, total proceeds in the amount of $816,222 were received, plus accrued interest amounting to $26,575. The company repaid $773,837 of this loan with issuance of the following:

              No. of  Shares    Price Per Share           Class E Warrants          Class B Warrants
                 1,217,456           $0.30               1,617,456 @ $0.40             1,217,456@ $0.20
                    93,334           $0.30                  93,334 @ $0.35
                   714,000           $0.40                 214,000 @ $0.40
                   475,000           $0.20                 475,000 @ $0.25

           This left a balance owing of $121,644. The loans payable to Elco Bank Clients is unsecured, interest bearing at 10% per annum and due on demand.

        b) Loans payable in the amount of $14,183 are unsecured, non-interest bearing and were repaid subsequent to August 31, 2000.

        c) Loans payable to a shareholder of $116,787 are unsecured and interest bearing at 8% per annum and are due on demand.


7.      Amounts Owing to Related Parties

        (i) These amounts, totaling $144,801, are owing to two directors, due on demand, unsecured and non-interest bearing.

        (ii)During the quarter ended February 29, 2000, two directors agreed to defer payment of their loans amounting to $ 206,230 until September 30, 2001.


8.      Restructuring of Long-term Debt and Elimination of Minority Interest

        Pursuant to a letter agreement signed February 14, 2000, the minority shareholders forgave accrued interest in the amount of C$221,583; loan principal in aggregate amounting to

        C$1,576,098 was converted into 2,159,038 shares of Regulation S, restricted common stock at C$0.73 (US$0.50) per share. Class A preferred shares of UVS in the amount of C$2,000,000 were converted into 2,054,794 shares of Regulation S, restricted common stock at C$0.9733 (US$0.6667) per share. In aggregate $2,449,383, was converted into 4,213,832 shares of the company, at an average fair market value of $0.58 per share. All Class A Preferred shares and Class B Common shares of the subsidiary, UVS, were transferred to the Company.

9.  Common Stock

                                                                                      Additional
                                                                                        Common           Paid-in
                                                                       Shares            Stock           Capital
                                                                          #                $                $
    Balance August 31, 1998                                           12,662,988        12,663          3,073,619

        Issuance of stock at $0.10 per share to settle debt              111,000           111             10,989

        Issuance of stock for cash pursuant to stock options
        exercised at $0.15 per share                                     321,000           321             47,829
-------------------------------------------------------------------------------------------------------------------

    Balance August 31, 1999                                           13,094,988        13,095          3,132,437

        Issuance of  stock for cash in private sales at
        prices ranging from $0.20 to $0.68                             2,855,340         2,856            910,336

        Issuance of stock for the 49.3% of UV Systems
        Technology  from its minority shareholders
        at a fair market value of $0.58 per share                      4,213,832         4,214          2,445,169

        Issuance of stock for expenses pursuant to
        exercise of employee stock options                                20,000            20              2,980

        Issuance of stock for cash pursuant to exercise
        of warrants
              exercised at $0.20, per share                            1,446,281         1,446            287,810
              exercised at $0.40, per share                               60,000            60             23,940
              exercised at $0.50, per share                               78,000            78             38,922

        Issuance of stock for expenses at prices ranging
        from $0.20 to $0.48                                              208,160           208             72,865

        Issuance of stock under the Long-Term Equity
           Incentive Plan at a fair market value of
           prices ranging from $0.60 to $0.81                            330,922           331            193,258

        Issuance of stock under the Long-Term Equity
           Incentive Plan for nil consideration subsequently
           returned for cancellation                                     725,000             -                  -
                                                                        (725,000)            -                  -

        Share Issue Costs                                                                                  (2,340)
-------------------------------------------------------------------------------------------------------------------

    Balance August 31, 2000                                           22,307,523        22,308          7,105,377
===================================================================================================================

        (a) Warrants outstanding as at August 31, 2000:

                                  Exercise
     Class            #             Price                Expiry Date(s)
     "A"          1,321,879       $.20-$.90      June 30, 2001 - December 20, 2003
     "B"          1,217,456           $0.20      December 3, 2003
     "D"          1,455,049           $0.40      June 2, 2002
     "E"          6,030,553       $.20-$.90      December 31, 2001 - December 3, 2003

         450,420 Class A warrants exercisable at between $.40 to $.90 per share were extended to June 30, 2001.

         17,520 Class A warrants were issued at an exercise price of $.35 expiring April 8, 2002 in connection with a shares for debt agreement where 17,520 shares were issued at $.35 to settle $6,132 of debt.

         952,699 Class A warrants were issued at various exercise prices of $.40 to $.90 per share with various expiry dates of June 30, 2001 to December 20, 2003 pursuant to various private placements and stock options exercised.

         1,217,456 Class B warrants and 2,399,790 Class E warrants were issued in connection with a shares for debt agreement. Refer to Note 6(a) for details.

         1,684,482 Class E warrants issued in prior years were reduced to an exercise price of $.20 per share and the expiration period was extended to June 30, 2002.

         100,000 Class A and 100,000 Class E warrants with an exercise price of $.60 and $.90 respectively were issued with an expiry period of May 29, 2002 in connection with 200,000 performance shares issued.

         150,000 Class E warrants at an exercise price of $.40 were extended from December 31, 2000 to December 31, 2001.

         1,446,281 Class E warrants were issued at an exercise price of $.40 pursuant to stock options exercised. These warrants expire September 13, 2002.

         450,000 Class E warrants were issued at an exercise price of $.40 - $.90 per share pursuant to various private placements. These warrants expire from December 31, 2000 - February 20, 2003.

    (b)  Employee Stock Option Plan

         The common stock underlying the Employee Stock Option Plan, registering 1,588,000 shares for future issuance, was registered with the Securities Exchange Commission on October 6, 1997 on Form S-8.

         On August 21, 1997 employees were granted stock options to acquire 1,217,000 shares at $1.00 per share expiring August 21, 2000. These stock options were not exercised and expired on August 21, 2000.

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

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the years ended August 31, 2000 and 1999 would have been as follows:

                                                          2000              1999
                                                            $                 $
           Net loss
                As reported                             (2,101,604)   (1,613,163)
                Pro forma                               (2,396,604)   (1,933,413)
           Basic net loss per share
                As reported                             (.12)               (.13)
                Pro forma                               (.13)               (.15)


     (c)   Long-Term Equity Incentive Plan

           The Company has allotted 5,000,000 shares pursuant to a Long-Term Equity Incentive Plan approved and filed with the Securities and Exchange Commission December 17, 1999. The Plan permits the grant of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock and Performance Shares. During the year 330,922 performance shares were granted at a fair market value of $193,589, and 725,000 were granted for nil consideration which have been returned for cancellation.

10.   Segmented Information

      The business of the Company is carried on in one industry segment (See
      Note 1).

      The Company operates in two geographic segments. The United States operations only consists of costs associated with debt and equity financing and being a public company.

                                               2000                                        1999
                                -------------------------------------        --------------------------------------
                                              United                                      United
                                 Canada       States          Total         Canada        States           Total
                                    $            $              $              $             $               $
       Revenue                     74,388            -         74,388       398,063              -          398,063
       Expense                  1,181,315      994,677      2,175,992    (1,186,330)      (824,897)      (2,011,227)
-------------------------------------------------------------------------------------------------------------------

       Income (loss)            1,106,927      994,677      2,101,604      (788,267)      (824,897)      (1,613,164)
===================================================================================================================

       Identifiable assets        711,689       17,101        728,790       956,940         27,343          984,283
       Goodwill and patents        51,054      606,354        657,408       183,388      1,091,435        1,274,823
-------------------------------------------------------------------------------------------------------------------

       Total assets               762,743      623,455      1,386,198     1,140,328      1,118,778        2,259,106
===================================================================================================================

      Revenue from projects exported from Canada to other countries amounted to $10,323 (1999: $148,645), the majority of which was exported to New Zealand (1999 - United States).

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


12.   Subsequent Event

      On October 4, 2000, the Company entered into a non-binding Letter of Intent with US Filter's Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter ("US Filter") to market and sell under license Service Systems' UltraGuard-Registered Trademark- ultraviolet disinfection technology for water and wastewater applications. The exclusive territory for the sales of UltraGuard-Registered Trademark-systems will be North, Central and South America and the Caribbean.

      The Letter of Intent with US Filter will provide for a:

      - Reduction of capital requirements through the provision of progress payments covering ultraviolet systems ordered.

      -   Five percent (5%) license fee on all systems and components ordered.

      US Filter will receive:

      - 1,000,000 warrants for the purchase of Service Systems common stock, exercisable at fair market value on the date of the signing of the Letter of Intent, as determined by the average closing price for the common stock for the 10 days immediately preceding the date of the letter of intent which has been determined as $0.97 per share.
      - 1,000,000 warrants for the purchase of Service Systems common stock, exercisable at $1.00 per share;
      - 1,000,000 warrants for the purchase of Service Systems common stock, exercisable at $2.00 per share;
      - Opportunities to earn further warrants upon receiving certain product sales levels.

      None of the warrants received will be exercisable before two years from the date of grant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

--------------------------------------------------------------
Name                       Age      Position
--------------------------------------------------------------
Kenneth E. Fielding        50       Director, President, and President of UV
                                    Systems Technology, Inc.
John R. Gaetz              60       Director, Secretary-Treasurer and Vice-
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




BOARD MATTERS

The Board of Directors has no standing committees. The Board of Directors is responsible for nominating a proposed slate of Directors for each year to stand for election at the annual shareholders meeting, when one is held. We have no provision for recommendation by shareholders of nominees for Director.

Members of the Board of Directors, by virtue of their position, owe a fiduciary duty to our company. However, in accordance with Nevada law, the Company has provided in Article XI of its Articles of Incorporation (i) that contracts and acts with another corporation are not affected by the fact that a Director has a pecuniary or other interest in or is a director or officer of the other corporation and (ii) that a Director may be a party to or interested in a contract or transaction with our company if the interest has been disclosed to the Board or the Board knows of the interest before a vote is taken on the contract or transaction. As of August 31, 2000 we had no such contracts or transactions with any Director or corporation in which a Director had an interest.

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


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth an overview of compensation for the fiscal years ended August 31, 1998, 1999 and 2000 to the Chief Executive Officer and each of the Company's other Executive Officers whose total compensation exceeded $100,000

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------
(a)            (b)    (c)         (d)     (e)       (f)         (g)            (h)        (i)
Name and                                 Other     Restricted    Securities     All        Other
Principal                                Annual    Stock         Underlying    LTIP        Compen
Position                                 Compen    Award(s)      Options/SARs  Payouts     sation
                                         sation(2)
               Year  Salary(1) ($) Bonus ($)          ($)            ($)             ($)     ($)
-----------------------------------------------------------------------------------------------------
Ken Feilding
President,
CEO and
President
of UVS Inc.
               1998   49,442    0            0       0             150,500                     0
               1999   53,218    0       45,000       0                   0                     0
               2000   57,143*   0       54,000       0                   0                     0

     (1) Paid by Service Systems' subsidiary, UVS.
     (2) Accrued for payment as consulting fees to Service Systems.
      *  Accrued $30,769


No options were granted to any Named Executive Officers or Directors during fiscal 2000.

The following table sets forth information with respect to stock options exercised made during the fiscal year ended August 31, 2000 to each of our Named Executive Officers:

                                                             NUMBER OF        VALUE OF
                                                            UNEXERCISED      UNEXERCISED
                                                             OPTION AT      IN-THE-MONEY
                               SHARES                       2000 FISCAL      OPTIONS AT
                              ACQUIRED                     YEAR END (#)      2000 FISCAL
                                 ON          VALUE          EXERCISED/       YEAR END($)
           NAME              EXERCISE (#)   REALIZED        UNEXERCIZED      EXERCISED/
                                                                             UNEXERCIZED
----------------------------------------------------------------------------------------------
            (A)                 (B)           (C)               (D)              (E)
----------------------------------------------------------------------------------------------
    Kenneth E. Fielding       150,500          --           200,000 (1)          --

----------------------------------------------------------------------------------------------

(1) Expired August 21, 2000.




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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of August 31, 2000 of (i) each person known to own beneficially more than 5% of our Common Stock, (ii) each Director of the Company, (iii) each of the Company's Names Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, Service Systems believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.


 NAME AND ADDRESS                             SHARES         PERCENT OF
 OF BENEFICIAL                              BENEFICIALLY       CLASS
 OWNER (1)                                    OWNED (2)

--------------------------------------------------------------------------
  Kenneth E. Fielding                        2,659,904 (3)      11.9%

  John R. Gaetz                              2,106,344 (4)       9.4%

MDS Ventures Pacific, Inc                    1,404,109 (5)(7)    6.3%

Working Opportunity Fund (EVVC) Ltd          2,809,723 (6)(7)   12.6%

All Officers and Directors
  as a group                                 4,766,248 (3 & 4)  21.3%

------------------------------------------------


(1) The address for all shareholders is in care of the company at 2800 Ingleton Avenue, Burnaby, British Columbia, Canada V5C 6G7. The Company's address will change in December 15th, 2000 ( approx.), to 201
         - 11 Burbidge Street, Coquitlam BC, Canada, V3K 7B2.

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

(3) Includes, 7,000 of these shares owned by Mr. Fielding's minor daughter, and 1,243,445 shares which Mr. Fielding has the right to acquire at a price of $0.20 under immediately exercisable E Warrants.

(4) Includes 600,000 shares which Mr. Gaetz has the right to acquire at a price of $0.40 under immediately exercisable warrants, 20,000 shares which Mr. Gaetz has the right to acquire at a price of $0.40 (reduced in fiscal 2000 from $0.60) under immediately exercisable warrants, 341,037 shares which Mr. Gaetz has the right to acquire at a price of $0.40 under immediately exercisable E Warrants, and 33,770 shares owned by Mr. Gaetz's wife.

(5) Shares acquired under an agreement dated February 14th, 2000, issued in exchange for debt and the acquisition of MDS Venture Pacific, Inc.'s
         24.65 % ownership of UVS.

(6) Shares acquired under an agreement dated February 14th, 2000, issued in exchange for debt and the acquisition of Working Opportunity Fund
         (EVVC) Ltd.'s 24.65% ownership of UVS.

(7) Under the letter agreement dated February 14th, 2000, the shares issued to MDS Venture Pacific, Inc and Working Opportunity Fund (EVVC) Ltd, in aggregate totaling 4,213,832, conferred to John R Gaetz and Kenneth E. Fielding jointly, the voting rights to the shares issued for a period of one year.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1995, Service Systems was acquired by eight Canadian and European individuals. The individuals intended to develop the Company into the United States marketing arm for UVS Ultra Guard-Registered Trademark- UV system. We issued 1,600,000 shares of our restricted common stock to these individual stockholders, including one of our officers, as reimbursement of cash advanced by them to others for expenses related to the acquisition. See "Company Background." Mr. Fielding may be considered to be a promoter of the Company.

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

Since the acquisition of the Company by the investor group in 1995, the following Directors, Executive Officers, and greater than 5% shareholders, have made loans to us for additional working capital up to August 31, 2000: John R Gaetz, $164,588 and Ken Fielding $176,294. Of these loans, $206,230 have been deferred to September 30, 2001.

In July 1996, John Gaetz purchased for cash 20,000 shares of Common Stock and 20,000 warrants for Common Stock in a private offering at a cost of $0.75 per share. In April 1998, John Gaetz purchased for cash 341,037 shares of Common stock and 341,037 warrants for Common Stock in a private offering at a cost of $0.20 per share; the market price on that date was $0.18.

In April 1998, Ken Fielding purchased for cash 1,243,445 shares of Common Stock and 1,243,445 warrants for Common Stock in a private offering at a cost and exercise price, respectively, of $0.20 per share; the market price on that date was $0.18.

In April 1998, options for 150,100 shares of Common Stock were granted to each of Kenneth Fielding and John Gaetz at an option price of $0.15. The market price on the date of grant was $0.18.

In August 1997, options (which expired on August 21, 2000) for 200,000 shares of Common Stock were granted to each of Kenneth Fielding and John Gaetz at an option price of $1.00.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB

  Exhibit Number           Description                        Method of Filing
         (3)(i)            Articles of Incorporation(1)

         (3)(ii)           Bylaws, as amended(2)

         (10)(iii)         Agreement between Douglas
                           Sommerville and Company dated
                           12/6/96(3)

         (10)(iv)          Agreement between John Gaetz
                           and the Company dated 12/6/96(3)

         (10)(v)           Sample Agreement among minority
                           Shareholders of UV Systems
                           Technology, Inc. and the Company
                           each dated 2/28/97(3)

         (10)(vi)          Marketing Distribution Agreement
                           Between UV Systems Technology, Inc.
                           and the Company(2)

         (10)(vii)         Sales Representation Agreement
                           between UV Systems Technology,
                           Inc. and "The Representative"(2)

         (10)(viii)        Exclusive Distributorship Agreement
                           Between UV Waterguard Systems, Inc.
                           and Chiyoda Kohan Co.,  Ltd., and
                           NIMAC Corporation.(2)

         (10)(ix)          1997 Stock Option Plan(4)

         (10)(x)           Interim Funding Agreement
                           between UVS, MDS and WOF(5)

         (10)(xi)          Letter Agreement between Service
                           Systems and Elco Bank and Trust
                           Company Limited(6)

         (10)(xii)         Loan Agreement between the Company
                           and TD Bank(6)

         (10)(xiii)        Service Systems 1999 Long-Term
                           Equity Incentive Plan(7)

         (10)(xiv)         Letter Agreement between Service
                           Systems, UVS, WOF and MDS dated
                           February 13, 2000(7)



         (10)(xv)          Lease dated October, 2000 between   Filed Herewith
                           Service Systems, UV Technology Inc. Electronically
                           and Slough Estates Canada Limited

         (11)              Statement Regarding Computation     Filed Herewith
                           of Per Share Earnings               Electronically

         (21)              Subsidiaries of the Corporation:
                           UV Systems Technology, Inc.,
                           incorporated in British Columbia,
                           Canada

         (23)              Consent of Elliott Fulk Pryce       Filed Herewith
                           Anderson                            Electronically

         (27)              Financial Data Schedule             Filed Herewith
                                                               Electronically

--------
 (1) Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997.
 (2) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
 (3) Incorporated by reference to the Corporation's Form 10QSB for the fiscal quarter ended February 28, 1997.
 (4) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
 (5) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
 (6) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 1999.
 (7) Incorporated by reference to the Corporation's Form 10QSB for the fiscal quarter ended February 29, 2000.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of fiscal 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SERVICE SYSTEMS INTERNATIONAL, LTD.


                     /s/ Kenneth R. Fielding
                     ------------------------------
                     Kenneth R. Fielding, President



Date: December 14, 2000         /s/ Ken Fielding
-------------------------------------------------------
                                Ken Fielding, Director


Date: December 14, 2000         /s/ John R. Gaetz
-------------------------------------------------------
                                John R. Gaetz, Director