Form 10QSB
period 2000-11-30
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2001-01-19
CIK 1014989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,314,023 as of January 11, 2001.

Transitional Small Business Disclosure Format (Check One) Yes / /   No /X/

                                      INDEX

--------------------------------------------------------------------------------

PART I   Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS......................................3

Consolidated Balance Sheets as of November 30, 2000 (unaudited)
         and August 31, 2000 (audited) .........................................4

Consolidated Statements of Operations for the three months ended
         November 30, 2000 and 1999 (unaudited).................................5

Consolidated Statements of Cash Flows for the three months ended
         November 30, 2000 and 1999 (unaudited).................................6

Notes to the Consolidated Financial Statements............................7 to 14

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITIONS........................................15 to 23

Part II           OTHER INFORMATION............................................21

         1.       LEGAL PROCEEDINGS............................................21

         2.       CHANGES IN SECURITIES........................................21

         3.       DEFAULT UPON SENIOR SECURITIES...............................21

         4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........21

         5.       OTHER INFORMATION............................................21

         6.       EXHIBITS AND REPORTS ON FORM 8K........................22 to 23

Signatures.....................................................................24

Part 1.           Financial Information

Item 1.  Financial Statements  (unaudited)

Service Systems International, Ltd.
Consolidated Balance Sheet
As of November 30, 2000 and August 31, 2000
(Unaudited)

                                                                                  November 30,        August 31,
                                                                                      2000              2000
                                                                                  (Unaudited)         (Audited)
ASSETS                                                                                 $                  $
Current Assets
       Cash and short-term investments                                                 18,211            9,291
       Short-term investments - restricted (Note 3)                                   253,033          262,279
       Accounts receivable                                                             56,175           85,097
       Inventory and contract work in progress                                        304,847          264,663
       Prepaid expenses and deposits                                                   47,584           43,965
                                                                                   -----------     -----------

Total Current Assets                                                                  679,850          668,295
Property, Plant and Equipment (Note 4)                                                 74,527           60,495
Other Assets
       Goodwill (net of amortization of $1,940,324)                                   485,084          606,354
       Patents and trademarks (Note 5)                                                 49,553           51,054
                                                                                   -----------     -----------

Total Assets                                                                        1,289,014        1,386,198
                                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable                                                               139,399          164,080
       Accrued liabilities                                                             45,324           23,286
       Wages & vacation pay payable                                                    24,243           19,046
       Customer deposits                                                               73,862           88,422
       Loans payable  (Note 6)                                                        260,091          252,614
       Amounts owing to related parties (Note 7 (i))                                  151,179          144,801
                                                                                   -----------     -----------

Total Current Liabilities                                                             694,098          692,249

Long-Term Debt
       Amounts owing to related parties (Note 7 (ii))                                 206,230          206,230
                                                                                   -----------     -----------

Total Liabilities                                                                     900,328          898,479
                                                                                   -----------     -----------
Stockholders' Equity

Common stock, (Note 8) $.001 par value,
       50,000,000 shares authorized,
       22,307,523 issued and outstanding                                               22,308           22,308
       Additional paid-in capital                                                   7,105,377        7,105,377
       Common shares paid for but unissued
        (representing 840,000 shares)                                                 390,600                -

Deficit                                                                            (7,129,599)      (6,639,966)
                                                                                   -----------     -----------

Total Stockholders' Equity                                                            388,686          487,719
                                                                                   -----------     -----------

Total Liabilities and Stockholders' Equity                                          1,289,014        1,386,198
                                                                                   ===========     ===========

                 See accompanying notes to financial statements.

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
For the three months ended  November 30, 2000 and 1999
(Unaudited)

                                                                          Three Months         Three Months
                                                                              ended                ended
                                                                          Nov. 30, 2000        Nov. 30, 1999
                                                                           (Unaudited)            (Audited)
                                                                          -------------        -------------
                                                                               $                     $
Project Revenue                                                                    -                     -
Project Costs                                                                      -                     -
                                                                         -----------           -----------

Gross Profit                                                                       -                     -

Manufacturing Costs Not Applied                                               28,875                35,340
                                                                         -----------           -----------

                                                                             (28,875)              (35,340)
                                                                         -----------           -----------

Expenses
       Selling                                                                80,350                79,425
       General and administrative                                            138,333               127,339
       Research and development                                              120,422                36,075
       Amortization of goodwill                                              121,270               121,270
       Interest, net of interest income                                        4,833                26,309
       Foreign exchange gain                                                  (4,450)               32,695
                                                                         -----------           -----------

Total Expenses                                                               460,758               423,113
                                                                         -----------           -----------

Net Loss for the period                                                      489,633               458,453

Deficit - Beginning of period                                              6,639,966             4,538,362
                                                                         -----------           -----------

Deficit - End of period                                                    7,129,599             4,996,815
                                                                         ===========           ===========

                                                                                 $                   $

Net Loss per share                                                             (0.02)                (0.03)
                                                                         ===========           ===========

                                                                                 #                   #

Weighted average shares outstanding                                       22,307,523            14,672,669
                                                                         ===========           ===========

                 See accompanying notes to financial statements.

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                              Three Months         Three Months
                                                                                 ended                ended
                                                                             Nov.  30, 2000         Nov. 30, 1999
Cash Flows to Operating Activities
       Net loss                                                                  ($489,633)          ($458,452)

Adjustments to reconcile net loss to cash
       Amortization of goodwill                                                    121,270             121,270
       Depreciation                                                                 10,933              11,445
       Foreign exchange loss                                                        (4,450)             32,695
       Common stock issued for expenses                                                  -               6,972
       Accrual of interest on long term debt                                         5,660              28,555

Change in non-cash working capital items
       Decrease (Increase) in accounts receivable                                   31,190             216,406
       (Increase) in inventory and contract work in progress                       (40,184)            (35,346)
       (Increase) in prepaid expenses and deposits                                  (5,376)              9,111
       (Decrease) Increase in accounts payable, accrued
           liabilities, wages and vacation pay payable
           and customers' deposits                                                  (2,973)             (2,361)
                                                                                -----------         -----------

Net Cash Used in Operating Activities                                             (374,563)            (69,705)
                                                                                -----------         -----------

Cash Flows (to) from Investing Activities
       Decrease (Increase) of short-term investment - restricted                     1,155              (2,258)
       Additions to patents and trademarks                                          (1,321)            (41,232)
       (Acquisition) disposal of capital assets                                    (24,276)             (4,350)
                                                                                -----------         -----------

Net Cash (Used in) Provided by Investing Activities                                (24,442)            (47,840)
                                                                                -----------         -----------

Cash Flows from (to) Financing Activities
       (Decrease) in bank demand loan                                                    -            (186,741)
       Common stock issued                                                               -             350,880
       (Decrease) Increase in loans payable                                          2,462             (78,265)
       Increase in amounts owing to related parties                                 14,863              52,332
       Increase in shares subscriptions received                                   390,600                   -
                                                                                -----------         -----------

Net Cash Provided by Financing Activities                                          407,925             138,206
                                                                                -----------         -----------

(Decrease) in Cash and Cash Equivalents                                              8,920              20,661

Cash and Cash Equivalents - Beginning of Period                                      9,291               7,985
                                                                                -----------         -----------

Cash and Cash Equivalents - End of Period                                          $18,211             $28,646
                                                                                ===========         ===========
Non-Cash Financing Activities                                                            -                   -

   Cash Paid for
     Interest                                                                            -               2,146
     Income Taxes                                                                        -                   -


                 See accompanying notes to financial statements.

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements
(Unaudited)

1.   Nature of Operations and Continuance of Business

     The Company manufactures and markets its Ultra Guard -Registered Trademark- ultra violet based patented water treatment system through its wholly-owned Canadian subsidiary, UV Systems Technology Inc. ("UVS"). These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial wastewater, and for potable water, bottled products and agriculture and aquaculture water treatment.

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

     ESTIMATES & ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

     ADJUSTMENTS

     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

3.   Restricted Cash

     In connection with a letter of credit, required under a long-term project bonding, the Company purchased a C$391,000 face value Bankers' Acceptance to be held as a bond for the letter of credit of C$390,809.


4.   Property, Plant, and Equipment

      Property, plant, and equipment are stated at cost less accumulated depreciation.

                                                                                             Nov. 30,      Aug. 31,
                                                                                               2000          2000
                                                                            Accumulated      Net Book      Net Book
                                                                Cost       Depreciation        Value         Value
                                                                  $              $               $             $
        Computer equipment                                      47,299         32,572          14,727         15,263
        Computer software                                        8,184          4,668           3,516          3,925
        Display equipment                                       33,016         30,024           2,992          4,010
        Office furniture and equipment                          32,476         27,455           5,021          6,662
        Plant jigs, dies, moulds, tools and equipment          108,521         80,198          28,322         30,190

        Leasehold improvements                                  46,674         26,724          19,950            445
                                                              --------       --------        --------      ---------

                                                               276,170        201,643          74,527         60,495
                                                               =======        =======          ======         ======

           Depreciation per class of asset:                                                    Three months ended
                                                                                              Nov. 30,      Nov. 30,
                                                                                                2000          1999
                                                                                                  $             $
        Computer equipment                                                                      2,279          2,067
        Computer software                                                                         409            251
        Display equipment                                                                       1,017          1,592
        Office furniture and equipment                                                          1,641          1,520
        Plant jigs, dies, moulds, tools and equipment                                           4,453          4,679
        Leasehold improvements                                                                    445          1,336
                                                                                               ------         ------

                                                                                               10,244         11,445
                                                                                               ======         ======

5.   Patents and Trademarks

     Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra Guard -Registered Trademark- System. These costs are amortized over twenty years. Components of the Ultra Guard -Registered Trademark- System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries. Translations and other requirements to formalize these patents will continue through the current fiscal year.

6.   Demand Loans

     a) At August 31, 2000, the Company had loans payable to "Elco Bank Clients" located in Nassau, Bahamas, of $121,644. During the first quarter 2001, loan proceeds of $16,000 were received and interest of $3,366 was accrued, bringing the loans payable balance to $141,010.

         The loans payable to Elco Bank clients are unsecured, interest bearing at 10% per annum and due on demand.

     b) Loans payable to a shareholder of $119,081 are unsecured and interest bearing at 8% per annum and are due on demand.


7.   Amounts Owing to Related Parties

         (i) These amounts, totaling $151,179, are owing to two directors, due on demand, unsecured and non-interest bearing.

         (ii) During the quarter ended February 29, 2000, two directors agreed to defer payment of their loans amounting to $206,230 until September 30, 2001.

8.   Common Stock

                                                                                                       Additional
                                                                                        Common           Paid-in
                                                                       Shares            Stock           Capital
                                                                          #                $                $
    Balance August 31, 1998                                           12,662,988        12,663          3,073,619

        Issuance of stock at $0.10 per share to settle debt              111,000           111             10,989

        Issuance of stock for cash pursuant to stock options
        exercised at $0.15 per share                                     321,000           321             47,829
                                                                      ----------        ------          ---------

    Balance August 31, 1999                                           13,094,988        13,095          3,132,437

        Issuance of  stock for cash in private sales at
        prices ranging from $0.20 to $0.68                             2,855,340         2,856            910,336

        Issuance of stock for the 49.3% of UV Systems
        Technology  from its minority shareholders
        at a fair market value of $0.58 per share                      4,213,832         4,214          2,445,169

        Issuance of stock for expenses pursuant to
        exercise of employee stock options                                20,000            20              2,980

        Issuance of stock for cash pursuant to stock options
              exercised at $0.20, per share                            1,446,281         1,446            287,810
              exercised at $0.40, per share                               60,000            60             23,940
              exercised at $0.50, per share                               78,000            78             38,922

        Issuance of stock for expenses at prices ranging
        from $0.20 to $0.48                                              208,160           208             72,865

        Issuance of stock under the Long-Term Equity
           Incentive Plan at a fair market value of
           prices ranging from $0.60 to $0.81                            330,922           331            193,258

        Issuance of stock under the Long-Term Equity
           Incentive Plan for nil consideration subsequently
           canceled                                                      725,000             -                  -
                                                                        (725,000)            -                  -

        Share Issue Costs                                                                                  (2,340)
                                                                      ----------        ------          ---------

    Balance, August 31, 2000 (audited)
        and November 30, 2000 (unaudited)                             22,307,523        22,308         7,105,377
                                                                      ----------        ------          ---------

    (a)  Warrants outstanding as at November 30, 2000 (unaudited):

                                  Exercise
     Class            #             Price                Expiry Date(s)
     "A"          1,321,879       $.20-$.90      June 30, 2001 - December 20, 2003
     "B"          1,217,456           $0.20      December 3, 2003
     "D"          1,455,049           $0.40      June 2, 2002
     "E"          6,030,553       $.20-$.90      December 31, 2001 - December 3, 2003


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

  (b) Warrants to be issued

      On October 4, 2000, the Company entered into a non-binding Letter of Intent with US Filter's Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter ("US Filter") to market and sell under license Service Systems' UltraGuard -Registered Trademark- ultraviolet disinfection technology for water and wastewater applications. The exclusive territory for the sales of UltraGuard -Registered Trademark-systems will be North, Central and South America and the Caribbean.

      The Letter of Intent with US Filter provides for a:

      . Reduction of capital requirements through the provision of progress payments covering ultraviolet systems ordered.

      .   Five percent (5%) license fee on all systems and components ordered.


      US Filter will receive:

      . 1,000,000 warrants for the purchase of common stock, exercisable at fair market value on the date of the signing of the Letter of Intent, as determined by the average closing price for the common stock for the 10 days immediately preceding the date of the letter of intent which has been determined as $0.97 per share.

      . 1,000,000 warrants for the purchase of common stock, exercisable at $1.00 per share;

      . 1,000,000 warrants for the purchase of common stock, exercisable at $2.00 per share;

      . Opportunities to earn further warrants upon receiving certain product sales levels.

      None of the warrants received will be exercisable before two years from the date of grant.

  (c) Employee Stock Option Plan

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

         If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended November 30, 2000 and 1999 would have been as follows:


                                                 November 30,           November 30,
                                                     2000                   1999
                                                 (Unaudited)             (Unaudited)
                                                      $                       $
                                                 ------------           -------------
           Net loss
                As reported                        (489,633)            (458,453)
                Pro forma                          (489,633)            (458,453)

           Basic net loss per share
                As reported                            (.02)               (.03)
                Pro forma                              (.02)               (.03)

     (d)   Long-Term Equity Incentive Plan

           The Company has allotted 5,000,000 shares pursuant to a Long-Term Equity Incentive Plan approved and registered December 17, 1999. The Plan permits the grant of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock and Performance Shares. During the prior year 330,922 performance shares were granted at a fair market value of $193,589.

9.    Segmented Information

      The business of the Company is carried on in one industry segment (See
      Note 1).

      The Company operates in two geographic segments. The United States operations only consists of costs associated with debt and equity financing and being a public company.

                                         November 30, 2000                           November 30, 1999
                                 -----------------------------------       -----------------------------------------
                                            (Unaudited)                                 (Unaudited)
                                              United                                      United
                                 Canada       States          Total         Canada        States           Total
                                    $            $              $              $             $               $
                                 --------     ---------      --------       -------       ---------       ----------
       Revenue                          -            -              -             -              -                -
       Expense                    297,740      191,893        489,633       263,549        194,904          458,453
       Income (loss)             (297,740)    (191,893)      (489,633)     (263,549)      (194,904)        (458,453)
                                 --------     --------      ---------     ---------      ---------        ---------
       Identifiable assets        743,241       11,136        754,377       776,447         33,489          809,936
       Goodwill and patents        49,553      485,084        534,637       224,620        970,165        1,194,785
                                 --------     --------       --------      --------       --------        ---------
       Total assets               792,794      496,220      1,289,014     1,001,067      1,003,654        2,004,721
                                 ========     ========      =========     =========      =========        =========

10.   Legal Proceedings

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL
         CONDITION.

The following discussion and analysis should be read in conjunction with our Financial Statements and the Notes attached. Information discussed in this report may include forward-looking statements regarding events or our financial performance and are subject to a number of risks and other factors, which could cause the actual results to differ materially from those contained in the forward-looking statements. Among these factors are,1) general business and economic conditions, 2) customer acceptance and demand for our products, 3) our overall ability to design, test and introduce new products on a timely basis, 4) the nature of the markets addressed by our products, and 5) other risk factors listed from time to time in documents we have filed with the SEC.

BASIS OF PRESENTATION

The financial statements include accounts of Service Systems International, Ltd. and its 100% owned subsidiary, UV Systems Technology, Inc.

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

In September 1995, Service Systems entered into a marketing distribution agreement with UV Systems Technology Inc. (UVS), a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. On December 1, 1996, Service Systems acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On February 14, 2000, Service Systems entered into an agreement with the remaining two minority stockholders, Growth Works Capital Ltd. (Managers of Working Opportunity Fund
(EVCC) Ltd.) (WOF) and MDS Ventures Pacific Inc.(MDS), to acquire the remaining 49.31% common stock and all preferred stock. Under this letter agreement, Service Systems issued to WOF 2,809,723 shares of restricted common shares under Regulation S to acquire all UVST Class A and B shares held by WOF and debt of UVST totaling C$2,301,098 and to MDS 1,404,109 shares of restricted common shares under

Regulation S to acquire all UVST Class A and B shares held by MDS and debt of UVST totaling C$1,275,000

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

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the last quarter of the 2000 fiscal year, the client ordered changes to its UV system amounting to C$31,200 and C$45,952, all of which was prepaid. C$31,200 of the work had been completed by the end of the fiscal year. The balance of the work will be completed during the third quarter of the current fiscal year, pending completion of electrical power components.

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

In September 1999, we secured the formal order for a project in Toronto, Canada for about C$ 685,000 (US$466,000). The project is currently in design and manufacture and has been rescheduled for delivery to meet customer needs in February 2001. The UV system to be delivered to Toronto is part of a C$50 (US$34) million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and will be used for disinfection of CSO before discharge into Lake Ontario.

After successful PDU testing in September and October, 1998 at the City of Peterborough wastewater treatment plant, we received an order valued at over C$1,100,000 (US$748,000) in March, 1999. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The wastewater plant has been rescheduled to be operational by the end of April 2001.

Purchase orders for two additional UV systems valued at approximately C$150,000 (US$101,000) were produced during FY2000 and were delivered into the Province of Ontario on May 2, 2000. Additional orders for shipment to Louisiana and Virginia were received in the last quarter of FY2000, with an aggregate value of about US$258,000. These two systems are to be produced for delivery in March 2001.

In January 1999, a PDU was installed at the County Sanitation Districts of Los Angeles Country (the County) for testing. The purpose of the test was to determine the Ultra Guard-Registered Trademark- UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to use of a company's UV product in reuse of wastewater for agriculture and other purposes. Testing was completed in July 1999 and was conducted and paid for by the County. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard-Registered Trademark- UV system to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. Using the same safeties as had been applied to the low pressure, low intensity technology, a substantial saving in energy usage, 12.7% was achieved by using the Ultra Guard -Registered Trademark- system. On February 28, 2000 Service Systems was advised by the Department of Health Services that Title 22 approval had been granted.

In October 1999 Service Systems signed an agreement with a leading Australian UV equipment manufacturer to market its product in North America. The products provided through this agreement will permit Service Systems to sell into market areas not presently serviced. These products will service small to intermediate scale projects for municipal and industrial clients in the area of potable water, food processing and recreational services. In addition, the products are used by clients requiring treatment solutions beyond disinfection, such as oxidation of chemical and organic by-products occurring in nature as well as those occurring as a result of production processes. The implementation of these products into Service Systems' product line has been delayed, pending setup of a division to lead this business segment and the funding necessary for its implementation. As a result of the rapidly expanding need for the use of UV in the disinfection of potable water, this implementation has been placed high on Service Systems' priority list as a business segment to develop and exploit in the 2001 fiscal year.

During the first fiscal quarter ended November 30, 1999, Service Systems entered into development to reconfigure its UV system. In the quarter ended February 29, 2000, Service Systems produced the prototype of a new UV product line, the Ultra-Flow SLR. This product, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, will incorporate Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp and the patented flow balanced weir. It encompasses layout flexibility, and infinite automatic flow control and monitoring, and future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password protected, Internet-based, web-monitored, microprocessor control, which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection. This reconfigured product is now being used in all systems we maunfacture.

In May of 2000, Service Systems started discussions with US Filter/ Wallace & Tiernan Products group, Vineland, NJ for the implementation of a Strategic Alliance to market Service Systems ultraviolet products. On October 4, 2000, a letter of intent was signed that provided for, among other things, an exclusive alliance to market Service Systems' Ultra Guard-Registered Trademark- UV system in North, South and Central America, and the Caribbean. US Filter is a wholly owned subsidiary of Vivendi Company of France. In 1999, Vivendi Company's total sales were $62.0 billion, including $7.0 billion sales directly by US Filter. We expect that, if consummated, the Alliance will provide us entry into wastewater plants that may not have previously considered us. Although the final documents have not been signed at this date, we expect they will be signed not later than the end of the second quarter of fiscal 2001.

RESULTS OF OPERATIONS

Three months ended November 30, 2000 compared to three months ended November 30, 1999.

         REVENUES. During the first quarter of fiscal 2001, we reported no revenues compared to no revenues being reported in the first quarter of fiscal 2000. Sales revenue from all booked projects will be recorded during the remaining quarters of the fiscal period. This lack of revenue resulted from delays in putting projects into manufacturing.

         DIRECT PROJECT COSTS. No project costs were recorded during the first quarter of fiscal 2001 and during the first quarter of fiscal 2000 because of customer driven delays in putting projects into production.

         GROSS PROFIT. As there was no revenue or direct project costs during the first quarters of fiscal 2001 and 2000, no gross profit was recorded for both first quarter fiscal periods.

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs, that are not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. As our level of activity increases, we expect that these costs will be fully recovered. For the first quarter of fiscal 2001, we reported $28,875 of these costs, a decrease of $6,465, or 18%, from $35,340 in the comparable period of the prior year. This decrease occurred as a result of lack of sales and resultant decreased manufacturing activities. The reported amounts represent manufacturing costs such as facilities, plant personnel, power, etc which continue irrespective of manufacturing activity.

         SELLING EXPENSES. For the first quarter of fiscal 2001, we reported selling expenses of $80,350, an increase of $925, or 1%, from $79,425 reported in the comparable period of the prior year. This increase primarily was a result of increased presentation material expenses due to increased activity in the Marketing Department.

         GENERAL AND ADMINISTRATIVE EXPENSE. For the first quarter of fiscal 2001, we reported general and administrative expense of $138,334, a increase of $10,995, or 9%, from $127,339 reported in the comparable period of prior year. This increase resulted primarily from a one time cost due to plant facilities moving costs, offset partly by a decrease relating to administrative management fees.

         RESEARCH AND DEVELOPMENT EXPENSE. For the first quarter of fiscal 2001, we reported research and development expense of $120,422, an increase of $84,347, or 234%, from $36,075 in the comparable period of the prior year. The increase in design costs and engineering and prototyping expenses was due to the write-off of all R & D activity costs incurred during this first quarter of fiscal 2001.

         AMORTIZATION OF GOODWILL. For the first quarter of fiscal 2001, we reported amortization of goodwill of $121,270, the same figure for the comparable period of the prior year. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in fiscal 2002.

         INTEREST, NET OF INTEREST INCOME. For the first quarter of fiscal 2001, we reported interest, net of interest income, of $4,833, a decrease of $21,476, or 82%, over $26,309 in the comparable period of the prior year. This decrease was mainly due to the decrease in interest expense relating to the long-term debt of the prior fiscal year.

         FOREIGN EXCHANGE TRANSLATION LOSS. For the first quarter of fiscal 2001, we reported a foreign exchange translation gain of $4,450, a decrease of $37,145, or 114%, from $32,695 in the comparable period of the prior year. The decrease in loss in the fiscal 2001 period resulted from a decrease in the value of the Canadian dollar as compared to previous fiscal periods.

         NET LOSS FOR THE PERIOD. For the first quarter of fiscal 2001, we reported a net loss for the period of $489,633, an increase of $31,180, or 7% over $458,453 in the comparable period of prior year. The increase in net loss was due primarily to the increased write-off of engineering and prototyping expenses incurred during the first quarter of the fiscal 2001.

         NET LOSS PER SHARE. For the first quarter of fiscal 2001, we reported a net loss per share for the period of $0.02, a decrease of $0.01, or 33%, from $0.03 in the comparable period of prior year. The net loss per share reduced as a result of the net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2001.

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

We financed our operations during this fiscal period, in part, through loans from related parties and from the proceeds of sales to accredited investors of equity securities in Units at $0.70 per Unit. Each unit consisted of one share of common stock and one Class A Warrant. Each Class A Warrant entitles the holder to acquire an additional share of common stock at a per share price of $1.00 exercisable upon issuance until August 31, 2003. As of the end of the quarter, we had raised $420,000 ($390,600 after expenses) through Unit sales.

We expect that during fiscal 2001, project sales should increase, as a result of the pendng Strategic Alliance with US Filter. We expect to fund these projects, primarily through the progress payments expected to be provided in the US Filter agreements. As well, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the expansion of our market in territories not covered within the Strategic Alliance, in potable water industry activities, and the manufacturing of products sold and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

Part II           OTHER INFORMATION

Item 1.  Legal Proceedings

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P Nield (a former Director and Vice President of the Company). O Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus". He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. Examination for discovery of Charles P Nield was conducted in June 1999; since then there has been no further activity.

Item 2.  Changes in Securities

              We have not yet issued securities in connection with our sale of Units of common stock and warrants during the first quarter of FY 2001. However, the sales were as follows:

Subscriptions for 840,000 units, consisting of one share of common stock and one Class A warrant, at $0.70 per Unit, were accepted from 4 Canadian entities which are accredited investors. Three subscriptions were accepted on October 5, 2000 and one on October 17, 2000. Each warrant entitles the shareholder to acquire an additional share of common stock. The warrants are immediately exercisable at $1.00 per share and will expire in August of 2003.

All Units were sold in reliance on the exemption provided by Section 4(2) of the Securities Act.

All of the investors were informed of the risks involved in an investment in our company and had all information about us that they needed to make an informed investment in our company. All securities issued will bear restrictive legends.

Item 3.  Defaults upon Senior Securities

              None

Item 4.  Submissions of Matters to a Vote of Security Holders

              None

Item 5.  Other Information

              On January 10, 2001 our Board of Directors voted to change our fiscal year from September 1 -- August 31 to January 1 -- December 31. We expect to file the transition report on Form 10-KSB not later than March 31, 2001.

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

      (10)(xi)          Letter Agreement between Service Systems and Elco
                        Bank and Trust Company Limited(6)

      (10)(xii)         Loan Agreement between the Company and TD Bank(6)

      (10)(xiii)        Service Systems 1999 Long-Term Equity Incentive
                        Plan(7)

      (10)(xiv) Letter Agreement between Service Systems, UVS, WOF and MDS dated February 13, 2000(7)

      (10)(xv)          Lease dated October, 2000 between Service Systems,
                        UV Technology Inc. and Slough Estates Canada Limited(8)

      (11)              Statement Regarding Computation of Per Share Earnings         Filed Herewith
                                                                                      Electronically


(1) Incorporates by reference to the Corporation's Form 10SB effective on January 22, 1997.
(2) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3) Incorporated by reference to the Corporation's Form 10Q for the fiscal quarter ended February 28, 1997.
(4) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 1999.
(7) Incorporated by reference to the Corporation's Form 10QSB for the fiscal quarter ended February 29, 2000.
(8) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SERVICE SYSTEMS INTERNATIONAL, LTD.



Date: January 19, 2001      /s/ Ken Fielding
-------------------------------------------------------
                                    Ken Fielding, President

Date: January 19, 2001      /s/ John R Gaetz
-------------------------------------------------------
                                    John R Gaetz, Chief Executive Officer