Form 10KSB40
period 2000-12-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2001-04-02
CIK 1014989

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                   FORM 10-KSB

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               /X/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 31, 2000

For the transition period from August 31, 2000 to December 31, 2000 Commission file number 000-21753

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

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ( )

The issuer's revenues for its most recent fiscal year were $0.00.

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on March 23, 2001 was $8,219,189. The number of shares outstanding of the issuer's only class of Common Stock $.001 par value, was 22,214,023 on March 23, 2001.

Transitional Small Business Disclosure Format (check one): Yes /x / No / /

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH SERVICE SYSTEMS' FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FINANCIAL PERFORMANCE OF SERVICE SYSTEMS, AND IS SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR SERVICE SYSTEMS' PRODUCTS; SERVICE SYSTEMS' OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY SERVICE SYSTEMS' PRODUCTS; AND OTHER RISK FACTORS LISTED FORM TIME TO TIME IN DOCUMENTS FILED BY SERVICE SYSTEMS WITH THE SEC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Vancouver-based Service Systems International, Ltd., through its wholly-owned subsidiary UV Systems Technology, Inc. ("UVS"), is the manufacturer and marketer of state of the art ultraviolet disinfection systems for wastewater and potable water. We are committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, ultraviolet-based water treatment systems. Through UVS, we hold two United States patents and five international patents on various components of our ultraviolet disinfection system, including the flow reactor chamber and flow balanced discharge weir.

Our executive offices are located at 2800 Ingleton Avenue, Burnaby, BC, Canada V5C6G7. The telephone number is (604) 451-1069 and the facsimile number is (604) 451-1072. References in this document to we, us, our, and the company include its consolidated wholly-owned subsidiary, UV Systems Technology Inc., unless the context otherwise requires. ULTRA GUARD-Registered Trademark- and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners. All monetary figures in the document are in United States dollars except Canadian dollars which are indicated as "C$".

SERVICE SYSTEMS' BACKGROUND

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

In an effort to further advance our marketing objective, in September 1995, we entered into a marketing distribution agreement (embodying an earlier oral agreement) with UV Systems Technology Inc., for marketing rights for the Ultra Guard-Registered Trademark- system in eight Western states. In July 1996 we entered into a funding agreement with UVS. Under the funding agreement, we supplied 50% of UVS' operating funds for a six-month period. During this period, we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire 50.69% of UVS. Under a subsequent agreement with the two principal shareholders dated February 14, 2000 (discussed in Management discussions), we acquired the remaining 49.31% of common stock and all outstanding preferred stock of UVS.

INDUSTRY BACKGROUND

The treatment of municipal wastewater and drinking water to eliminate contaminants injurious to health and the environment is a worldwide concern. World spending for drinking water purification and municipal wastewater treatment only was an estimated $300 billion (plus another $200 for industrial treatment needs) in the year 2000. The American Waterworks Association estimated in a study that over the next 20 years, up to $1 trillion dollars will be needed to upgrade the water structure in the United States alone. A United States Environmental Protection Agency survey in 1984 reported that 15,378 municipal treatment plants were in operation in the United States and projected the number to increase to approximately 21,000 by the year 2000. Of the 15,378 plants operating in 1984, only 107 were using or were being constructed and designed for UV treatment. Some of these 15,378 plants had limited or no disinfection. Many of the existing plants identified in 1984 will be required to upgrade or be replaced to meet new United States environmental standards, at an estimated cost of more than $180 billion. This, together with the new treatment plants projected to be built, represents the United States municipal wastewater treatment market for the ultraviolet treatment industry.

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

The chlorination process can raise significant environmental concerns. As reported in a 1986 U.S. Environmental Protection Agency study, MUNICIPAL WASTEWATER DISINFECTION, even low chlorine residuals levels are very difficult to control in receiving streams. The waste stream is influenced by factors such as temperature, pH, alkalinity, suspended solids, chemical oxygen demand and nitrogen containing compounds. All of these factors influence the effectiveness of chlorine disinfection. The environmental impact includes the toxicity of residual chlorine to plant and wildlife and the formation of potentially toxic halogenated organic compounds. Many treatment plants use sulfur dioxide to remove the chlorine from the treated water. This reduces the chlorine residual, but probably does not affect halogenated organic compounds and adds its own negative effect in the receiving water. Chlorine is extremely volatile therefore; its safe transportation is difficult. Many states' regulations require that a treatment facility using chlorine train its personnel in correct handling and safety procedures. POPULAR MECHANICS, in an article in its March 2001 issue entitled "Chlorine Quandary" reported that "chlorine is a chemical whose time has passed. Persistent organic pollutants (POPs) threaten the health and well-being in every region of the world". The United Nations Environmental Program prepared a list of the 12 most globally threatening POPs. Each is a chlorine-bearing compound known as organochlorine. In December, diplomats from 122 countries, including Canada, met and developed a treaty that will ban most POPs immediately and replace them with more environmentally benign agents.

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

We believe that a UV system, such as that provided by our company, that deals with these issues will greatly enhance the marketing opportunities for UV systems. Our UV system is environmentally friendly, efficient in operation and cost-effective.

SERVICE SYSTEM'S STRATEGY

Service Systems is committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, UV-based water treatment systems. Our objective is to become a leading supplier of UV disinfection systems for municipal wastewater and, eventually, for industrial process water and potable water. We believe that the current, widespread use of chlorine as the treatment method does not address its environmental effects. A superior, cost-effective system for water disinfection is needed around the world. Our UV system answers these needs. It is state of the art, proprietary, environmentally friendly, efficient, and provides numerous opportunities for us to expand the scope of our activity beyond municipal wastewater.

Key elements of our strategy are:

TECHNOLOGICAL SUPERIORITY

We currently hold patents on the flow control reactor module and the flow-balanced weir. These components are used in our treatment system. The system also includes several proprietary features which include: 1) automatic lamp cleaning to deal with the problem of lamp fouling, 2) automatic variability of lamp intensity to match effluent flow to reduce power consumption, and 3) automatic variability of lamp intensity to treat varied transmission. We intend to continue technological development as a response to the changing needs and applications of the water and wastewater treatment industry. In 2000, we completed the commercialization of our new Ultra Flow Single Lamp Reactor (SLR) Disinfection System for wastewater and drinking water. The Ultra Flow Single Lamp Reactor (SLR) Disinfection System is an arrangement of autonomous single lamp reactors in which each individual UV lamp will disinfect up to 1.0 million gallons of wastewater per day. The SLR Disinfection System permits a wastewater treatment plant operator to use any number of SLRs to control the disinfection in accordance with the capabilities of each single lamp.

EXPANSION OF PRODUCT LINES

Our UV technology can be applied to many treatment needs. These include industrial process water disinfection, potable water disinfection, and other fluid and air disinfection. Once we establish a base in the wastewater disinfection market, we intend to expand our business into disinfection of industrial process water. We also expect to pursue other business segments, which show growth potential currently and for the future, such as potable water disinfection, other fluid disinfecting and air disinfection. In November 1999, we signed a Licensing and Distribution Agreement with a leading Australian UV equipment manufacturer for their product line.
This product line primarily addresses the disinfection needs for the potable water markets.

Recent testing of ultraviolet light as a means to deactivate Crypto and Giardia in potable water has proven that at very low doses (below 20mWs/cm2), UV treatment will meet quality standards acceptable for drinking water. Crypto and Giardia cannot be deactivated using chlorine, and the alternative to UV is the use of filtration or ozonation, both expensive alternatives to UV. Currently, the US EPA has sanctioned additional testing of UV and has approved the use of a UV system in potable water applications. We see expanded activity and requests for proposals for UV in potable water applications. As a result of this testing, recent purchasing activity indicates that the use of UV( has received general acceptance) for potable water application in North America and other regions of the world.

Process water disinfection is required in industries such as breweries, soft drink producers, pharmaceutical, pulp and paper production, agriculture, aquaculture, and marine life systems. Potable water treatment is needed for drinking water from normal municipal supply, bottled water and disaster relief. Disinfection is also needed in bottled and packaged juices and other fluids.

ENHANCEMENT AND EXPANSION OF MARKETING EFFORTS.

Our product is marketed through a representative's network in North America and in selected countries of the world. This network expanded significantly with our signing on January 25, 2001 of a strategic alliance agreement with US Filter's Wallace and Tiernan Products group to sell the Ultra Guard-Registered Trademark-product line. Through this strategic alliance, the US Filter agent network of about 87 companies will be actively selling our products in North, South and Central America and the Caribbean. The process of expanding the representatives network will continue in other selected countries of the world until we achieve full direct user access in those countries.

When and if the opportunity arises, we intend to acquire firms serving a similar industry.

EXPAND INTERNATIONAL SALES

While awareness of the need for water disinfection in North America is high, that awareness in other parts of the world also has expanded and the market for treatment and disinfection systems is expanding. With the compact and adaptable nature of our treatment system, its patented and proprietary technology, and the full-size production demonstration units (PDU), we believe we have a good potential to expand into the international market. Given adequate resources, we intend to pursue this market aggressively.

OUR PRODUCT

Service Systems manufactures and markets its UV disinfection system under its registered trademark, Ultra Guard-Registered Trademark-. The Ultra Guard system incorporates: 1) low-pressure, high intensity, high efficiency UV lamps, 2) infinitely variable ultraviolet lamp controllers, 3) a patented high-performance reactor module, 4) patented flow-balanced weirs, and 5) an automatic quartz sheath cleaning system. The mechanical cleaning system has been developed and has been introduced into the marketplace by demonstration on our full-scale demonstration systems. Currently our product is used primarily for municipal wastewater disinfection. However, our UV technology can be applied to many treatment needs. These include industrial process water disinfection, potable water disinfection, and other fluid and air disinfection. Once we establish a base in the wastewater disinfection market, we intend to expand our business into those areas.

UV disinfection systems have none of the safety issues with which chlorination systems must deal. UV has the advantage of being relatively simple to operate and maintain. UV disinfection is a physical, rather than chemical process, using UV radiation to permeate bacterial and viral cell walls and prevent the cells from replicating.

In competing UV systems, after solid materials are removed, the effluent is directed through banks of low pressure, low intensity or medium pressure, high intensity UV light producing mercury vapor arc lamps. In order to disinfect a liquid, the UV energy within the 240 - 280 nm wave band must be directed into the liquid at a minimum intensity level. As the lamp emits radiation and the fluid distance from the lamp increases, the intensity is reduced. Traditionally, maximum exposure has been obtained by utilizing a very large number of low pressure, low intensity lamps through which fluid passes. Murkier fluids require more lamps and closer placement of the lamps in proximity to one another. Like competing UV systems, our Ultra Guard-Registered Trademark- system also exposes fluid to UV light for a time sufficient to damage the reproductive ability of the microorganisms. However, in the Ultra Guard-Registered Trademark-disinfection process, fluid to be disinfected, 1) passes through a diffuser plate to even the flow, 2) passes through our patented flow single lamp reactor which surrounds the UV lamp, and 3) leaves the disinfection channel through our patented flow-balanced discharge weir.

As effluent enters the disinfection channel, uneven fluid pressure creates variances in the flow rate among the top, middle and bottom layers of effluent. As a result of uneven fluid pressure, flow velocity varies, resulting in varying rates of disinfection as these uneven flows pass the UV lamps. In our UV system, the diffuser plate (a perforated plate) intercepts the incoming fluid and mixes the varying velocity layers. This ensure uniform column flow before the fluid enters the patented flow reaction chamber, permitting the lamp intensity to be set for a consistent, predictable fluid flow rate.

After passing through the diffuser screen, the fluid enters our Ultra Guard-Registered Trademark- patented single lamp reactor chamber. Service Systems' competitors' straight-through module systems require repeated and continuous exposure to multiple banks of UV lights. In our UV system, the fluid oscillates as in moves through the flow reactor. This ensures that all influent receives exposure at the quartz sheath, the highest UV intensity point output of UV light from a single lamp. The high flow velocity (about .5 seconds) through our reactor provides an additional benefit. In other UV systems, slow fluid flow velocity (about 8 seconds) through the lamps and higher temperature permit build up of sedimentary deposit on the quartz sleeve surrounding each lamp, which reduces the efficiency of their systems. Our reactor is designed to cause the fluid to move to the quartz sleeve and closer to the UV light. Due to the fluid's high velocity, sedimentary deposits (fouling) are removed off the quartz sleeve that houses the UV lamp. The reduction of fouling permits the lamps to continue to operate at their peak efficiency for longer periods of time. When fouling does occur, our mechanical sleeve wiper incorporated into the single lamp reactor automatically cleans the quartz sleeve. The combination of reduced sedimentation and reduced fouling, and the automatic cleaning system, directly addresses one of the major concerns about the use of UV disinfection systems. We believe that our advanced method of fouling reduction will contribute to acceptance of our UV systems.

As the effluent leaves the reactor module, it discharges from the disinfection channel through the patented flow balanced weir. Most other UV systems use conventional counterbalanced flap gates or other powered weirs to control flow and water levels in the disinfection channel. Incorrectly adjusted, counterbalanced and other powered weirs, can cause surging of the fluid or excessive fluid discharge, exposing the UV lamp to air and reducing system efficiency. The Ultra Guard-Registered Trademark- patented flow-balanced weir is based on the principle of atmospheric pressure equalization. It will maintain correct channel depth without moving gates, valves, special sensors or other methods requiring operator involvement. Our UV lamp remains fully submerged even during periods when there is zero flow at the wastewater plant.

The flow volume into our disinfection system is measured by a flow meter mounted within the wastewater plant in front of the disinfection system. A UV transmission monitor calculates the transmission of the effluent and provides continuous readings of the effluent transmission quality. These readings are fed to our system microprocessor control, where they are used to select appropriate power intensity settings for UV lamps. In multi-channel and multi-lamp installations, powered channel gates and powered gates are mounted at each single lamp reactor (SLR). These gates can be used to control the number of operating UV lamps required for disinfection ( flow pacing the number of lamps in operation to match the flow through the wastewater plant), direct the flow between channels, control the number of SLRs in operation, and take a channel or SLR off-line for routine maintenance or lamp replacement. Using data feedback from UV intensity monitors reading UV intensity at each lamp, UV output for each lamp can be increased or decreased to compensate for unusual quartz sheath fouling, lamp aging, increased or decreased fluid flow, changes in fluid transmission, or maintenance shutdown.

In our UV system, we use low-pressure, super high intensity (504 watts as compared to our competitors' 100 watts), high efficiency UV lamps. These lamps emit super high intensity light to penetrate murky effluent and reduce fecal coliform or other pathogen counts to design specification levels. These lamps operate at about 60% of the electrical power consumption of other low-pressure, low-intensity lamps or low-pressure, high-intensity lamps and 12 to 20% of the electrical power used in medium pressure lamps. Our Ultra Guard-Registered Trademark- system also requires about 1/30th of the lamps used in other low-pressure, low-intensity lamp systems and 1/6th of the lamps used in low-pressure, high-intensity lamp systems. Medium pressure lamp systems take 3 - 5 medium pressure lamps to equal 1 of our lamps. We also minimize replacement downtime for our lamps because our lamps can be replaced quickly from above while the lamp module remains in the channel.

Our UV disinfection system has a compact size. Providing for future expansion can be easily accomplished by adding additional flow stopped mounting slots on the cross channel plates holding the SLR. When plant flows exceed the plant's capacity, additional SLRs are installed on the cross channel plate and the flow stops are removed. In applications of more turbid than normal effluent or where more stringent effluent discharge regulations must be met, a second, third or fourth SLR may be installed immediately behind the first module. We have designed the UV system to disinfect wastewater treatment plant flows up to any size. Systems can be customized to suit specific site conditions and discharge requirements. Our single lamp systems cost between $8,000 and $15,000; the cost of systems requiring more lamps is a multiple of that, with volume discounts available for larger sales. Typically a system requires one lamp for every 0.5 -
0.8 million gallons of wastewater disinfected.

CUSTOMERS

Our customers to date have been municipal wastewater treatment facilities projects, sold through our distributors and representatives, and semi-conductor plants to which sales have been made through our Japanese agent. Ultra Guard-Registered Trademark- systems have been installed at four wastewater treatment facilities. The first system was commissioned in February 1995 in Paraparaumu, New Zealand and has been in operation since that time. Other specific sales and system locations are detailed in Management Discussion and Analysis.

On January 25, 2001, we entered into a Strategic Alliance Agreement (and associated agreements) with US Filter's Wallace and Tiernan Products group to market our Ultra Guard-Registered Trademark- UV System in North, South and Central America and the Caribbean. See our further discussion below under "Sales and Marketing".

SALES AND MARKETING

Our Ultra Guard-Registered Trademark- UV system has been marketed both domestically and internationally by two marketing employees and through a network of distributors and representatives with specialized training in wastewater disinfection. As of December 31, 2000, UVS had 1 distributor and 52 representatives, 41 in North America and 11 internationally. Distributors purchase systems and components for resale in a designated territory on an exclusive basis and provide full service to customers. Some agreements require a distributor to purchase a minimum amount of product each year. Distributorship agreements are performance related and usually have a term of one year, including an automatic renewal clause. Sales representatives act as agents for our Ultra Guard-Registered Trademark- UV system and sell these systems in designated territories. All distributorship contracts and sales representatives contracts include a 30 day cancellation clause. Representatives are paid a commission for sales made within their territories. The usual contract is for a period of one year, with an automatic renewal clause.

On January 25, 2001, the Service Systems and its wholly owned subsidiary, UV Systems Technology, Inc., a British Columbia company ("UVS"), entered into a Strategic Alliance Agreement and related agreements with US Filter/Wallace & Tiernan, Inc., a Delaware corporation ("U.S. Filter"). In general, the Strategic Alliance Agreement provides that U.S. Filter will market, offer and sell Service Systems' UltraGuard-Registered Trademark- ultraviolet disinfection systems (the "Systems"), including aftermarket components and spare parts, on an exclusive basis for ten years throughout a territory consisting of North America, Central America (including the Caribbean Zone) and South America (the "Territory"). Certain of the basic terms of the Strategic Alliance Agreement and the related agreements are summarized below. The summaries are subject to and qualified by the agreements themselves.

STRATEGIC ALLIANCE AGREEMENT. The parties to the Strategic Alliance Agreement are Service Systems and UVS, and U.S. Filter/Wallace & Tiernan, Inc. The term of the Strategic Alliance Agreement is ten years, subject to earlier termination, including a termination for convenience by either party after three years. If not terminated, the Agreement is subject to automatic one-year renewals. During the term, U.S. Filter will act as the exclusive agent within the Territory for the marketing, sales and distribution of the Systems, including aftermarket components and spare parts, for all municipal (excluding aquatics) and industrial water and wastewater treatment applications. Service Systems will refrain from any direct or indirect attempt to market, sell or distribute Systems or components within the Territory. U.S. Filter will use its existing sales network and distribution system to market, offer and distribute the Systems, and also will provide start up assistance, ongoing service, and components, parts and spares installation support. U.S. Filter will cause certain companies related to it to refrain from any direct or indirect attempt to market, sell or distribute competitive products within the Territory. Service Systems will sell ultraviolet disinfection systems and components to U.S. Filter, and will provide related support services. The purchase price to be paid by U.S. Filter for each System or component manufactured or supplied by Service Systems will be based upon Service Systems' list price and applicable tax, less a negotiated deduction, and will be subject to further adjustment depending upon the price at which U.S. Filter sells the System or component to the end user. U.S. Filter will make progress payments as the design and manufacture of the System progresses through to delivery and final acceptance of the System by the end user. If Service Systems is unable or unwilling to meet specified manufacture and supply requirements, then U.S. Filter may manufacture and supply Systems and components. U.S. Filter will pay a royalty payment for each System or component, whether manufactured or supplied by Service System or U.S. Filter. The Strategic Alliance Agreement also gives U.S. Filter a right of first refusal with respect to any distribution or marketing agreements, which Service Systems or UVS may wish to make outside the Territory.

LICENSE AGREEMENT. Service Systems, UVS and U.S. Filter also entered into a License Agreement by which Service System and UVS granted to U.S.
Filter certain exclusive rights in and to patents, trademarks, trade secrets, copyrights, software and know-how related to the sale, distribution, promotion, marketing or manufacture of Systems for installation within the Territory. U.S. Filter will pay a royalty equal to 5% of the net sales price with respect to any System manufactured or supplied by Service Systems/UVS and a royalty between 5% and 10% with respect to any System manufactured or supplied by U.S. Filter. In connection with the License Agreement, the parties have entered a Trust Agreement with Fort Knox Escrow Services, Inc., a Georgia corporation, which provides that software and manufacturing instructions be placed into escrow.

STOCK PURCHASE WARRANTS. Concurrently with the execution of the Strategic Alliance Agreement, Service Systems granted three Stock Purchase Warrants to U.S. Filter for an aggregate of 3,000,000 shares of Service Systems common stock, as follows:

o 1,000,000 shares at an exercise price equal to the lower of $0.97 per share or the "Fair Market Value" of the common stock as of April 25, 2001;

o    1,000,000 shares at an exercise price of $1.00 per share; and

o    1,000,000 shares at an exercise price of $2.00 per share.

The warrants may be exercised from time to time from October 3, 2002 up to and including October 10, 2010. If the Strategic Alliance Agreement is terminated for convenience, the warrants will expire on the second anniversary of the effective date of the termination for convenience. In addition, on January 25 of each year during the term of the Strategic Alliance Agreement, Service Systems will grant to U.S. Filter additional warrants to purchase Service Systems common stock, based upon the orders for Systems booked or significantly influenced by U.S. Filter during the preceding 12 months. Provided at least US$1,000,000 of orders for Systems have been booked or influenced, each warrant will permit U.S. Filter to purchase 50,000 shares and also 500 shares for each US$10,000 of orders for Systems booked or significantly influenced by U.S. Filter in excess of US$10,000,000 during the preceding 12 months.

REGISTRATION RIGHTS AGREEMENT. Service Systems and U.S. Filter also entered into a Registration Rights Agreement. The Registration Rights Agreement entitles U.S. Filter to demand registrations (two long form registrations and, if available, short form registrations at specified intervals) and piggyback registrations for the shares of Service Systems common stock issued upon exercise of the warrants.

SECURITY AGREEMENT. Service Systems and UVS have granted to U.S. Filter a security interest in certain rights in and to their patents, trademarks, trade secrets, copyrights, soft ware and know how, and contracts related to the use or exploitation of these rights in connection with the sale, distribution, promotion, marketing or manufacture of Systems for installation within the Territory. The security interest secures an obligation to make a $100,000 payment under the Strategic Alliance Agreement upon a termination by convenience, or a termination, rejection, disclaiming or repudiation of the License Agreement in connection with insolvency proceedings.

Service Systems believes the Strategic Alliance with US Filter will benefit Service Systems through a reduction of operating and working capital, as US Filter will be responsible for sales and marketing expenses and after sales costs associated with start up, installation support and ongoing service, among other things. Due to the operational cost reduction, margin expectations remain consistent with those contemplated before the signing of the Agreement.

With the signing of our Strategic Alliance Agreements and related agreements with US Filter's Wallace and Tiernan Products Group on January 25, 2001, the responsibility for marketing the Ultra Guard-Registered Trademark- systems within the Exclusive Territory was transferred to US Filter. The exclusive territory consists of North, South and Central America and the Caribbean. At this time, a joint determination is being made as to which of our agents will be retained by US Filter, those not taken over will be terminated. US Filter's representative companies will then have the responsibility for all our sales within the Exclusive Territory.

Through UVS, we will continue to recruit distributors and representatives throughout the nonexclusive territory, during our attendance at international exhibitions and through independent solicitations. In October 2000, we exhibited at the Water Environment Federation in Anaheim, CA., North America's largest water and wastewater show.

We expect that our sales will be to diverse wastewater treatment plants beginning primarily in the United States and Canada, and then expanding world-wide. Other than for initial sales, no one customer is likely to account for more than 10% of our sales, averaged over a five-year period. Because of the size of each project, one project may be expected to represent more than 10% of sales in any given year. Our UV product target sales are to communities of all population sizes.

As part of our sales effort we have in completed 3 production demonstration units, which are available for demonstration activities. One PDU has been sold to our North Carolina representative, Emory Wilson and Associates, and moves to various wastewater plants in response to requests for testing. The two other PDUs are currently located at the UV Systems plant facilities. Four additional units are in process and will be completed, as demand for testing requires. US Filter has committed to the purchase of one PDU, which is currently in production. PDUs are fully functional Ultra Guard-Registered Trademark- SLR systems complete with all of the patented components and designed for IN SITU testing at wastewater plants. They are compact in size and designed for placement next to an existing outflow channel. A PDU can accommodate flow rates from 100 to 800 U.S. gallons per minute, about 8% of an average wastewater treatment plant's flow. An inflow pump draws fluid from the plant's system discharge, at the flow rate required for testing, so that the PDU operates, in effect, as part of the treatment system. The testing period generally runs from two to three weeks in duration and is operated by our technicians. If necessary, the staff at the treatment plant or the site design engineer's staff can be trained to operate the PDU.

We access marketing opportunities outside of US Filter's exclusive territory through: 1) published articles in trade publications that are directed to wastewater treatment, 2) the marketing efforts of our distributors and representatives, 3) presentation of technical papers at industry meetings, and
4) meetings with design engineers and others involved in treatment plant design. Videotapes and brochures are available for potential customers and for use by distributors and representatives. Sales opportunities for our UV wastewater treatment systems are made available through requests for proposal received from public entities, and contractor and engineering firms acting for public entities. These opportunities are for systems designed in response to specific wastewater plant criteria. We actively respond to requests for proposal in the United States and throughout the world and normally will provide two to four quotations per week. As of December 31, 2000, we had fort-two requests awaiting response. The large backlog of inquiries is as a result of the activities of our distributor network and US Filter.

 COMPETITION

Service Systems competes with other producers of UV equipment and other water treatment technologies, many of which are more established and have significantly greater resources. Other major technologies currently in use include chlorination, chlorination with de-chlorination using sulfur dioxide, sodium hypochlorite, and ozonation. Competitive factors include system effectiveness, safety regulation costs, operational cost and practicality of application, pilot study requirements and potential adverse environmental effects. Competition in our company's primary business of wastewater and process water treatment is primarily with producers using chlorination disinfection systems and with other UV system manufacturers. While we also compete with ozonation systems, ozonation is more commonly used for drinking water purification.

Of all of the disinfection technologies in use, including UV, the most prevalent is chlorination (or chlorination with de-chlorination using sulfur dioxide). The most predominant treatment modalities in municipal wastewater and industrial process water systems in the United States and world-wide are chlorine-based systems. However, because of environmental concerns, and more recently safety concerns, we expect the use of chlorine to decrease significantly over the next three decades. Section 112(r) of the EPA Clean Air Act has recently been revised to address safety issues of citizens in the surrounding area of wastewater plants using hazardous chemicals, including chlorine. Each plant was required to have a risk management plan in place by June 21, 1999. Some States also require a state-level equivalent of the plan and the Occupational Safety and Health Administration also requires a process safety management program. An industry survey has forecasted that over half of chlorine alternative installations will be UV by 2010. See "INDUSTRY BACKGROUND."

Our UV competitors' estimated respective shares of the North American market in wastewater and process water are: 1) Trojan Technologies Inc., 50%, 2) PCI-Wedeco, 22%, 3) IDI Industries,

Inc. 8%, 4) Aquionics, Inc, 5%, and 5), Others, 15%. Trojan Technologies, Inc. focuses on UV applications for use in both the sewage wastewater and potable water industry. They are the largest producer of a product (the medium pressure lamp UV4000) that directly competes with the Ultra Guard-Registered Trademark-UV system. In addition, they offer a low-pressure, high intensity UV lamp system. We believe our system to be superior to Trojan's technologically, because of our lower operational costs, our ease of expansion and our lower number of lamps. Aquionics Inc. competes primarily in the potable water and process industrial water sector using medium pressure UV lamps characterized by their resultant high power consumption. IDI and PCI-Wedeco sell UV systems of the low pressure, low intensity type, and recently introduced a low-pressure, high intensity UV lamp system for high quality wastewater disinfection. These new UV systems will require from 5 to 10 lamps to equal one UltraGuard lamp. Compared to competing systems, our UV systems are more compact and use less land area, consume 40 to 60% less electrical power than used in low pressure, low intensity and low-pressure, high intensity systems, and use 80 to 90% less electrical power than used in Trojan's UV4000. These factors result in a lower life cycle operating cost for our systems compared to competitors. Our systems can treat very poor quality effluents, have better hydraulic performance, have automated lamp cleaning, and can be demonstrated using a full-scale, single lamp unit (our
PDU). Combining all of these factors as a whole, we believe we can provide a substantially better and consistent quality effluent discharge in terms of total fecal coliform, e-coli or other microbiological concentrations at reduced capital and operating cost.

In competing in this marketplace, we must address the conservative nature of the customer and our financial resources. Although we can demonstrate our systems' superiority, our relative newness in the market and our minimal financial resources have resulted in reluctance on the part of the customer to conclude an acquisition of the Ultra Guard-Registered Trademark- system. With the consummation of the US Filter Strategic Alliance and the transfer of sales and after sales activities responsibility to US Filter, we expect that these factors will have for the most part been eliminated in US Filter's exclusive territory.
- Refer to Risk Factors

PATENTS AND TRADEMARKS

We hold patents on key components of our Ultra Guard-Registered Trademark-system. Our UV disinfection system reactor module is patented in 1996. Our flow balanced weir is patented in 1995.

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

REGULATORY MATTERS

Our business and manufacturing are conducted from British Columbia, Canada. We are not subject to any special regulatory requirements above those that are applicable to manufacturing businesses in general in Canada and the United States. Environmental regulations that apply to the sewage industry are specific to the effluent being delivered to the receiving waters. The wastewater treatment plant must comply with these regulations. In the United States, wastewater and process water treatment plants must comply with clean water standards set by the Environmental Protection Agency under the authority of the Clean Water Act and standards set by states and local communities. Through the request for proposal (bidding process), any regulations are passed on to us in the system design requirements. These requests for proposal detail the specifications for the system, including the effectiveness required to meet any regulatory requirements. Compliance with microbiological discharge standards is determined by subsequent operation of the wastewater treatment plant and is generally the responsibility of the plant, unless our treatment system failed to comply with specifications for some reason (a problem that we take great effort to avoid). It is possible that, through the inaccuracy or inadequacy of request for proposal specifications and if our potential liability is not indemnified, we could become liable to third parties for environmental problems. We could be required to comply with direct regulations by law or regulations enacted in the future (including environmental laws). In these cases, our costs could significantly increase.

We are not aware of any regulations that would adversely affect our ability to market our system. The effectiveness of the Ultra Guard-Registered Trademark- UV system enhances our ability to respond to and comply with the applicable sections of the stringent regulatory clean water standards included within requests for proposal.

In many jurisdictions, including the United States, wastewater treatment systems require permits from environmental regulatory agencies. Delays in permitting could cause delays in construction or usage of our systems by a customer. This in turn could have a material adverse impact on our business. In addition, many of our customers will rely on municipal financing for the purchase of our UV systems. Sales to these customers may be adversely affected by delays in obtaining, or the unavailability of, funds caused by budgetary constraints or the bureaucratic process.

MANUFACTURING

The Ultra Guard-Registered Trademark- systems are assembled at our Coquitlam facility. Components for the systems are manufactured by a variety of Canadian, United States and international suppliers. We obtain our UV lamps and controllers for the systems from a sole supplier for each. To ensure against any interruption of supply should one of these suppliers be unable or unwilling to provide the parts as required, we are continuing the process of identifying and arranging for alternative sources for these components.

RESEARCH AND DEVELOPMENT

Research and development are considered to be key components of our business strategy. As of December 31, 2000, we had 8 employees collaborating on product manufacturing and development activities, with a combined 100 years of related experience. We also use lamp design and computer software consultants to assist in product development decisions. During the current period, our focus has been on the design and implementation of our previous research and development efforts. Work on alternative sheath cleaning technology, including the use of ultrasonic methods continues, with increased emphasis on systems automation. Future efforts will focus on expanding and developing technology and equipment for applications such as water treatment units for industrial processes, in addition to sewage effluent disinfection. On a combined pro forma basis our research and development expense, in fiscal 1998 was $264,282 in fiscal 1999 was $258,132, in fiscal 2000 was $591,811 and for this four month transition period was $150,730.

EMPLOYEES

As of December 31, 2000, Service Systems had three part-time employees, and UV Systems Technology, Inc had 13 full-time employees and 3 part-time employees. The Service Systems' part-time employees were engaged in management. The UV Systems' part-time employees were engaged in design and in office services. Of the full-time employees, 2 employees are engaged in management, 2 employees were engaged in sales and marketing, 2 are engaged in office services, 1 employee was engaged in R & D and design, and 6 employees were engaged in production and manufacturing of the Ultra Guard-Registered Trademark- systems which have been sold. The company receiving the benefit of consulting services, Service Systems or UV Systems Technology, pays for the service.

RISK FACTORS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND SERVICE SYSTEMS' CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF SERVICE SYSTEMS, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG THESE FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR SERVICE SYSTEMS' PRODUCTS; SERVICE SYSTEMS' OVERALL AVILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY SERVICE SYSTEMS' PRODUCTS; AND OTHER RESK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY SERVICE SYSTEMS WITH THE SEC.

WE HAVE HAD NO PROFITS, AND WE ARE SUBJECT TO THE RISKS, EXPENSES, PROBLEMS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN THE ESTABLISHMENT OF A MANUFACTURING BUSINESS, ESPECIALLY IN THE CONTINUALLY EVOLVING, INTENSELY COMPETITIVE, WASTEWATER AND WATER TREATMENT INDUSTRY. We have generated no profits to date and have a loss as of the end of the December 31, 2000 fiscal year of $7,707,820. We cannot assure that we will become profitable at any time in the foreseeable future.

SERVICE SYSTEMS COMPETES WITH WELL-ESTABLISHED WATER TREATMENT COMPANIES, MANY OF WHICH HAVE FINANCIAL, TECHNOLOGICAL AND MARKETING RESOURCES SIGNIFICANTLY GREATER THAN THOSE WE HAVE AVAILABLE. They may have established relationships with customers or potential customers that afford them a competitive advantage. Some of these competitors in the United States market include, Trojan Technologies, Inc., PCI-Wedeco, IDI, Inc., and Aquionics, Inc. Although the Ultra Guard-Registered Trademark- system does provide us competitive technological and operational advantages, we cannot assure that these advantages will continue. Moreover, we cannot assure that our current UV technology may not be rendered less effective, or obsolete by UV and other water treatment technologies developed by our competitors. We may not be able to compete effectively in the current or future markets competitive pressure may adversely affect our business, financial condition or results of operations.

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

SALES ON BOTH AN ANNUAL AND QUARTERLY BASIS ARE SUBJECT TO FLUCTUATIONS, WHICH ARE OFTEN BEYOND OUR CONTROL. Our sales of Ultra Guard-Registered Trademark-systems to US Filter and governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal are issued and awards made.

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

OUR SYSTEMS CONTAIN STATE-OF-THE-ART COMPONENTS THAT COULD BE IN SHORT SUPPLY. We cannot assure that we will continue to be able to obtain all of the components we require or that the price of certain components in short supply will not materially and adversely affect our business, financial condition or results of operations. We are dependent upon third parties for the continuing supply of these components. Two of these components, the lamps and the controllers, are obtained from sole suppliers. We are in the process of identifying alternative suppliers for these components; however, alternate sources with the quality, efficiency and at a price we require may be difficult to locate. Moreover, suppliers may discontinue or upgrade some of the components incorporated into our systems. This could require that we redesign a system to incorporate newer or alternative technology. We do not have contracts that would assure availability and price of components to meet our short-term requirements. Lack of timely availability of components could cause delays in installation of the Ultra Guard-Registered Trademark- system and affect our revenues during certain periods. As well, this could lead to customer dissatisfaction. Limited availability of components could also require premium payments for parts to make installation deadlines and thus adversely affect our profit margin, or cause us to increase our inventory of scarce parts and thus adversely affect our cash flow.

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

OUR SUCCESS WILL DEPEND IN LARGE MEASURE UPON MARKETING EFFORTS IN THE WESTERN HEMISPHERE, AND THESE ARE TO BE PERFORMED BY AN INDEPENDENT, THIRD PARTY THAT WE DO NOT CONTROL. In January, 2001 we entered into a Strategic Alliance Agreement with US Filter/Wallace & Teirnan, Inc. ("US Filter"). Under this agreement,
US Filter has the exclusive right to market, offer and sell our UltraGuard-Registered Trademark- ultraviolet disinfection systems, including aftermarket components and spare parts, on an exclusive basis for ten years throughout a territory consisting of North America, Central America (including the Caribbean Zone) and South America. We do not control US Filter. We cannot assure that sales in this Territory will be sufficient to meet our expectations. A failure by US Filter successfully to market and sell our systems would materially adversely affect our ability to market our products in that area.

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

SERVICE SYSTEMS, THROUGH UVS, OWNS PATENTS ON ITS FLOW REACTOR CHAMBER AND DISCHARGE WEIR, AND MANUFACTURES AND MARKETS ITS PRODUCTS UNDER THOSE PATENTS. Issued patents could be infringed or additional patents that are applied for may not be issued. The costs of prosecuting an infringement suit can be very significant. If an infringement occurs, we may not be able to preserve our exclusive rights to the patented technology or protect the rights. This could have a material adverse effect on our business. We could potentially infringe on patent, trademark, or copyrights owned by others, for which licenses may not be available. The expenses of defending claims through the prosecution of infringement actions vary and can be substantial. Some of our patented technology, such as the flow reaction chamber, was developed as "work for hire" and, as such, can be subject to claim by the individual(s) who developed it.

WE HAVE OUTSTANDING WARRANTS AND OPTIONS THAT COULD NEGATIVELY INFLUENCE OUR ABILITY TO RAISE ADDITIONAL EQUITY CAPITAL IN THE FUTURE. To the extent that these warrants and options to purchase our common stock are exercised, there will be additional dilution in excess of that resulting from use of common shares in earnings calculations. As of December 31, 2000, we had 7,625,147 vested warrants and options outstanding. In addition, US Filter was granted a total of 3,000,000 warrants exercisable beginning on October 3, 2002, with the ability for additional warrants depending on sales of our systems by US Filter.

OUR COMMON STOCK IS TRADED ON THE ELECTRONIC BULLETIN BOARD, ON THE OVER THE COUNTER MARKET. While a public market currently exists for our common stock, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, the over the counter market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the common stock without regard to our operating performance. We believe factors such as quarterly fluctuations in financial results, announcements of new technologies impacting our systems, announcements by competitors or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of our stock.

FUTURE SALES BY EXISTING SHAREHOLDERS COULD ADVERSELY AFFECT THE PREVAILING MARKET PRICE OF OUR COMMON STOCK. As of December 31, 2000, we had 22,214,023 shares of common stock outstanding. Of these shares, approximately 12,663,734 are now eligible for sale in the public market without restriction pursuant to Rule 144(k) or Regulation S under the Securities Act.

SINCE OUR INCEPTION, WE HAVE NOT PAID CASH DIVIDENDS ON OUR COMMON STOCK. Our intention is to retain future earnings, if any, to provide funds for business operations. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE HAVE NOT HELD AN ANNUAL MEETING OF SHAREHOLDERS SINCE WE BECAME A REPORTING COMPANY. Because of the cost involved and our limited financial resources, we have not convened annual meetings of shareholders. Because we have not done so, shareholders have not had the opportunity to vote on election of directors or ratification of auditors, and to receive proxy statements. We plan to hold a shareholders' meeting as soon as our financial resources permit us to do so.

ITEM 2.  DESCRIPTION OF PROPERTY

Service System's executive offices are located at 2800 Ingleton Avenue, Burnaby, British Columbia. The leased premises have 2,537 square feet of executive offices and 9,088 square feet of manufacturing facilities. The initial lease term was for a period of five years, and expired in September 2000. We have been occupying the premises on a month-to-month basis since then. In October, 2000, we signed a five-year lease for new premises, for both manufacturing and administration, located at 201-11 Burbridge Street, Coquitlam, B.C., Canada V3K 7B2. The new premises have 2,880 square feet for executive offices and 7,780 square feet for manufacturing space. The base rent is C$8,875.68 per month. UVS' manufacturing operation moved to the new premises on November 1, 2000. The office operations, including executive offices, of both Service Systems and UV Systems will be moved to the new premises on or about April 22, 2001. Insurance plans covering all of our facilities and contents, as well as general liability insurance in an amount considered adequate in the industry (although no assurance can be given that the amount will, in fact, be sufficient should a claim arise).

ITEM 3.  LEGAL PROCEEDINGS

On October 20, 1998, a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against Service Systems, Kenneth Fielding (Service Systems' President and Director), and Charles P Nield (a former Director and Vice President of Service Systems). O'Flynn alleges that in April of 1996, he purchased shares of Service Systems' common stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus". He further alleges that, in September of 1996, he purchased additional shares of common stock based on the representation that the shares would be free trading within 40 days of the common stock becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. Service Systems filed an answer denying the claims and continues to actively defend the suit. Examination for discovery of Charles P Nield was conducted in June 1999, since Then there has been no further activity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Service Systems did not submit any matter to a vote of security holders during the fiscal year covered by this report.

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


FISCAL YEAR 1998
      Quarter ended November 30, 1997                1.562             0.625
      Quarter ended February 28, 1998                0.687             0.281
      Quarter ended May 31, 1998                     0.375             0.170
      Quarter ended August 31, 1998                  0.187             0.10

FISCAL YEAR 1999
      Quarter ended November 30, 1998                0.115             0.07
      Quarter ended February 28, 1999                0.23              0.09
      Quarter ended May 31, 1999                     1.218             0.20
      Quarter ended August 31, 1999                  0.687             0.21

FISCAL YEAR 2000
      Quarter ended November 30, 1999                0.75              0.26
      Quarter ended February 29, 2000                0.88              0.29
      Quarter ended May 31, 2000                     1.00              0.31
      Quarter ended August 31, 2000                  0.93              0.437

FISCAL YEAR ENDED DEC 2000
      Quarter ended November 30, 2000                1.09              0.31
      December 1, 2000-December 31, 2000             0.55              0.25


As of December 31, 2000 there were approximately 125 holders of record of the common stock.

Service Systems has never had profits and has never paid cash dividends on its common stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER SALES

During the one month period ended December 31, 2000, Service Systems made the following sales in U.S. and Canada. These shares were issued under the exemption provided by Section 4(2) of the 1933 Act with representations from the purchasers as to their investment intent, their access to information and their sophistication, no underwriters were involved and no commissions were paid in connection with the sales.


--------------------------------------------------------------------------------------------------------------
NAME                       DATE                 UNITS                 PRICE PER UNIT             TOTAL
----                       ----                 -----                 --------------             -----
Joseph Daly                 12/00               6500                     $0.374                    2431.00
Returned to treasury
Level Jump Trading          12/00           (100,000) shares              $0.40                   ($40,000)


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

BASIS OF PRESENTATION

The financial statements include accounts of Service Systems International Ltd. and its 100% owned subsidiary, UV Systems Technology Inc.

MANAGEMENT'S DISCUSSION

Our company was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership (see Service System Background). Through UVS, Service Systems manufactures and markets its Ultra Guard-Registered Trademark- ultra violet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater, and for potable water, bottled products and agriculture and aquaculture water treatment.

In September 1995 Service Systems initiated a marketing distribution agreement with UVS, a manufacturer of equipment using proprietary ultraviolet light technology for the microbiological disinfection of industrial and municipal wastewater. In July 1996 Service Systems entered into a funding agreement with UVS, whereby under the funding agreement, Service Systems provided 50% of UVS' operating cash needs for a six-month period. On December 1, 1996, Service Systems acquired 50.69% of the common stock of UVS from two principals and the minority stockholders. On February 14, 2000, Service Systems entered into an agreement with the remaining two minority stockholders, Growth Works Capital Ltd. (Managers of Working Opportunity Fund (EVCC) Ltd.) (WOF) and MDS Ventures Pacific Inc.(MDS), to acquire the remaining 49.31% common stock and preferred stock. Under this letter agreement, Service Systems issued to WOF 2,809,723 shares of restricted common shares under Regulation S to acquire all UVST Class A and B shares held by WOF and debt of UVST totaling C$2,301,098 and to MDS 1,404,109 shares of restricted common shares under Regulation S to acquire all UVST Class A and B shares held by MDS and debt of UVST totaling C$1,275,000.

During the period from December 1, 1996 to September 30, 1997, Service Systems continued with UVS' system development and testing programs. These programs included the development of both a mechanical and electronic automatic quartz sheath cleaning system, to remove the fouling build-up due to suspended solids and chemical prevalent in wastewater.

Field testing of the mechanical wiper cleaning system was concluded during October and November 1997, at a PDU test site near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels, and the system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during temperatures ranging down to minus 8 degrees Celsius and up to plus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are, instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings, and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Development of the electronic ultrasonic cleaning system has been placed in abeyance pending availability of additional development funds.

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the fiscal year ended August 31,

2000, the client ordered changes to its UV system amounting to C$31,200 and C$45,952, respectively. C$31,200 of the work had been completed by the end of the fiscal period, and C$45,952 will be completed in the second quarter of the 2001 fiscal year, all of which was prepaid.

 .
A 6-lamp Ultra Guard-Registered Trademark- UV system value at $127,000, capable of disinfecting a wastewater flow of 3.5 million gallons per day, was sold to Hamilton, Alabama and was installed in March, 1999. Successful final performance testing was conducted in July 1999. This UV project is the first full scale operating Ultra Guard-Registered Trademark- UV system installed in North America. This system in Hamilton has provided significant equipment exposure to other wastewater plants contemplating upgrading their treatment plant discharges, including replacing chlorine as the disinfecting means with environmentally friendly ultraviolet disinfection.

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000. The project is currently in design and manufacture and has been rescheduled for delivery due to delays in delivery of components in April 2001. The UV system to be delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and will be used for disinfection of CSO before discharge into Lake Ontario.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order valued at over C$1,100,000 (approximately $748,000.) in March 1999. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The Wastewater Plant has been rescheduled to be operational by the end of April 2001.

Purchase orders for two additional UV systems valued at approximately C$150,000 (approximately $258,000.) were produced during the 2000-2001 period and will be delivered into the Province of Ontario. One project was delivered in May, 2000 and the second partially shipped in January, 2001, with the balance to be delivered in the second quarter of the 2001 fiscal year. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about U$258,000. These two systems are to be delivered in 2001.

In January 1999 a PDU was installed at the County Sanitation Districts of Los Angeles Country (the County). The purpose of the test was to determine the Ultra Guard-Registered Trademark- UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to use of a company's UV product in reuse of wastewater for agriculture and other purposes. Testing was completed in July 1999 and was conducted and paid for by the County. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard-Registered Trademark- UV system's to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. Using the same safeties as had been applied to low pressure, low intensity technology, a substantial saving in energy usage, 12.7% was achieved by using the Ultra Guard-Registered Trademark- system. On February 28, 2000 the Department of Health Services advised Service Systems that Title 22 approval had been granted.

In October 1999 Service Systems signed an agreement with a leading Australian UV equipment manufacturer to market its product in North America. The products provided through this agreement will permit Service Systems to sell into market areas not currently serviced. These products will service small to intermediate scale projects for municipal and industrial clients in the area of potable water, food processing and recreational services. In addition, the products are used by clients requiring treatment solutions beyond disinfection, such as oxidation of chemical and organic by-products occurring in nature as well as those occurring as a result of production processes. The implementation of these products into Service Systems' product line has been delayed, pending setup of a division to lead this business segment and the funding necessary for its implementation. As a result of the rapidly expanding need for the use of UV in the disinfection of potable water, this implementation has been placed high on Service Systems' priority list as a business segment to develop and exploit in the 2001 fiscal year.

During the fiscal year ended August 31, 2001, Service Systems entered into a development to reconfigure its UV system. In the quarter ended February 29, 2000, Service Systems produced the prototype of a new UV product line, the Ultra-Flow SLR. This product, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, will incorporate Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp and the patented flow balanced weir. It encompasses layout flexibility, infinite automatic flow control and monitoring, future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password- protected, Internet-based, web-monitored, microprocessor control which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection.

On January 25, 2001 Service Systems entered into a Strategic Alliance Agreement, and related agreement with US Filter's Wallace Tiernan Products Group, under which US Filter has the exclusive right to market Service Systems' Ultra Guard-Registered Trademark- UV system in North, South and Central America, and the Caribbean. See "Business: Sales and Marketing."

RESULTS OF OPERATIONS FOR THE FOUR MONTHS ENDED DECEMBER 31, 2000.

The following selected financial data for the years ended August 31, 1999 through December 31, 2000 have been derived from Service Systems' audited consolidated financial statements and are provided to assist the reader in understanding the discussion which follows. For full information, the reader should refer to the audited consolidated financial statements and related notes for the periods discussed.


                                                              12/31             08/31            08/31
                                                              2000              2000             1999
                                                              ----              ----             ----

Revenue                                                           $ 0.00          $ 74,388          $398,063

Loss per common and common
          Equivalent share                                     $   (0.04)       $    (0.12)       $    (0.13)

Total assets                                                  $1,313,092        $1,386,198        $2,259,106

Long-term debt                                                 $ 342,244         $ 206,230        $2,491,056

Total liabilities                                             $1,390,916         $ 898,479        $3,651,936
Total stockholders' equity                                     $ (77,824)        $ 487,719       $(1,392,830)


Four month period Ended December 31, 2000 compared to Period Ended December 31, 1999.

         REVENUES. For the 2000 fiscal period, we reported no revenues, a decrease of $10,610, or 100%, from $10,610 in the comparable period of 1999. The decrease resulted from delayed completion of projects in process. Revenue from these delayed projects will be realized in the next fiscal year.

         DIRECT PROJECT COSTS. For the fiscal 2000 period, we reported no direct project costs, a decrease of $3,614 or 100%, from $3,614 in the comparable period of 1999. No costs of projects were expensed, as no project revenues were booked during the period. Costs incurred on projects in progress were assigned to work in process inventory.

         GROSS PROFIT. For the fiscal 2000 period, we reported no gross profit, a decrease of $6,996, or 100%, from $6,996 in the comparable period of 1999. This decrease resulted from delays in putting projects into manufacturing and delayed completion of projects.

         MANUFACTURING COSTS NOT APPLIED. Manufacturing costs not applied are annual plant overhead costs not being charged against specific contracts. The balance not charged is identified as manufacturing cost not applied. As our level of activity increases, we expect that these costs will be fully recovered. For the fiscal 2000 period, we reported $47,169 of these costs, an increase of $2,556, or 6%, from $44,613 in the comparable period of 1999. This increase occurred as a result of delay in putting projects into manufacturing and resultant decreased manufacturing activities.

         SELLING EXPENSES. For the fiscal 2000 period, we reported selling expenses of $101,720, an increase of $4,280, or 4%, from $97,440 in the comparable period of 1999. This increase primarily was as a result of increased exhibit expenses.

         GENERAL AND ADMINISTRATIVE EXPENSE. For the fiscal 2000 period, we reported general and administrative expense of $444,050, an increase of $257,519, or 138%, from $186,531 in the comparable period of 1999. This increase resulted primarily from increase in expenses relating to investors relations, commissions on private placements and funds raised, legal fees of the US Filter Strategic Alliance Agreement, and consulting fees.

         RESEARCH AND DEVELOPMENT EXPENSE. For the fiscal 2000 period, we reported research and development expense of $150,730, an increase of $108,338, or 256%, from $42,392 in the comparable period of 1999. The increase was due to the write-off of all R & D activity costs incurred during this period.

         AMORTIZATION OF GOODWILL. For the fiscal 2000 period, we reported amortization of goodwill of $161,693, the same figure as reported in the comparable period of 1999. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in fiscal 2002.

         INTEREST, NET OF INTEREST INCOME. For the fiscal 2000 period, we reported interest, net of interest income of $13,951 a decrease of $10,819, or 44%, over $24,770 in the comparable period of 1999. This decrease resulted from the reduced amount of the loans payable and outstanding in the fiscal 2000 period.

         FOREIGN EXCHANGE TRANSLATION(GAIN) LOSS. For the fiscal 2000 period, we reported a foreign exchange translation gain of $ (785), an increase of $92,089, or -101%, over $91,304 in the comparable period of 1999. The gain in fiscal 2000 period resulted from a decrease in the value of the Canadian dollar as compared to the fiscal 1999 period. See Note 8(a).

         NET LOSS FOR THE PERIOD. For the fiscal 2000 period, we reported a net loss of $918,528, an increase of $276,780, or 43% over $641,748 reported in the comparable period of 1999. The increase in net loss was due to lack of manufacturing activity, the write-off of research and development expenses and the increase in expenses relating to investors, fees paid on private placement share sales and fund raising, legal fees, and consulting fees.

         NET LOSS PER SHARE. For the fiscal 2000 period, we reported a net loss per share of $0.04, equal to the loss per share of $0.4 in the comparable period of 1999. Although the net loss increased, the increased net loss was allocated over an increased number of outstanding shares and share equivalents in the fiscal 2000 period.

YEAR ENDED AUGUST 31, 2000 COMPARED TO THE YEAR ENDED AUGUST 31, 1999 Note:
This comparison is made between the last reported fiscal year before the fiscal year end change (August 31, 2000) and the previous fiscal year (August 31, 1999).

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

         RESEARCH AND DEVELOPMENT EXPENSE. For fiscal 2000, we reported research and development expense of $591,811, an increase of $333,679, or 129%, from $258,132 in fiscal 1999. The increase was due to the write-off of design costs of $144,981, which had previously been capitalized, and engineering and prototyping expenses incurred during fiscal 2000.

         AMORTIZATION OF GOODWILL. For fiscal 2000, we reported amortization of goodwill of $485,081, the same figure as reported for fiscal 1999. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in 2002.

         INTEREST, NET OF INTEREST INCOME. For fiscal 2000, we reported interest recovery, net of interest income and interest waived, of ($89,556), a decrease of $187,756, or 191%, over $98,200 in fiscal 1999. This decrease resulted from the interest recovery from interest expense waived by minority shareholders and by Service Systems, a provision included in the purchase of the minority shareholders' 49.31% ownership of Service Systems' subsidiary, UV Systems Technology Inc.

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

LIQUIDITY

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments, if and when sales are made. In addition, we are dependent on sales to a licensee, which is obligated to purchase agreed upon system components, and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods. Pursuant to the Strategic Alliance Agreement 35% of project financing is paid to Service Systems before shopping of the project. See Description of Business.

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

During the four months ended December 31, 2000 current assets increased $63,401 as compared to the fiscal period ended August 31, 2000. The increase, net of decrease, was due primarily to the increase in accounts receivable of $41,637, inventory of $28,221, and cash of $20,928; offset by a decrease short-term investments of $4,934 and prepaid expenses and deposits of $22,451. Long-term assets decreased, net of increases, during the fiscal period ended December 31, 2000 by $136,507, as compared to the fiscal year ended August 31, 2000, due to the amortization of goodwill of $161,593 and patents and trademarks of $822 and depreciation of capital assets of $15,762; offset by increase due to the acquisition of capital assets of $41,475 and patents and trademarks of $295.

Current liabilities increased during the four-month period ended December 31, 2000 by $356,423 as compared to the fiscal year ended August 31, 2000. The increase as detailed on the financial statements was due to increases in accounts payable of $14,869, accrued liabilities of $56,515, wages payable of $6,246, customer deposits of $58,741, loans payable of $314,839 and offset by the decrease in the amounts owing to related parties of $94,787. Long-term debt increased during the period ended December 31, 2000 by $136,014 as compared to the year ended August 31, 2000 due solely to the increase in the amounts owing to related parties.

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

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

                          [MANNING ELLIOTT LETTERHEAD]
                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Service Systems International, Ltd.


We have audited the accompanying consolidated balance sheet of Service Systems International, Ltd. as of December 31, 2000, and the related consolidated statements of operations and deficit and cash flows for the four months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Systems International, Ltd. as of December 31, 2000, and the results of its operations and its cash flows for the four months then ended in conformity with U.S. generally accepted accounting principles.

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




/s/ "Manning Elliott"


Chartered Accountants
Vancouver, Canada
March 26, 2001

Service Systems International, Ltd.
Consolidated Balance Sheets


                                                                                December 31      August 31,
                                                                                   2000             2000
                                                                                     $               $

ASSETS

Current Assets
       Cash and short-term investments                                             30,219           9,291
       Short-term investments - restricted (Note 3)                               260,345          262,279
       Accounts and other receivables                                             126,734           85,097
       Inventory and contract work in progress                                    292,884          264,663
       Prepaid expenses and deposits                                               21,514           43,965
                                                                               -----------      -----------

Total Current Assets                                                              731,696          668,295
Property, Plant and Equipment (Note 4)                                             86,208           60,495
Other Assets
       Goodwill (net of amortization of $1,980,747)                               444,661          606,354
       Patents and trademarks (Note 5)                                             50,527           51,054
                                                                               -----------      -----------

Total Assets                                                                    1,313,092        1,386,198
                                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Accounts payable                                                           178,949          164,080
       Accrued liabilities                                                         79,801           23,286
       Wages and vacation pay payable                                              25,292           19,046
       Customer deposits                                                          147,163           88,422
       Loans payable  (Note 6)                                                    567,453          252,614
       Amounts owing to related parties (Note 7(a))                                50,014          144,801
                                                                               -----------      -----------

Total Current Liabilities                                                       1,048,672          692,249

Long-Term Debt
       Amounts owing to related parties (Note 7(b))                               342,244          206,230
                                                                               -----------      -----------

Total Liabilities                                                               1,390,916          898,479
                                                                               ===========      ===========

Stockholders' Equity

Common stock, (Note 8) $.001 par value,
       50,000,000 shares authorized,
       22,214,023 and 22,307,523 issued and outstanding respectively               22,214           22,308
       Additional paid-in capital                                               7,067,856        7,105,377
       Common shares paid for but unissued  (representing 840,000 shares)         390,600               --

Stock based compensation                                                          149,326               --

Deficit                                                                        (7,707,820)      (6,639,966)
                                                                               -----------      -----------

Total Stockholders' Equity (Deficit)                                              (77,824)         487,719
                                                                               -----------      -----------

Total Liabilities and Stockholders' Equity                                      1,313,092        1,386,198
                                                                               ===========      ===========




                See accompanying notes to financial statements.

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit


                                                     Four Months    Four Months
                                                        ended          ended
                                                     December 31,   December 31,
                                                        2000           1999
                                                                    (Unaudited)
                                                          $              $

Project Revenue                                               --         10,610

Project Costs                                                 --          3,615
                                                     -----------    -----------

Gross Profit                                                  --          6,995

Manufacturing Costs Not Applied                           47,169         44,613
                                                     -----------    -----------

                                                         (47,169)       (37,618)
                                                     -----------    -----------
Expenses
       Selling                                           101,720         97,440
                                                     -----------    -----------

       General and administrative                        444,050        186,531
                                                     -----------    -----------

       Research and development
          Materials                                       57,133          3,663
          Wages and benefits                              29,514         21,387
          Subcontracting                                  49,788          2,397
          Depreciation                                       945          1,028
          Equipment rental                                   104            102
          Indirect costs                                   7,958          6,225
          Shipping                                         1,332          3,427
          Travel                                           3,956          4,163
                                                     -----------    -----------

                                                         150,730         42,392
                                                     -----------    -----------

       Amortization of goodwill                          161,693        161,693
                                                     -----------    -----------

       Interest, net of interest income                   13,951         24,770
                                                     -----------    -----------

       Foreign exchange (gain) loss                         (785)        91,304
                                                     -----------    -----------

       Stock based compensation                          149,326             --
                                                     -----------    -----------

Total Expenses                                         1,020,685        604,130
                                                     -----------    -----------

Net Loss for the period                                1,067,854        641,748

Deficit - Beginning of period                          6,639,966      4,538,362
                                                     -----------    -----------

Deficit - End of period                                7,707,820      5,180,110
                                                     ===========    ===========

Net Loss per Share                                         (0.05)         (0.04)
                                                     ===========    ===========

Weighted Average Number of Shares Outstanding         22,284,000     14,689,000
                                                     ===========    ===========





                See accompanying notes to financial statements.

Service Systems International, Ltd.
Consolidated Statements of Cash Flows

                                                                   Four Months    Four Months
                                                                       ended         ended
                                                                   December 31,   December 31,
                                                                       2000           1999
                                                                                  (Unaudited)
                                                                        $              $
Cash Flows to Operating Activities
       Net loss                                                     (1,067,854)     (641,748)

Adjustments to reconcile net loss to cash
       Amortization of goodwill                                        161,693       161,693
       Depreciation                                                     16,584        18,968
       Foreign exchange (gain) loss                                       (785)       91,304
       Common stock issued for expenses                                  2,431         6,972
       Accrual of interest                                              14,832        34,208
       Stock based compensation                                        149,326            --

Change in non-cash working capital items
       (Increase) decrease  in accounts receivable                     (44,518)      210,453
       (Increase) in inventory and contract work in progress           (28,221)      (37,745)
       Decrease in prepaid expenses and deposits                        22,451         6,824
       Decrease (increase) in accounts payable, accrued
           liabilities, wages and vacation pay payable
           and customers' deposits                                     144,971       (34,326)
                                                                    ----------    ----------

       Net Cash Used in Operating Activities                          (629,090)     (183,397)
                                                                    ----------    ----------

Cash Flows (to) from Investing Activities
       Acquisition of short-term investment-restricted                     (46)          (40)
       Additions to patents and trademarks                                (295)      (77,819)
       Capital assets acquired                                         (41,475)       (8,638)
                                                                    ----------    ----------

       Net Cash Used in Investing Activities                           (41,816)      (86,497)
                                                                    ----------    ----------

Cash Flows from (to) Financing Activities
       (Decrease) in bank demand loan                                       --      (193,388)
       Common stock returned to treasury                               (40,000)      351,881
       Increase in loans payable                                       300,007        64,633
       Increase in amounts owing to related parties                     41,227        86,310
       Increase in share subscriptions received                        390,600            --
                                                                    ----------    ----------

Net Cash Provided by Financing Activities                              691,834       309,436
                                                                    ----------    ----------

Increase in Cash                                                        20,928        39,542

Cash - Beginning of Period                                               9,291         7,985
                                                                    ----------    ----------

Cash  - End of Period                                                   30,219        47,527
                                                                    ==========    ==========

Non-Cash Financing Activities

     6,500 shares were issued to settle debts at $0.374 per share        2,431            --

Cash Paid for
     Interest                                                            2,768         4,976
     Income Taxes                                                           --            --




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

        Effective December 31, 2000, pursuant to a Consent of Directors, dated January 9, 2001 the Company changed its year end from August 31 to December 31.

        Operating activities have not yet produced significant revenue and the Company has experienced significant losses to date. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

        Subsequent to December 31, 2000 the Company received $55,000 for subscriptions to a private placement and $360,000 in additional financing.

2.      Significant Accounting Policies

        CONSOLIDATED FINANCIAL STATEMENTS

        These financial statements include the accounts of the Company, and its Canadian subsidiary, UVS, of which the Company owned 50.7% until February14, 2000, when it acquired 100% of UVS' capital stock.

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

        ESTIMATES AND ASSUMPTIONS

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

                                       Canadian                          US
                                         Losses                      Losses
                Year                          $     Expiration Date       $   Expiration Date

                1995                     87,000         2002             --
                1996                    491,000         2003        240,000       2011
                1997                    993,000         2004        202,000       2012
                1998                    453,000         2005        650,000       2013
                1999                    845,000         2006        152,000       2014
                2000-August 31        1,060,000         2007        444,000       2015
                2000-December 31        579,000         2007        517,000       2016
                ------------------------------------------------------------------------------
                                      4,508,000                   2,205,000
                ==============================================================================


        Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. If total losses were recognized the Company would receive a tax benefit of $2,852,000. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses in future years, therefore, a valuation allowance of $2,852,000 has been recognized.

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

4.      Property, Plant, and Equipment

        Property, plant, and equipment are stated at cost less accumulated depreciation.

                                                                                                 Dec. 31,        Aug. 31,
                                                                                                   2000            2000
                                                                                 Accumulated     Net Book        Net Book
                                                                   Cost         Depreciation       Value           Value
                                                                     $                $              $               $

        Computer equipment                                         47,298           33,391          13,907         15,263
        Computer software                                           8,184            4,804           3,380          3,925
        Display equipment                                          33,016           31,207           1,809          4,010
        Office furniture and equipment                             32,477           27,979           4,498          6,662
        Plant jigs, dies, moulds, tools and equipment             113,857           83,054          30,803         30,190
        Leasehold improvements                                     58,535           26,724          31,811            445
                                                                  -------           ------          ------         ------
                                                                  293,367          207,159          86,208         60,495
                                                                  =======          =======          ======         ======

        Depreciation per class of asset:

                                                                                                Four months ended
                                                                                             Dec. 31,        Dec.31,
                                                                                               2000           1999
                                                                                                          (Unaudited)
                                                                                                 $              $

        Computer equipment                                                                      3,096          2,708
        Computer software                                                                         546            548
        Display equipment                                                                       2,201          2,201
        Office furniture and equipment                                                          2,165          1,998
        Plant jigs, dies, moulds, tools and equipment                                           7,309          6,238
        Leasehold improvements                                                                    445          1,782
                                                                                               ------         ------
                                                                                               15,762         15,475
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

6.      Demand Loans

        a) At August 31, 2000, the company had loans payable to "Elco Bank Clients" located in Nassau, Bahamas, of $121,644. During the four months ended December 31, 2000, additional loans of $297,635 were received and interest of $11,757 was accrued, bringing the loans payable balance to $431,036 at December 31, 2000. The loans payable to "Elco Bank Clients" are unsecured, interest bearing at 10% per annum and due on demand.

        b) Loans payable to a shareholder of $119,883 are unsecured and bear interest at 8%.

        c) Loans payable of $16,534 are due on demand, unsecured and bear interest at 10% per annum.

7.      Amounts Owing to Related Parties

        a) These amounts, totaling $50,014, are owing to two directors, due on demand, unsecured and non-interest bearing.

        b) During the four months ended December 31, 2000, two directors agreed to defer payment of their loans amounting to $342,244 until January, 2002.

8.      Common Stock

                                                                                                       Additional
                                                                                        Common           Paid-in
                                                                       Shares            Stock           Capital
                                                                          #                $                $

    Balance August 31, 1998                                           12,662,988        12,663          3,073,619

        Issuance of stock at $0.10 per share to settle debt              111,000           111             10,989

        Issuance of stock for cash pursuant to stock options
        exercised at $0.15 per share                                     321,000           321             47,829
-------------------------------------------------------------------------------------------------------------------

    Balance August 31, 1999                                           13,094,988        13,095          3,132,437

        Issuance of stock for cash in private sales at
        prices ranging from $0.20 to $0.68                             2,855,340         2,856            910,336

        Issuance of stock for the 49.3% of UV Systems
        Technology from its minority shareholders
        at a fair market value of $0.58 per share                      4,213,832         4,214          2,445,169

        Issuance of stock for expenses pursuant to
        exercise of employee stock options                                20,000            20              2,980

        Issuance of stock for cash pursuant to stock options
              exercised at $0.20, per share                            1,446,281         1,446            287,810
              exercised at $0.40, per share                               60,000            60             23,940
              exercised at $0.50, per share                               78,000            78             38,922

        Issuance of stock for expenses at prices ranging
        from $0.20 to $0.48                                              208,160           208             72,865

        Issuance of stock under the Long-Term Equity
           Incentive Plan at a fair market value of
           prices ranging from $0.60 to $0.81                            330,922           331            193,258

        Issuance of stock under the Long-Term Equity
           Incentive Plan for nil consideration subsequently
           returned for cancellation                                     725,000             -                  -
                                                                        (725,000)            -                  -

        Share Issue Costs                                                                                  (2,340)
-------------------------------------------------------------------------------------------------------------------

    Balance, August 31, 2000                                          22,307,523        22,308         7,105,377

        Issuance of stock for expenses at  $0.374                          6,500             6             2,379

        Stock returned to treasury for cancellation                     (100,000)         (100)          (39,900)
-------------------------------------------------------------------------------------------------------------------

    Balance, December 31, 2000                                        22,214,023        22,214         7,067,856
-------------------------------------------------------------------------------------------------------------------

    (a)  Warrants outstanding as at December 31, 2000:

                                  Exercise
     Class            #            Price                Expiry Date(s)

     "A"          1,428,379       $.20-$.90      June 30, 2001 - December 20, 2003
     "B"          1,217,456           $0.20      December 3, 2003
     "D"          1,455,049           $0.40      June 2, 2002
     "E"          6,030,553       $.20-$.90      December 31, 2001 - December 3, 2003

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

             6,500 Class A warrants were issued at an exercise price of $0.60 expiring June 1, 2003 in connection with a shares for debt agreement where 6,500 shares were issued at $0.374 to settle $2,431 of debt. The value of the warrants was $2,776 which was charged to compensation expense.

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

             On December 19, 2000 the Company issued 100,000 Class A warrants exercisable at $0.50 per share expiring December 15, 2003 for investor relations services. The value of the warrants on the date of issue was $34,690 which was charged to compensation expense.

             On January 19, 2001 the Company issued 400,000 Class A warrants exercisable at $0.60 per share expiring December 8, 2002 pursuant to an Agreement dated September 30, 2000 with October Sun, Inc. for private placement financing and investor relations. The value of the warrants at the date of issue was $91,320 which was charged to compensation expense. The Agreement calls for a 7% finders fee to be paid pursuant to a private placement of units at $0.50 per unit. The Agreement also calls for an option to purchase 400,000 from an existing shareholder at an exercise price of approximately $1.10 per share for a period of one year.

             On January 19, 2001 the Company issued 100,000 Class E Warrants exercisable at $0.70 per share expiring August 31, 2002 for website development and other related services. The value of these warrants were $20,540 at the date of issue which was charged to compensation expense.

        (b)  Warrants to be issued

             On January 25, 2001, the Company entered into a Strategic Alliance and other agreements (was previously disclosed as a subsequent event in the August 31, 2000 financial statements as a non-binding Letter of Intent) with US Filter's Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter ("US Filter") to market and sell under license Service Systems' UltraGuard-Registered Trademark- ultraviolet disinfection technology for water and wastewater applications. The exclusive territory for the sales of UltraGuard-Registered Trademark- systems will be North, Central and South America and the Caribbean. The term of the agreement is 10 years. The agreement can be terminated for convenience after three years.

             The Agreements with US Filter will provide for a:

             o Reduction of capital requirements through the provision of progress payments covering ultraviolet systems ordered. The Company will sell its systems and components to US Filter at a discounted price. If the Company is unable or unwilling to meet the manufacturing requirements then US Filter may manufacture the systems and components.

             - Five percent (5%) license fee on all systems and components manufactured by the Company and 10% on all systems and components manufactured by US Filter.

             US Filter received on February 9, 2001:

             - 1,000,000 warrants for the purchase of common stock, exercisable equal to the lower of $0.97 per share or the fair market value of the stock at April 25, 2001 expiring October 31, 2011.

             - 1,000,000 warrants for the purchase of common stock, exercisable at $1.00 per share expiring October 31, 2011;

             - 1,000,000 warrants for the purchase of common stock, exercisable at $2.00 per share expiring October 31, 2011;

             - US Filter has opportunities to earn further warrants upon receiving certain product sales levels.

             None of the warrants received will be exercisable before two years from the date of grant.

             On January 9, 2001 the Company issued 1,487,718 Class B warrants exercisable at $0.0695 per share expiring January 9, 2003. These warrants were issued in replacement of 1,487,718 stock options available to the Vice-President.

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

             If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the four months ended December 31, 2000 would have been the same as reported.

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

9.      Segmented Information

        The business of the Company is carried on in one industry segment (See
        Note 1). The Company operates in two geographic segments. The United States operations only consist of costs associated with debt and equity financing and being a public company.

                                              UNITED                                        UNITED
                                 CANADA       STATES          TOTAL         CANADA          STATES           TOTAL
                                        FOUR MONTHS ENDED                                 YEAR ENDED
                                          DECEMBER 31, 2000                             AUGUST 31, 2000
                                          -----------------                             ---------------
                                        $            $              $             $              $                $

       Revenue                          -            -              -             -              -                -
       Expense                    389,637      678,217      1,067,854             -              -                -
       Income (loss)             (389,637)    (678,217)    (1,067,854)            -              -                -
-------------------------------------------------------------------------------------------------------------------

                                          DECEMBER 31, 2000                             AUGUST 31, 2000
                                          -----------------                             ---------------

       Identifiable assets        799,866       18,038        817,904       711,689         17,101          728,790
       Goodwill and patents        50,527      444,661        495,188        51,054        606,354          657,408
-------------------------------------------------------------------------------------------------------------------

       Total assets               850,393      462,699      1,313,092       762,743        623,455        1,386,198
===================================================================================================================


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

Members of the Board of Directors, by virtue of their position, owe a fiduciary duty to our company. However, in accordance with Nevada law, Service Systems has provided in Article XI of its Articles of Incorporation
(i) that contracts and acts with another corporation are not affected by the fact that a Director has a pecuniary or other interest in or is a director or officer of the other corporation and (ii) that a Director may be a party to or interested in a contract or transaction with our company if the interest has been disclosed to the Board or the Board knows of the interest before a vote is taken on the contract or transaction. As of December 31, 2000 we had no such contracts or transactions with any Director or corporation in which a Director had an interest.

The Executive Officers of the Company are employed full-time by Service Systems or its subsidiary, UVS. See "Executive Compensation."

Based solely upon a review of Forms 3, 4 and 5 and their amendments, furnished under Rule 16a-3(a) of the Securities Exchange Act of 1934 during our most recent fiscal year and written representations from persons required to file those Forms, one Director and Officer, John Gaetz, failed to file a Form 4 timely, however, all other Directors and Officers filed all reports required by Section 16(a) of the Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth an overview of compensation for the fiscal years ended August 31, 1998, 1999 and 2000 and for the transition period from August 31, 2000 to December 31, 2000 to the Chief Executive Officer and each of Service Systems' other Executive Officers whose total compensation exceeded $100,000

                              SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------
     (1) (b)        (c)           (d)       (e)        (f)          (g)          (h)

Name and                                               Other    Restricted    Securities     All
Principal                                              Annual     Stock       Underlying     LTIP        Other
Position                                    Compen     Award(s)   Options       Payouts      Compen
                                            sation                                           sation
                   YEAR          SALARY($)  BONUS($)     ($)       ($)          (SARs)        ($)         ($)
                   ----          ---------  ---------    ---       ---          ------        ---         ---
President, CEO
and President
of UVS Inc.

                   1998            49,442*      0         0         0           150,500                     0
                   1999            53,218       0         0         0              0        45,000*         0
                   2000            57,143**     0         0         0              0        54,000*         0
                   4 months 2000   19,731       0         0                                 18,000*

      * Accrued
     ** Accrued  32,318

No options were granted to the named executive officer during the 2000 fiscal year or the transition period.

The following table sets forth information with respect to the individual grants of stock options made during the fiscal year ended August 31, 2000, and the transition period from August 31, 2000 to December 31, 2000 to each of our named Executive Officers:

-----------------------------------------------------------------------------------------------------------------
                                                                               NUMBER OF              VALUE OF
                                                                              UNEXERCISED            UNEXERCISED
                                                                               OPTION AT            IN-THE-MONEY
                                   SHARES                                   DEC 31, 2000             OPTIONS AT
                                  ACQUIRED                                   YEAR END (#)           Dec 31, 2000
                                     ON                  VALUE                EXERCISED/             YEAR END($)
           NAME                 EXERCISE (#)            REALIZED              UNEXERCIZED            EXERCISED/
                                                                                                     UNEXERCIZED

            (A)                     (B)                   (C)                     (D)                    (E)
    Kenneth E. Fielding           150,500                 --                     200,000                 --
        Fiscal 2000
     Transition period

COMPENSATION OF DIRECTORS

We do not compensate Directors for their service as such, although we do reimburse reasonable expenses incurred by them in conducting Service Systems' affairs and in attending meetings.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock, as of August 31, 2000 and December 31, 2000 of (i) each person known to own beneficially more than 5% of our Common Stock, (ii) each Director of the Company, (iii) each of Service Systems' Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, Service Systems believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                            August 31, 2000            December 31, 2000


NAME AND ADDRESS               SHARES            PERCENT OF        SHARES        PERCENT
OF BENEFICIAL               BENEFICIALLY            CLASS      BENEFICIALLY     OF CLASS
OWNER (1)                      OWNED (2)                          OWNED (2)
------------------------------------------------------------------------------------------
Kenneth E. Fielding           2,859,904 (3)         12.9%       2,659,904         12.0%

John R. Gaetz                 3,794,062 (4)         17.1%       3,794,062         16.2%

MDS Ventures Pacific, Inc     1,404,109 (5)(7)       6.3%       1,404,109          6.3%

Working Opportunity Fund
(EVVC) Ltd                    2,809,723 (6)(7)      12.7%       2,809,723         13.0%

All officers and directors
  as a group                  6,653,966  (3&4)        30%       6,253,966         28.2%

------------------------------------------------------------------------------------------

(1) The address for all shareholders is in care of the company at 2800 Ingleton Avenue, Burnaby, British Columbia, Canada V5C 6G7. The Company's address will change on April 23, 2001 ( approx.), to 201 - 11 Burbidge Street, Coquitlam BC, Canada, V3K 7B2.

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

(3) Includes, 7,000 of these shares owned by Mr. Fielding's minor daughter and 1,243,445 shares which Mr. Fielding has the right to acquire at a price of $0.20 under immediately exercisable E Warrants.

(4) Includes 600,000 shares which Mr. Gaetz has the right to acquire at a price of $0.40 under immediately exercisable warrants, 20,000 shares which Mr. Gaetz has the right to acquire at a price of $0.40 (reduced in fiscal 2000 from $0.60) under immediately exercisable warrants, 341,037 shares which Mr. Gaetz has the right to acquire at a price of $0.40 under immediately exercisable E Warrants, 1,487,718 shares warrants issued to Mr. Gaetz in exchange for an option agreement held with UVS to acquire 5% of the outstanding shares of UVS, which Mr. Gaetz has the right to acquire at a price of approx $0.07 under immediately exercisable B Warrantsand 33,770 shares owned by Mr. Gaetz's wife.

(5) Shares acquired under an agreement dated February 14th, 2000, issued in exchange for debt and the acquisition of MDS Venture Pacific, Inc's
        24.65 % ownership of UVS.

(6) Shares acquired under an agreement dated February 14th, 2000, issued in exchange for debt and the acquisition of Working Opportunity Fund (EVVC) Ltd's 24.65% ownership of UVS.

(7) Under the letter agreement dated February 14th, 2000, the shares issued to MDS Venture Pacific, Inc and Working Opportunity Fund (EVVC) Ltd., in aggregate totaling 4,213,832, conferred to John R Gaetz and Kenneth E. Fielding jointly, the voting rights to the shares issued until August 31, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1995, Service Systems was acquired by eight Canadian and European individuals. The individuals intended to develop the Company into the United States marketing arm for UVS' Ultra Guard-Registered Trademark- UV system. We issued 1,600,000 shares of our restricted common stock to these individual stockholders, including one of our officers as reimbursement of cash advanced by them to others for expenses related to the acquisition. See "Service Systems Background." Mr. Fielding may be considered to be a promoter of Service Systems.

In connection with Service Systems' acquisition in 1996 of UVS in exchange for their UVS shares, our common stock was issued to: Kenneth Fielding (a Director and Executive Officer) 11,257 shares; John Gaetz (a Director and Executive Officer), 600,000 shares and 600,00 warrants for Common Stock; In addition, common stock was issued to adult relatives of Mr. Gaetz: his wife, C.A. Gaetz, 33,700 shares; his brother, F. Gaetz, 901 shares; his brother, J.G. Gaetz, 4,503 shares; and his daughter, L.L. Alentejano, 5,629 shares.

Since the acquisition of Service Systems by the investor group in 1995 until December 31, 2000, the following Directors, Executive Officers, and greater than 5% shareholders, have made loans to us for additional working capital: John R Gaetz, $180,072 and Ken Fielding $197,404. Of these loans, $342,244 has been deferred to January 31, 2002.

John Gaetz purchased for cash 20,000 shares of Common stock and 20,000 warrants for Common Stock in a private offering at a cost of $0.75 per share. In April 1998, John Gaetz purchased for cash 341,037 shares of Common stock and 341,037 warrants for Common Stock in a private offering at a cost of $0.20 per share, the market price on that date was $0.18.

In August 1997, options (which expired on August 21, 2000) for 200,000 shares of common stock were granted to each of Kenneth Fielding and John Gaetz at an option price of $1.00.

In April 1998, Ken Fielding purchased for cash 1,243,445 shares of Common stock and 1,243,445 warrants for Common Stock in a private offering at an exercise price of $0.20 per share. The market price on that date was $0.18.

In April 1998, options for 150,100 shares of Common Stock were granted to each of Kenneth Fielding and John Gaetz, at an option price of $0.15. The market price on the date of grant was $0.18.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB

  Exhibit Number           Description                      Method of Filing

        (3)(I)             Articles of Incorporation (1)

        (3)(ii)            Bylaws, as amended (2)


        (10)(iii)          Agreement between Douglas
                           Sommerville and Company
                           dated 12/6/96 (3)

        (10)(iv)           Agreement between John Gaetz
                           and the Company dated 12/6/96 (3)

        (10)(v)            Sample Agreement among minority
                           Shareholders of UV Systems
                           Technology, Inc. and the Company
                           each dated 2/28/97 (3)

        (10)(vi)           Marketing Distribution Agreement
                           Between UV Systems Technology, Inc.
                           and the Company (2)

        (10)(vii)          Sales Representation Agreement
                           between UV Systems Technology,
                           Inc. and "The Representative" (2)

        (10)(viii)         Exclusive Distributorship Agreement
                           Between UV Waterguard Systems, Inc.
                           and Chiyoda Kohan Co.,  Ltd., and NIMAC
                           Corporation. (2)

        (10)(ix)           1997 Stock Option Plan (4)

        (10)(x)            Interim Funding Agreement
                           between UVS, MDS and WOF (5)

        (10)(xi)           Letter Agreement between Service
                           Systems and Elco Bank and Trust
                           Company Limited (6)

        (10)(xii)          Loan Agreement between the Company
                           and TD Bank (6)

        (10)(xiii)         Service Systems 1999 Long-Term
                           Equity Incentive Plan (7)

        (10)(xiv)          Letter Agreement between Service
                           Systems, UVS, WOF and MDS dated
                           February 13, 2000(7)

        (10)(xv)           Lease dated October, 2000 between
                           Service Systems, UV Technology Inc.
                           and Slough Estates Canada Limited(8)

        (11)               Statement Regarding Computation        Filed Herewith
                           of Per Share Earnings                  Electronically

        (21)               Subsidiaries of the Corporation:
                           UV Systems Technology, Inc.,
                           incorporated in British Columbia,
                           Canada

        (23)               Consent of Mannint Elliott             Filed Herewith
                                                                  Electronically


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

(4) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.

(5) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998

(6) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 1999

(7) Incorporated by reference to the Corporation's Form 10QSB for the fiscal quarter ended February 29, 2000.

(8) Incorporated by reference to the Corporation's Form 10QSB for the fiscal year ended August 31, 2000.

(b)     Reports on Form 8-K
        The Company filed one report on Form 8-K, filed on October 13,2000 reported the letter of Intent for a Strategic Alliance Agreement between Service Systems, UV Systems Technology, Inc., and U.S. Filter/Wallace & Tiernan, INc. dated October 6, 2000.

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

                       SERVICE SYSTEMS INTERNATIONAL, LTD.



                          /s/ Kenneth R. Fielding
                        ------------------------------
                        Kenneth R. Fielding, President




DATE: April 2, 2001                 /s/ Ken Fielding
----------------------------------------------------------
                                    Ken Fielding, Director

DATE: April 2, 2001                 /s/ John R. Gaetz
----------------------------------------------------------
                                    John R Gaetz, Director