Form 10QSB
period 2001-03-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2001-05-21
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period Ended March 31, 2001

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ------------------

                Commission file number
                                      ---------------------------------

                         SERVICE SYSTEMS INTERNATIONAL, LTD.
                         Name of Small Business Issuer in Its Charter

NEVADA                                           88-0263701
State of Incorporation                       I.R.S. Employer
                                             Identification No.

11 - 202 BURBIDGE STREET,
COQUITLAM, B.C., CANADA                            V3K 7B2
Address of Principal Executive Offices             Zip code

604-468-6200
Issuer's Telephone Number

2800 Ingleton Avenue, Burnaby, B.C. Canada  V5C 6G7
     (Former Address of Registrant)

Securities registered under Section 12(b) of the Act:
NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE
Title of class

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,381,023 as of May 10, 2001

                                       INDEX
                                       -----

--------------------------------------------------------------------------------

PART I   Financial Information

Item 1.   Consolidated Financial Statements.
-------------------------------------------

Consolidated Balance Sheets as of March 31, 2001
     and 2000 (unaudited)                                                      3

Consolidated Statements of Operations for the three months ended
     March 31, 2001 and 2000 (unaudited)                                       4

Consolidated Statements of Cash Flows for the three months ended
     March 31, 2001 and 2000 (unaudited)                                       5

Notes to the Financial Statements                                        6 to 11

Item 2   MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS                                  12

Part II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2   CHANGES IN SECURITIES

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Signatures

Part 1.     Financial Information

Item 1.   Financial Statements (unaudited)
       ----------------------------------

Service Systems International, Ltd.
Consolidated Balance Sheets
As of March 31, 2001 and December 31, 2000


                                                      March 31,     December 31,
                                                       2001             2000
                                                    (Unaudited)      (Audited)
ASSETS                                                   $               $

Current Assets
   Cash and short-term investments                       73,445          30,219
   Short-term investments - restricted (Note 3)         247,506         260,345
   Accounts receivable                                  477,552         126,734
   Inventory and contract work in progress              227,467         292,884
   Prepaid expenses and deposits                         84,066          21,514
                                                     ----------      ----------

Total Current Assets                                  1,110,036         731,696
Property, Plant and Equipment (Note 4)                   97,175          86,208
Other Assets
   Goodwill (net of amortization of $2,102,017)         323,391         444,661
   Patents and trademarks (Note 5)                       58,600          50,527
                                                     ----------      ----------

Total Assets                                          1,589,202       1,313,092
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                     283,424         178,949
   Accrued liabilities                                   16,249          79,801
   Wages & vacation pay payable                          22,929          25,292
   Customer deposits                                    205,287         147,163
   Loans payable (Note 6)                               947,616         567,453
   Amounts owing to related parties (Note 7 (i))         63,404          50,014
                                                     ----------      ----------

Total Current Liabilities                             1,538,909       1,048,672

Long-Term Debt
   Amounts owing to related parties (Note 7 (ii))       342,244         342,244
                                                     ----------      ----------

Total Liabilities                                     1,881,153       1,390,916
                                                     ----------      ----------

Stockholders' Equity (Deficiency)

Common stock, (Note 8) $.001 par value,
   50,000,000 shares authorized,
   22,426,023 and 22,214,023 issued and
    outstanding respectively                             22,426          22,214
   Additional paid-in capital                         7,146,710       7,067,856
   Common shares paid for but unissued
    (representing 950,000 shares)                       445,600         390,600
   Stock based compensation                             149,326         149,326
Deficit                                              (8,056,013)     (7,707,820)
                                                     ----------      ----------

Total Stockholders' Equity (Deficiency)                (291,951)        (77,824)
                                                     ----------      ----------

Total Liabilities and Stockholders' Equity            1,589,202       1,313,092
                                                     ==========      ==========


                    See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
(Unaudited)


                                                   Three Months     Three Months
                                                      ended            ended
                                                  Mar. 31, 2001    Mar. 31, 2000
                                                    (Unaudited)      (Audited)

                                                        $                $

Project Revenue                                         407,719          54,766
Project Costs                                           240,715          49,305
                                                     ----------      ----------

Gross Profit                                            167,004           5,461

Manufacturing Costs Not Applied                         11,0121          13,982
                                                     ----------      ----------

                                                        155,993          (8,521)
                                                     ----------      ----------
Expenses
   Selling                                               66,607          45,451
   General and administrative                           206,030         108,953
   Research and development                              82,452          20,043
   Amortization of goodwill                             121,270         121,270
   Interest, net of interest income
     and interest recovered                              16,048        (138,052)
   Foreign exchange (gain) loss                          11,779         (18,805)
                                                     ----------      ----------

Total Expenses                                          504,186         138,860
                                                     ----------      ----------

Net Loss for the period                                 348,193         147,381
                                                     ==========      ==========

                                                          $               $

Net Loss per share                                        (0.02)          (0.01)
                                                     ==========      ==========

                                                          #               #

Weighted average shares outstanding                  22,426,000      17,121,000
                                                     ==========      ==========

                    See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

                                                   Three Months     Three Months
                                                      ended            ended
                                                  Mar. 31, 2001    Mar. 31, 2000
                                                    (Unaudited)      (Audited)

                                                        $                $

Cash Flows to Operating Activities
   Net loss                                            (348,193)       (147,382)

Adjustments to reconcile net loss to cash
   Amortization of goodwill                             121,270         121,270
   Depreciation                                          15,751          18,211
   Foreign exchange  (gain) loss                         11,779         (18,805)
   Common stock issued for expenses                      40,000          71,126
   Recovery of interest on long-term debt                  -           (119,670)
   Accrual of interest                                   18,875          17,320

Change in non-cash working capital items
   (Increase) decrease in accounts receivable          (350,818)        (35,385)
   (Increase) in inventory and contract
     work in progress                                    65,417         (15,246)
   Decrease in prepaid expenses and deposits            (62,552)         (8,315)
   Decrease (increase) in accounts payable,
     accrued liabilities, wages and vacation
     pay payable and customers' deposits                 97,499         (20,684)
                                                     ----------      ----------

Net Cash Used in Operating Activities                  (390,972)       (137,559)
                                                     ----------      ----------

Cash Flows (to) from Investing Activities
   Acquisition of short-term investment -
     restricted                                             246           2,393
   Additions to patents and trademarks                   (8,794)        (58,736)
   Capital assets acquired                              (25,997)        (16,948)
                                                     ----------      ----------

Net Cash Used in Investing Activities                   (34,545)        (73,291)
                                                     ----------      ----------

Cash Flows from (to) Financing Activities
   (Decrease) in bank demand loan                          -            (23,129)
   Common stock returned to treasury                     39,065         668,679
   Increase in loans payable                            363,888        (388,504)
   Increase in amounts owing to related parties          10,790         (31,748)
   (Decrease) in borrowings from minority
     shareholders                                          -            (42,257)
   Increase in share subscriptions received              55,000            -
                                                     ----------      ----------

Net Cash Provided by Financing Activities               468,743         183,041
                                                     ----------      ----------

Increase in Cash                                         43,226         (27,809)

Cash - Beginning of Period                               30,219          47,527
                                                     ----------      ----------

Cash - End of Period                                     73,445          19,718
                                                     ==========      ==========

Non-Cash Financing Activities
   4,223,832 common shares were issued
     to settle debts at $0.58 per share                    -          2,449,383
                                                     ==========      ==========

Cash paid for interest                                    1,014           1,494

Cash paid for income taxes                                 -               -

                    See accompanying notes to financial statements

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


1.   Nature of Operations and Continuance of Business

     The Company manufactures and markets its Ultra Guard ultra violet based patented water treatment system through its wholly-owned Canadian subsidiary, UV Systems Technology Inc. ("UVS"). These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial wastewater, and for potable water, bottled products and agriculture and aquaculture water treatment.

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


4.   Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost less accumulated depreciation.

                                                        Mar. 31,     Dec. 31,
                                                            2001          2000
                                           Accumulated     Net Book     Net Book
                                 Cost     Depreciation      Value        Value
                                  $            $              $            $
     Computer equipment          52,537         35,544       16,993      13,907
     Computer software            8,184          5,047        3,137       3,380
     Display equipment           33,016         32,858          158       1,809
     Office furniture
      and equipment              32,476         29,359        3,117       4,498
     Plant jigs, dies, moulds,
      tools and equipment       113,941         87,501       26,440      30,803
     Leasehold improvements      52,403          5,073       47,330      31,811
                                -------        -------      -------     -------

                                292,557        195,382       97,175      86,208
                                =======        =======      =======     =======

4.   Property, Plant, and Equipment

     Depreciation per class of asset:

     Depreciation per class of asset:                       Three months ended
                                                           Mar. 31,     Mar.31,
                                                             2001         2000

                                                              $            $

     Computer equipment                                      2,087        3,096
     Computer software                                         242          546
     Display equipment                                       1,651        2,201
     Office furniture and equipment                          1,532        2,165
     Plant jigs, dies, moulds, tools and equipment           4,447        7,309
     Leasehold improvements                                  5,073          445
                                                           -------      -------

                                                            15,030       15,762
                                                           =======      =======

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

6.   Loans Payable
     a) At December 31, 2000, the Company had loans payable to "Elco Bank Clients" located in Nassau, Bahamas, of $431,036. During the period, additional loans of $54,957 were received and interest of $11,045 was accrued, bringing the loans payable balance to $497,038. The loans payable to "Elco Bank Clients" are unsecured, interest bearing at 10% per annum and due on demand.

     b) Loans payable to a shareholder of $121,780 are unsecured and interest bearing at 8% per annum.

     c) Loans payable of $202,236 are unsecured and interest bearing at 12% per annum and due on May 21, 2001.

     d) Loans payable of $126,562 are unsecured, interest bearing at 10% per annum and due on June 21, 2001.


7.   Amounts Owing to Related Parties

          (i) These amounts, totaling $63,404, are owing to two directors, due on demand, unsecured and non-interest bearing.
          (ii) During the quarter ended December 31, 2000, two directors agreed to defer payment of their loans amounting to $342,244 until January, 2002.

8.   Common Stock

                                                                     Additional
                                                           Common     Paid-in
                                                 Shares     Stock     Capital
                                                   #          $          $

     Balance, December 31, 2000 (audited)     22,214,023   22,214     7,067,856

      Issuance of stock for expenses
       pursuant to the exercise of
       stock options                             100,000      100        39,900
      Issuance of stock for cash
       pursuant to stock options,
       exercised at $0.35 per share              100,000      112        39,088
      Share issue costs                                                    (134)
     ---------------------------------------------------------------------------

     Balance, March 31, 2001 (unaudited)      22,426,023   22,426     7,146,710
     ---------------------------------------------------------------------------

     (a)   Warrants outstanding as at March 31, 2001:

                                Exercise
     Class            #           Price           Expiry Date(s)

     "A"         2,228,379     $.20-$1.00   June 30, 2001 - December 20, 2003
     "B"         2,705,174     $.07-$.20    January 9, 2003 - December 3, 2003
     "C"         3,000,000     $.97-$1.00   October 3, 2011
     "D"         1,455,049     $0.40        June 2, 2002
     "E"         6,130,553     $.20-$.90    December 31, 2001 - December 3, 2003


           450,420 Class A warrants exercisable at between $.40 to $.90 per share expiring June 30, 2001.

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

           100,000 Class A warrants were issued at an exercise price of $0.50 per share expiring December 15, 2003 for investor relations services. The value of the warrants on the date of issue was $34,690 which was charged to compensation expense.

           400,000 Class A warrants were issued during the first quarter 2001 with an expiry date of December 8, 2002, 200,000 of these warrants have an exercise price of $0.60 per share and the balance of 200,000 have an exercise price of $1.00 per share. These warrants were issued pursuant to an agreement for private placement financing and investor relations. The value of the warrants at the date of issue was $91,320 which was charged to compensation expense. The Agreement calls for a 7% finders fee to be paid pursuant to a private placement of units at $0.50 per unit. The Agreement also calls for an option to purchase 400,000 from an existing shareholder at an exercise price of approximately $1.10 per share for a period of one year.

           100,000 Class E warrants were issued at $0.70 per share expiring August 31, 2002 for website development and other related services. The value of these warrants were $20,540 at the date of issue which was charged to compensation expense.

           1,487,718 Class B warrants were issued and exercisable at $0.0695 per share expiring January 9, 2003. These warrants were issued in replacement of 1,487,718 stock options available to the Vice-President.

           3,000,000 Class C warrants were issued pursuant to a Strategic Alliance and other agreements with US Filter's Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter ("US Filter") to market and sell under license Service Systems' UltraGuard ultraviolet disinfection technology for water and wastewater applications. These warrants were issued as follows:

           1,000,000 Class C warrants issued, exercisable equal to the lower of $0.97 per share or the fair market value of the stock at April 25, 2001 expiring October 31, 2011 and restricted from exercise for two years from October 3, 2000.

           1,000,000 Class C warrants were issued at an exercise price of $1.00 per share, with expiry date of October 31, 2011 and restricted from exercise for two years from October 3, 2000.

           1,000,000 Class C warrants were issued at an exercise price of $2.00 per share, with expiry date of October 31, 2011 and restricted from exercise for two years from October 3, 2000.

Warrants to be issued:

Following the end of the quarter, on April 20, 2001, the Company issued 712,500 Class A warrants at an exercise price of $1.00 per share with various expiry dates from January 25, 2003 to February 7, 2003 pursuant to various private placements.

     (c)   Employee Stock Option Plan

           The issuance of the unissued common stock underlying the Employee Stock Option Plan, 1,588,000 shares, was registered with the Securities Exchange Commission on October 6, 1997 on Form S-8.

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

           On December 5, 2000, two employees were granted stock options to acquire 112,000 shares at $0.35 per share, expiring December 5, 2002. During the first quarter of 2001, these stock options were exercised.

           On December 6, 2000, one consultant was granted stock options to acquire 100,000 shares at $0.40 per share, expiring December 6, 2002. These options were exercised during the first quarter of 2001.

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

           If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period ended March 31, 2001 and 2000 would have been the same as reported.

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


9.   Segment Information

     The business of the Company is carried on in one industry segment (See Note
     1). The Company operates in two geographic segments. The United States operations only consist of costs associated with debt and equity financing and being a public company.

                                              Three months ended                      Three months ended
                                                March 31, 2001                          March 31, 2000
                                                --------------                          --------------
                                                  (unaudited)                             (unaudited)
                                                    United                                   United
                                      Canada        States        Total        Canada        States        Total
                                        $              $            $            $              $            $
     Revenue                     407,719            -           407,719        54,766        -              54,766
     Expense                     468,017        (290,895)       755,912       126,492      75,655          202,147
     Income (loss)               (57,298)       (290,895)      (348,193)      (71,726)    (75,655)        (147,381)
     --------------------------------------------------------------------------------------------------------------
                                             As of March 31, 2001                      As of March 31, 2000
                                             --------------------                      --------------------
                                                (unaudited)                                 (unaudited)

     Identifiable assets       1,154,605          52,606      1,207,211       860,533      14,718          875,251
     Goodwill and patents         50,527         323,391        381,991       314,000     808,472        1,122,472
     --------------------------------------------------------------------------------------------------------------
     Total assets              1,213,205         375,997      1,589,202     1,174,533     823,190        1,997,723
     ==============================================================================================================


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

BASIS OF PRESENTATION

The financial statements include accounts of Service Systems International Ltd. and its 100% owned subsidiary, UV Systems Technology Inc. ("UVS")

MANAGEMENT'S DISCUSSION

Our company was incorporated in the State of Nevada in August 1990, and remained inactive until September 1995. The initiation of the current business was accompanied by a change of ownership (see Service System Background ). Through UVS, Service Systems manufactures and markets its Ultra Guard ultra violet-based patented water treatment system. These products are sold primarily for municipal wastewater disinfection; however, the system can also be adapted for treatment of process and industrial wastewater, and for potable water, bottled products and agriculture and aquaculture water treatment.

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

Field testing of the mechanical wiper cleaning system was concluded during October and November 1997, at a production demonstration unit ("PDU") test site near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels, and the system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during temperatures ranging down to minus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are, instant response to changes in power settings, consistent UV output, infinite controllability through full range of UV settings, and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Development of the electronic ultrasonic cleaning system has been placed in abeyance pending availability of additional development funds.

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the fiscal year ended August 31, 2000, the client ordered changes to its UV system amounting to C$31,200 and C$45,952, all of which was prepaid. C$31,200 of the work was completed in fiscal 2000. The work to be completed includes replacement lamp controllers, which are in construction for the Single Lamp Reactors but will require addition features for remote location mounting to replace the controllers at this location. This work is expected to be completed in August 2001.

A 6-lamp Ultra Guard UV system valued at $127,000, capable of disinfecting a wastewater flow of 3.5 million gallons per day, was sold to Hamilton, Alabama and was installed in March, 1999. Successful final performance testing was conducted in July 1999. This UV project is the first full scale operating Ultra Guard UV system installed in North America. This system in Hamilton has provided significant equipment exposure to other wastewater plants contemplating upgrading their treatment plant discharges, including replacing chlorine as the disinfecting means with environmentally friendly ultraviolet disinfection.

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$685,000 (approximately $466,000). The project is currently in design and manufacture and has again been rescheduled for delivery due to delays in delivery of components. Delivery is now scheduled for August 2001. The UV system to be delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and will be used for disinfection of CSO before discharge into Lake Ontario.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order valued at over C$1,100,000 (approximately $748,000.) in March 1999. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The wastewater plant has been rescheduled to be operational in September 2001.

Purchase orders for two additional UV systems valued at approximately C$150,000 (approximately $258,000.) were produced during the 2000-2001 period and will be delivered into the Province of Ontario. One project was delivered in May, 2000 and the second partially shipped in January, 2001, with the balance to be delivered in the third quarter of the 2001 fiscal year. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about $258,000. These two systems are to be delivered in 2001.

 In January 1999 a PDU was installed at the County Sanitation Districts of Los Angeles Country (the County). The purpose of the test was to determine the Ultra Guard UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to use of a company's UV product in reuse of wastewater for agriculture and other purposes. Testing was completed in July 1999 and was conducted and paid for by the County. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard UV system to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. Using the same safeties as had been applied to low pressure, low intensity technology, a substantial saving in energy usage, 12.7%, was achieved by using the Ultra Guard system. On February 28, 2000 the Department of Health Services advised Service Systems that Title 22 approval had been granted.

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

During the fiscal year ended August 31, 2000, Service Systems began development to reconfigure its UV system. In the quarter ended February 29, 2001, Service Systems produced the prototype of a new UV product line, the Ultra-Flow SLR. This product, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, will incorporate Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp, and the patented flow balanced weir. It encompasses layout flexibility, infinite automatic flow control and monitoring, and future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password-protected, Internet-based, web-monitored, microprocessor control which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection. As part of this SLR development, Service Systems proceeded on the development of a Power Controller with increased power and lamp striking voltage. The work on this component of the SLR has been slower than anticipated, the result of which is the rescheduling of jobs in progress. Prototype testing has been completed, and products have been ordered and will be available starting July 2001 to complete all projects by the end of the third quarter of fiscal 2001.

On January 25, 2001, Service Systems and its wholly owned subsidiary, UV Systems Technology, Inc., a British Columbia company ("UV Systems"), entered into a Strategic Alliance Agreement and related agreements with US Filter/Wallace & Tiernan, Inc., a Delaware corporation ("U.S. Filter "). In general, the Strategic Alliance Agreement provides that U.S. Filter will market, offer and sell Service Systems' UltraGuard ultraviolet disinfection systems (the "Systems"), including aftermarket components and spare parts, on an exclusive basis for ten years throughout a territory consisting of North America, Central America (including the Caribbean Zone) and South America (the "Territory"). Certain of the basic terms of the Strategic Alliance Agreement and the related agreements are summarized below. The summaries are subject to and qualified by the agreements themselves. Reference should be made to the agreements themselves to insure adequate understanding.

Strategic Alliance Agreement.  The parties to the Strategic Alliance Agreement
----------------------------
are Service Systems and UV Systems, and U.S. Filter/Wallace & Tiernan, Inc. The term of the Strategic Alliance Agreement is ten years, subject to earlier termination, including a termination for convenience by either party after three years. If not terminated, the Agreement is subject to automatic one-year renewals. During the term, U.S. Filter will act as the exclusive agent within the Territory for the marketing, sales and distribution of the Systems, including aftermarket components and spare parts, for all municipal (excluding aquatics) and industrial water and wastewater treatment applications. Service Systems will refrain from any direct or indirect attempt to market, sell or distribute Systems or components within the Territory. U.S. Filter will use its existing sales network and distribution system to market, offer and distribute the Systems, and also will provide start up assistance, ongoing service, and components, parts and spares installation support. U.S. Filter will cause certain companies related to it to refrain from any direct or indirect attempt to market, sell or distribute competitive products within the Territory.
Service Systems will sell ultraviolet disinfection systems and components to U.S. Filter, and will provide related support services. The purchase price to be paid by U.S. Filter for each System or component manufactured or supplied by Service Systems will be based upon Service Systems' list price and applicable tax, less a negotiated deduction, and will be subject to further adjustment depending upon the price at which U.S. Filter sells the System or component to the end user. U.S. Filter will make progress payments as the design and manufacture of the System progresses through to delivery and final acceptance of the System by the end user. If Service Systems is unable or unwilling to meet specified manufacture and supply requirements, then U.S. Filter may manufacture and supply Systems and components. U.S. Filter will pay a royalty payment for each System or component, whether manufactured or supplied by Service System or U.S. Filter. The Strategic Alliance Agreement also gives U.S. Filter a right of first refusal with respect to any distribution or marketing agreements, which Service Systems or UV Systems may wish to make outside the Territory.

License Agreement.  Service Systems, UV Systems and U.S. Filter also entered
-----------------
into a License Agreement by which Service System and UV Systems granted to U.S. Filter certain exclusive rights in and to patents, trademarks, trade secrets, copyrights, software and know-how related to the sale, distribution, promotion, marketing or manufacture of Systems for installation within the Territory. U.S. Filter will pay a royalty equal to 5% of the net sales price with respect to any System manufactured or supplied by Service Systems/UV Systems and a royalty between 5% and 10% with respect to any System manufactured or supplied by U.S. Filter. In connection with the License Agreement, the parties have entered a Trust Agreement with Fort Knox Escrow Services, Inc., a Georgia corporation, which provides that software and manufacturing instructions be placed into escrow.

Stock Purchase Warrants.  Concurrently with the execution of the Strategic
-----------------------
Alliance Agreement, Service Systems granted three Stock Purchase Warrants to U.S. Filter for an aggregate of 3,000,000 shares of Service Systems common stock, as follows:

* 1,000,000 shares at an exercise price equal to the lower of $0.97 per share or the "Fair Market Value" of the common stock as of April 25, 2001, calculated as $0.3265;
*    1,000,000 shares at an exercise price of $1.00 per share; and
*    1,000,000 shares at an exercise price of $2.00 per share.

The warrants may be exercised from time to time from October 3, 2002 up to and including October 10, 2010. If the Strategic Alliance Agreement is terminated for convenience, the warrants will expire on the second anniversary of the effective date of the termination for convenience. In addition, on January 25 of each year during the term of the Strategic Alliance Agreement, Service Systems will grant to U.S. Filter additional warrants to purchase Service Systems common stock, based upon the orders for Systems booked or significantly influenced by U.S. Filter during the preceding 12 months. Provided at least US$1,000,000 of orders for Systems have been booked or influenced, each warrant will permit U.S. Filter to purchase 50,000 shares and also 500 shares for each US$10,000 of orders for Systems booked or significantly influenced by U.S. Filter in excess of US$1,000,000 during the preceding 12 months.

Registration Rights Agreement.  Service Systems and U.S. Filter also entered
-----------------------------
into a Registration Rights Agreement. The Registration Rights Agreement entitles U.S. Filter to demand registrations (two long form registrations and, if available, short form registrations at specified intervals) and piggyback registrations for the shares of Service Systems common stock issued upon exercise of the warrants.

Security Agreement.  Service Systems and UV Systems have granted to U.S. Filter
------------------
a security interest in certain rights in and to their patents, trademarks, trade secrets, copyrights, soft ware and know how, and contracts related to the use or exploitation of these rights in connection with the sale, distribution, promotion, marketing or manufacture of Systems for installation within the Territory. The security interest secures an obligation to make a $100,000 payment under the Strategic Alliance Agreement upon a termination by convenience, or a termination, rejection, disclaiming or repudiation of the License Agreement in connection with insolvency proceedings.

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

With the signing of our Strategic Alliance Agreements and related agreements with US Filter's Wallace and Tiernan Products Group on January 25, 2001, the responsibility for marketing the Ultra Guard systems within the Exclusive Territory was transferred to US Filter. The exclusive territory consists of North, South and Central America and the Caribbean. At this time, a joint determination is being made as to which of our agents will be retained by US Filter, those not taken over will be terminated. US Filter's representative companies will then have the responsibility for all our sales within the Exclusive Territory.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001.

Three months ended March 31, 2001 compared to three months ended
March 31, 2000.

     Revenues. During the first quarter of fiscal 2001, we reported revenues of $407,719 compared to revenues of $54,766 being reported in the first quarter of fiscal 2000, an increase of $352,953 or 644% The increase was as a result of project components shipped and invoiced and projected percentage completion of projects in progress in the factory.

     Direct Project Costs. Project costs recorded during the first quarter of fiscal 2001 amounted to $240,305 compared to $49,305 in the first quarter of 2000, an increase of 388%. The increase in cost incurred, was as a result of the increase sales shipments and projected cost of sales on projects in process .

     Gross Profit. Gross profits rose to $167,004 during the first quarter on 2001, compared to $5,461 recorded during the first quarter of fiscal 2000 . The increase was due to the increased in sales recorded, with higher margins being achieved on these sales.

     Manufacturing Costs Not Applied. Manufacturing costs not applied are annual plant overhead costs, that are not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. As our level of activity increases, we expect that these costs will be fully recovered. For the first quarter of fiscal 2001, we reported $11,011 of these costs, a decrease of $ 2,971, or 21%, from $13,982, in the comparable period of the prior year. This decrease occurred as a result of increased sales activity which allowed  more of the overhead costs to be applied directly to production
costs.   The reported amounts represent manufacturing costs such as facilities, plant personnel, power, etc. which continue irrespective of manufacturing activity.

     Selling Expenses. For the first quarter of fiscal 2001, we reported selling expenses of $66,607, an increase of $21,156, or 47% from $45,451 reported in the comparable period of the prior year. This increase primarily was a result of increased travel and training costs incurred due to the Strategic Alliance signed with US Filter/Wallace & Tiernan, Inc.

     General and Administrative Expense. For the first quarter of fiscal 2001, we reported general and administrative expense of $206,030, an increase of $97,077, or 89%, from $108,953 reported in the comparable period of the prior year. This increase resulted primarily from increased salaries and salary related costs, increased office facility costs due to the transitional costs of two locations during transfer to our new facilities and increased consulting fees.

     Research and Development Expense. For the first quarter of fiscal 2001, we reported research and development expense of $82,452, an increase of $62,409, or 311% from $20,043 in the comparable period of the prior year. The increase in design costs and engineering and prototyping expenses was due to the full write-off of all R & D activity costs incurred during this first quarter of fiscal 2001.

     Amortization of Goodwill. For the first quarter of fiscal 2001, we reported amortization of goodwill of $121,270, the same figure for the comparable period of the prior year. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in fiscal 2001.

     Interest, Net of Interest Income. For the first quarter of fiscal 2001, we reported interest, net of interest income, of $16,048, an increase of $154,100, over $(138,052) in the comparable period of the prior year. This increase was due to interest costs on increased short term loans incurred in this fiscal quarter of 2001 compared to the favorable results due to forgiveness of interest on long term debt negotiated with minority shareholders, recorded in the first quarter of fiscal 2000.

     Foreign Exchange Translation Loss. For the first quarter of fiscal 2001, we reported a foreign exchange translation loss n of $11,779, an increase of $30,584, or 163%, over $(18,805) in the comparable period of prior year. The increase in cost in the fiscal 2001 resulted from an increase in the value of the Canadian dollar as compared to previous fiscal periods.

     Net Loss for the Period. For the first quarter of fiscal 2001, we reported a net loss for the period of $348,193, an increase of $200,812 or 136% over $147,381 in the comparable period of prior year. The increase in net loss was due primarily to the increased selling, general and administrative expense, and write-off of engineering and prototyping expenses, during fiscal 2001 compared to gains in foreign exchange accounts and interest expense forgiveness negotiated with minority shareholders during fiscal 2000.

     Net Loss per Share. For the first quarter of fiscal 2001, we reported a net loss per share for the period of $0.02, an increase of $0.01, or 100% from $0.01 in the comparable period of prior year. The net loss per share increased as a result of the increased net loss. This net loss increase was partly offset by the loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2001.


LIQUIDITY

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables, which may be expected to be due largely from governments, if and when sales are made. In addition, we are dependent on sales to a licensee, which is obligated to purchase agreed upon system components, and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods. Pursuant to the Strategic Alliance Agreement, 35% of project financing is paid to Service Systems before shipping of the project.

Our sales of Ultra Guard systems to governmental entities outside of the Strategic Alliance distribution area may be expected to occur on an intermittent rather than consistent basis as requests for proposal ("RFP") are issued and awards made. Sales on both an annual and quarterly basis are subject to fluctuations that are often beyond our control.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms that are acceptable or if at all.

We financed our operations during this fiscal period from progress payments received from work in progress, and in part, from proceeds of sales of restricted common stock, short term loans, loans from related parties and minority shareholders of Service Systems.

We expect that during fiscal 2001, project sales should increase, as a result of the signed Strategic Alliance (SA) with US Filter. During the first quarter of fiscal 2001, since the signing of the SA, activities with US Filter included transfer of marketing and quotation information, training of the US Filter General Manger of UV products both at our premises and at US Filter's offices, training of their in-house sales quotation personnel and application engineer. We also held two regional training seminars for their area managers and agent sales forces in Nevada and Florida. Marketing activities included 52 project quotations. Orders for two production demonstration units (PDU) are being negotiated with US Filter and one PDU demonstration project is currently underway in Illinois. Additional PDU demonstration projects have been requested by potential UV system users and are being scheduled around unit availability.

We expect to fund project orders received from US Filter primarily through the progress payments to be provided in the US Filter agreements. As well, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the expansion of our market in territories not covered within the Strategic Alliance, in potable water industry activities, and the manufacturing of products sold and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

Part II     Other Information

Item 1.  Legal Proceedings

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O' Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P. Nield (a former Director and Vice President of the Company). O' Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus". He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O' Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. Examination for discovery of Charles P. Nield was conducted in June 1999; since then there has been no further activity.

Item 2.  Changes in Securities

         Sales of securities during the quarter ended March 31, 2001 were

Service Systems issued the following shares of common stock to two Canadian employees for services and one Canadian consultant for technical services.

Table

Date               Shares     Residence/     Consideration       Exemption
Exemption                     Citizenship    Valued at
-------------------------------------------------------------------------------
Jan 9, 2001       100,000      Canada        Services valued
                                             At $40,000          Regulation S-8

Jan 3, 2001       100,000      Canada        Services valued
                                             at $35,000          Regulation S-8

Jan 9, 2001        12,000      Canada        Cash $4,200         Regulation S-8


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

   (10)(xii)       Loan Agreement between the Company
                   and TD Bank (6)

   (10)(xiii)      Service Systems 1999 Long-Term
                   Equity Incentive Plan (7)

   (10)(xiv)       Letter Agreement between Service
                   Systems, UVS, WOF and MDS dated
                   February 13, 2000(7)

   (10)(xv)       Lease dated October, 2000 between
                   Service Systems, UV Technology Inc.
                   and Slough Estates Canada Limited(8)

   (10)(xvi)       Amended 1999 Long-Term Equity Incentive
                   Plan                                           Filed Herewith
                                                                  Electronically

   (10)(xvii)      Strategic Alliance Agreement Between
                   Service Systems, UV Technology, Inc.
                   And US Filter dated January 25, 2001(9)

   (11)            Statement Regarding Computation                Filed Herewith
                   of Per Share Earnings                          Electronically

   (21)            Subsidiaries of the Corporation:
                   UV Systems Technology, Inc.,
                   incorporated in British Columbia,
                   Canada ***

(1) Incorporates by reference to the Corporation's Form 10SB effective on January 22, 1997.
(2) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3) Incorporated by reference to the Corporation's Form 10Q for the fiscal quarter ended February 28, 1997.
(4) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998
(6) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 1999
(7) Incorporated by reference to the Corporation's Form 10QSB for the fiscal quarter ended February 29, 2000.
(8) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 2000
(9) Incorporated by reference to the Corporation's Form 8-K filed February 27, 2001

(b)     Reports on Form 8-K

     The Company filed one report on Form 8-K, filed on February 27, 2001 during the period ended March 31, 2001 which reported the completion of the agreement between the Company, UV Systems Technology, Inc. and US Filter.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SERVICE SYSTEMS INTERNATIONAL, LTD.


                   /s/ Kenneth R. Fielding
                   --------------------------------
                   Kenneth R. Fielding, President



Date: May 19, 2001               /s/ Ken Fielding
------------------
                                 Ken Fielding, President



Date: May 19, 2001               /s/ John R Gaetz
------------------
                                 John R Gaetz, Principal Financial Officer

EXHIBIT 10XVI

                      Service Systems International, Ltd.
                     1999 Long-Term Equity Incentive Plan

Section 1.  Purpose

Service Systems International, Ltd. (hereinafter referred to as the "Company"), a Nevada corporation, hereby establishes the 1999 Long-Term Equity Incentive Plan (the "Plan") to promote the interests of the Company and its shareholders through the (i) attraction and retention of directors, executive officers and other key employees essential to the success of the Company; (ii) motivation of executive officers and other key employees using performance related and stock based incentives linked to longer range performance goals and the interests of Company shareholders; and (iii) enabling of these directors and employees to share in the long term growth and success of the Company. The Plan permits the grant of Nonqualified Stock Options, Incentive Stock Options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), Restricted Stock, and Performance Shares, subject to the provisions of this Plan document and applicable law.

Section 2.  Effective Date and Duration

The Plan was approved by the Committee and the Board of Directors on December 17, 1999. The Plan shall be effective on December 17, 1999; however, any Award granted under this Plan before the Plan is approved by shareholders, shall be granted subject to shareholder approval of the Plan if that approval is, in the sole determination of the Board of Directors, required for any reason. The Plan shall expire on December 17, 2009; however, all Awards made before, and outstanding on that date, shall remain valid in accordance with their terms and conditions.

Section 3.  Definitions

Except as otherwise defined in the Plan, the following terms shall have the meanings set forth below:

3.1 "Affiliate" shall have the meaning ascribed to such term in Rule 12b 2 under the Exchange Act.

3.2 "Award" means, individually or collectively, a grant under this Plan of Nonqualified Stock Options, Incentive Stock Options, Restricted Stock, or Performance Shares.

3.3 "Award Date" or "Grant Date" means the date on which an Award is made by the Committee under this Plan.

3.4 "Award Agreement" or "Agreement" means a written agreement implementing the grant of each Award signed by an authorized officer of the Company and by the Participant.

3.5 "Beneficial Owner" shall have the meaning ascribed to such term in Rule 13d 3 under the Exchange Act.

3.6 "Board" or "Board of Directors" means the Board of Directors of the Company.

3.7 "Cashless Exercise" means the exercise of an Option by the Participant through the use of a brokerage firm to make payment to the Company of the exercise price either from the proceeds of a loan to the Participant from the brokerage firm or from the proceeds of the sale of Stock issued pursuant to the exercise of the Option, and upon receipt of such payment, the Company delivers the exercised Shares to the brokerage firm. The date of exercise of a Cashless Exercise shall be the date the broker executes the sale of exercised Shares, or if no sale is made, the date the broker receives the exercise loan notice from the Participant to pay the Company for the exercised Shares.

3.8 "Change in Control" means a change in control of the Company of a nature that would be required to be reported in response to Item 1(a) of the Current Report on Form 8 K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Exchange Act; provided, that without limitation, such a Change in Control shall be deemed to have occurred at such time as a "person" (as used in Section 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d 3 under the Exchange Act), directly or indirectly, of 15% or more of the combined voting power of the Company's outstanding securities ordinarily having the right to vote in elections of directors; or (b) individuals who constitute the Board of Directors of the Company on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a Director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the Directors comprising the Incumbent Board shall be, for purposes of this subsection (b), considered as though such person were a member of the Incumbent Board. Notwithstanding the foregoing definition, no Change in Control shall be deemed to have occurred unless and until the Participant has actual knowledge from one of the following sources: a report filed with the Securities and Exchange Commission, a public statement issued by the Company, or a periodical of general circulation, including but not limited to The New York Times or The Wall Street Journal.

3.9 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

3.10 "Committee" means the Compensation Committee of the Board which will administer the Plan pursuant to Section 4 herein

3.11 "Common Stock" or "Stock"
means the Common Stock of the Company, or such other security or right or instrument into which such Common Stock may be changed or converted in the future.

3.12 "Company" means Service Systems International, Ltd., including all Affiliates and Subsidiaries, or any successor thereto.

3.13 "Covered Participant" means a Participant who is a "covered employee" as defined in Section 162(m)(3) of the Code, and the regulations promulgated thereunder.

3.14 "Department" means the Department of the Company responsible for Human Resources.

3.15 "Designated Beneficiary" means the beneficiary designated by the Participant, pursuant to procedures established by the Department, to receive amounts due to the Participant in the event of the Participant's death. If the Participant does not make an effective designation, then the Designated Beneficiary will be deemed to be the Participant's estate.

3.16 "Director" shall mean a non-employee member of the Board of Directors as defined in Rule 16b.

3.17 "Disability" means (i) the mental or physical disability, either occupational or non-occupational in origin, of the Participant defined as "total disability" in the Long term Disability Plan of the Company currently in effect and as amended from time to time; or (ii) a determination by the Committee of "Total Disability" based on medical evidence that precludes the Participant from engaging in any occupation or employment for wage or profit for at least twelve months and appears to be permanent.

3.18 "Divestiture" means the sale of, or closing by, the Company of the business operations in which the Participant is employed.

3.19 "Early Retirement" means retirement of a Participant from employment with the Company after age 55, but before the Company's normal retirement date as stated in its employee policies.

3.20 "Exchange Act" means the Securities Exchange Act of 1934, as amended.

3.21 "Executive Officer" means those individuals designated as "officers" for purposes of Section 16 of the Securities Exchange Act of 1934 by the Board.

3.22 "Fair Market Value" means, on any given date, the closing price of the Stock as reported on the NASDAQ on the immediately preceding trading day, all as reported by such source as the Committee may select.

3.23 "Full time Employee" means an employee designated by the Company as being a "regular, full time employee" who is eligible for all plans and programs of the Company set forth for those employees. This designation includes all part time, temporary, leased or contract employees who work for the Company more than 10 hours a week, consultants and product sales agents and representatives to the Company, all of whom would be eligible to be included in a registration statement with the Securities and Exchange Commission on a Form S-8.

3.24 "Incentive Stock Option" or "ISO" means an option to purchase Stock, granted under Section 7 herein, which is designated as an incentive stock option and is intended to meet the requirements of Section 422 of the Code.

3.25 "Key Employee" means an officer or other employee of the Company, who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, the Company.

3.26 "Nonqualified Stock Option" or "NQSO" means an Option to purchase Stock, granted under Section 7 herein, which is not intended to be an Incentive Stock Option.

3.27 "Normal Retirement" means the retirement of any Participant under the Company's regular policies at age 65.

3.28 "Option" means an Incentive Stock Option or a Nonqualified Stock Option.

3.29 "Participant" means a Key Employee or Director who has been granted an Award under the Plan.

3.30 "Performance Based Exception" means the performance based exception from the tax deductibility limitations of Code Section 162(m).

3.31 "Performance Measures" mean, unless and until the Committee proposes for shareholder approval and the Company's shareholders approve a change in the general performance measures set forth in this article, the attainment of which may determine the degree of payout and/or vesting with respect to Awards which are designed to qualify for the Performance Based Exception, measure(s) chosen from among the following alternatives:

(a)  Total shareholder return (absolute or peer group comparative)

(b)  Stock price increase (absolute or peer group comparative)

(c) Dividend payout as a percentage of net income (absolute or peer group comparative)

(d)  Return on equity (absolute or peer group comparative)

(e)  Return on capital employed (absolute or peer group comparative)

(f) Cash flow, including operating cash flow, free cash flow, discounted cash flow return on investment, and cash flow in excess of cost of capital

(g)  Economic value added (income in excess of capital costs)

(h)  Market share

(i)  Earnings Per Share (absolute or peer group performance)

(j)  Growth in Earnings per share (absolute or peer group performance)

(k) Net income (either pre-tax or after tax and either absolute or peer group performance)

(l) Operating earnings, earnings before interest and taxes ("EBIT") and earnings before interest, taxes, depreciation and amortization ("EBITDA") (absolute or peer group performance)

(m)  Annual revenues and growth in revenues (absolute or peer group performance)

(n)  Reduction of debt to asset ratio

(o)  Increase in number of marketing Agents/Representatives

(p) Attainment of specific Standard approvals, including but not limited to, product acceptance for sale in the State of California under Title 22, International Standard Association Approval (ISO 9000 series and ISO 14000 series), Canadian Standard Association Product Approval (CSA), Underwriters Laboratories Approval (UL)

(q) Attainment of purchase order, task or project, on schedule, at contract or budgeted price, with required or targeted result achieved

(r) Company implementation of a participant's recommendation or suggestion resulting in a reduction of product cost or substantial increase in product performance

(s) Increase or realignment of marketing efforts resulting in an increase in product sales of more than 10% from the previous fiscal year or defined financial period.

3.32 "Performance Period" means the time period designated by the Committee during which performance goals must be met.

3.33 "Performance Share" means an Award, designated as a Performance Share, granted to a Participant pursuant to Section 9 herein, the value of which is determined, in whole or in part, by the value of Stock in a manner deemed appropriate by the Committee and described in the Agreement or Sub Plan.

3.34 "Period of Restriction" means the period during which the transfer of Shares of Restricted Stock is restricted, pursuant to Section 8 of the Plan.

3.35 "Person" shall have the meaning ascribed to such term in Section 3 (a) (9) of the Exchange Act and used in Sections 13 (d) and 14 (d) thereof, including a "group" as defined in Section 13 (d).

3.36 "Plan" means the Service Systems International, Ltd. 1999 Long-Term Equity Incentive Plan as herein described and as hereafter from time to time amended.

3.37 "Restricted Stock" means an Award of Stock granted to a Participant pursuant to Section 8 of the Plan.

3.38 "Rule 16b 3" means Rule 16b 3 under Section 16(b) of the Exchange Act as adopted in Exchange Act Release No. 34 37260 (May 31, 1996, effective August 15,
1996), or any successor rule as amended from time to time.

3.39 "Section 162(m)" means Section 162(m) of the Code, or any successor section under the Code, as amended from time to time and as interpreted by final or proposed regulations promulgated thereunder from time to time.

3.40 "Securities Act" means the Securities Act of 1933 and the rules and regulations promulgated thereunder, or any successor law, as amended from time to time.

3.41 "Stock" or "Shares" means the Common Stock of the Company.

3.42 "Sub Plan" means a written document that permits the grant of Awards consistent with the provisions of this Plan.

3.43 "Subsidiary" means a corporation in which the Company owns, either directly or through one or more of its Subsidiaries, at least 50% of the total combined voting power of all classes of stock.

Section 4.  Administration

4.1 The Committee. The Plan shall be administered and interpreted by the Committee, which shall have full authority and all powers necessary or desirable for such administration. The express grant in this Plan of any specific power to the Committee shall not be construed as limiting any power or authority of the Committee. In its sole and complete discretion the Committee may adopt, alter, suspend and repeal any such administrative rules, regulations, guidelines, and practices governing the operation of the Plan as it shall from time to time deem advisable. In addition to any other powers and, subject to the provisions of the Plan, the Committee shall have the following specific powers: (i) to determine the terms and conditions upon which the Awards may be made and exercised; (ii) to determine all terms and provisions of each Agreement and/or Sub Plan, which need not be identical for types of Awards nor for the same type of Award to different Participants; (iii) to construe and interpret the Agreements, Sub Plans and the Plan; (iv) to establish, amend, or waive rules or regulations for the Plan's administration;
(v) to accelerate the exercisability of any Award, the length of a Performance

Period or the termination of any Period of Restriction; and (vi) to make all other determinations and take all other actions necessary or advisable for the administration of the Plan. The Committee may take action by a meeting in person, by unanimous written consent, or by meeting with the assistance of communications equipment which allows all Committee members participating in the meeting to communicate in oral or written form or as permitted by applicable law. The Committee may seek the assistance or advice of any persons it deems necessary to the proper administration of the Plan.

4.2 Selection of Participants. The Committee shall have sole and complete discretion to determine those Key Employees and Directors who shall participate in the Plan. The Committee may request recommendations for individual Awards from the Chief Executive Officer of the Company and may delegate to the Chief Executive Officer of the Company the authority to make Awards to Participants who are not Executive Officers of the Company, subject to a fixed maximum Award amount for such a group and a maximum Award amount for any one Participant, as determined by the Committee. Awards made to the Executive Officers shall be determined by the Committee.

4.3 Award Agreements and Sub Plans. Each Award granted under the Plan shall be granted either under the terms of an Award Agreement and/or a Sub Plan. Award Agreements and Sub Plans shall specify the terms, conditions and any rules applicable to the Award, including but not limited to the effect of transferability, a Change in Control, or death, Disability, Divestiture, Early Retirement, Normal Retirement or other termination of employment of the Participant of the Award. If the Award is granted under the terms of an Award Agreement, the Award Agreement shall be signed by an authorized representative of the Company and the Participant, and a copy of the signed Award Agreement shall be provided to the Participant. If the Award is granted under the terms and conditions of a Sub Plan, the Sub Plan shall be approved by the Committee as an Exhibit to the Plan, and a copy of the Sub Plan or a summary description thereof shall be provided to each Participant.

4.4 Committee Decisions. All determinations and decisions made by the Committee pursuant to the provisions of the Plan shall be final, conclusive, and binding upon all persons, including the Company, its stockholders, employees, Participants, and Designated Beneficiaries, except when the terms of any sale or award of shares of Stock or any grant of rights or Options under the Plan are required by law or by the Articles of Incorporation or Bylaws of the Company to be approved by the Company's Board of Directors or shareholders before any such sale, award or grant.

4.5 Rule 16b 3 and Section 162(m) Requirements. Notwithstanding any other provision of the Plan, the Committee may impose such conditions on any Award, and the Board may amend the Plan in any such respects, as may be required to satisfy the requirements of Rule 16b 3 or Section 162(m).

4.6 Indemnification of Committee. In addition to such other rights of indemnification as they may have as Directors or as members of the Committee, the members of the Committee shall be indemnified by the Company against reasonable expenses incurred from their administration of the Plan. Such reasonable expenses include, but are not limited to, attorneys' fees, actually and reasonably incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Award granted or made hereunder, and against all amounts reasonably paid by them in settlement thereof or paid by them in satisfaction of a judgment in any such action, suit or proceeding, if such members acted in good faith and in a manner which they believed to be in, and not opposed to, the best interests of the Company.

Section 5.  Eligibility

The Committee in its sole and complete discretion shall determine the Key Employees, including officers and Directors, who shall be eligible for participation under the Plan, subject to the following limitations: (i) no member of the Committee or Director shall be eligible to participate under the Plan except with full Board approval; (ii) no person owning, directly or indirectly, more than 20% of the total combined voting power of all classes of Stock shall be eligible to participate under the Plan, and (iii) only Full time Employees shall be eligible to participate under the Plan, except that Directors may be granted Nonqualified Stock Options or Restricted Stock awards.

Section 6.  Shares Subject to the Plan

6.1 Number of Shares. Subject to adjustment as provided in Section 6.4 herein, the maximum aggregate number of Shares that may be issued pursuant to Awards made under the Plan shall not exceed 5,000,000 Shares of Common Stock, which may be in any combination of Options, Restricted Stock, or any other rights or Options. Shares of Common Stock may be available from the authorized but unissued Shares of Common Stock, or any Shares of Common Stock acquired by the Company, including Shares of Common Stock purchased in the open market. Except as provided in Section 6.2 and 6.3 herein, the issuance of Shares in connection with the exercise of, or as other payment for, Awards under the Plan shall reduce the number of Shares available for future Awards under the Plan.

6.2 Lapsed Awards of Forfeited Shares. If (i) any Option or other Award granted under the Plan terminates, expires, or lapses for any reason other than exercise of the Award, or (ii) if Shares issued pursuant to the Awards are canceled or forfeited for any reason, the Shares subject to that Award shall thereafter again be available for grant of an Award under the Plan.

6.3 Delivery of Shares as Payment. If a Participant pays for any Option or other Award granted under the Plan or for withholding taxes through the delivery of previously acquired shares or withholding of shares of Common Stock, or withholding of shares of common stock which otherwise would have been issued, the number of shares of Common Stock available for Awards under the Plan shall be increased by the number of Shares surrendered by the Participant, or withheld, subject to Rule 16b 3 as interpreted by the Securities and Exchange Commission or its staff.

6.4 Capital Adjustments. The number and class of Shares subject to each outstanding Award, the Option Price and the aggregate number, type and class of Shares for which Awards thereafter may be made shall be subject to adjustment, if any, as the Committee deems appropriate, based on the occurrence of a number of specified and non specified events. Such specified events include but are not limited to the following:

(a) If the outstanding Shares of the Company are increased, decreased or exchanged through merger, consolidation, sale of all or substantially all of the property of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split or other distribution in respect to such Shares, for a different number or type of Shares, or if additional Shares or new or different Shares are distributed with respect to such Shares, an appropriate and proportionate adjustment shall be made in: (i) the maximum number of shares of Stock available for the Plan as provided in Section 6.1 herein, (ii) the type of Shares or others securities available for the Plan, (iii) the number of shares of Stock subject to any then outstanding Awards under the Plan, and (iv) the price (including exercise price) for each share of Stock (or other kind of shares or securities) subject to then outstanding awards, but without change in the aggregate purchase as to which such Options remain exercisable or Restricted Stock releasable.

(b) If other events not specified above in this Section 6.4, such as any extraordinary cash dividend, split up, spin off, combination, exchange of shares, warrants or rights offering to purchase Common Stock, or other similar corporate event affect the Common Stock such that an adjustment is necessary to maintain the benefits or potential benefits intended to be provided under this Plan, then the Committee in its discretion may make adjustments to any or all of
(i) the number and type of Shares which thereafter may be optioned and sold or awarded, (ii) the grant, exercise or conversion price of any Award made under the Plan thereafter, and (iii) the number and price (including Exercise Price) of each share of Stock (or other kind of shares or securities) subject to then outstanding Awards, but without change in the aggregate purchase price as to which such Options remain exercisable or Restricted Stock releasable. Any adjustment as provided above shall be subject to any applicable restrictions set forth in Section 13 or in Section 162(m).

(c)  Any adjustment made by the Committee pursuant to the provisions of this
Section 6.4, subject to approval by the Board of Directors, shall be final, binding and conclusive. A notice of such adjustment, including identification of the event causing such an adjustment, the calculation method of such adjustment, and the change in price and the number of shares of Stock, or securities, cash or property purchasable subject to each Award shall be sent to each Participant. No fractional interests shall be issued under the Plan based on such adjustments, and shall be forfeited.

Section 7.  Stock Options

7.1 Grant of Stock Options. Subject to the terms and provisions of the Plan and applicable law, the Committee, at any time and from time to time, may grant Options to Key Employees and Directors as it shall determine, provided however, that Directors may only receive NQSO's. The Committee shall have sole and complete discretion in determining the type of Option granted, the Option Price (as hereinafter defined), the duration of the Option, the number of Shares to which an Option pertains, any conditions imposed upon the exercisability or transferability of the Options, the conditions under which the Option may be terminated and any such other provisions as may be warranted to comply with the law or rules of any securities trading system or stock exchange. Notwithstanding the preceding, grants to Directors must be approved by the full Board. Each Option grant shall have such specified terms and conditions detailed in an Award Agreement. The Agreement shall specify whether the Option is intended to be an Incentive Stock Option within the meaning of Section 422 of the Code, or a Nonqualified Stock Option.

7.2 Option Price. The exercise price per share of Stock covered by an Option ("Option Price") shall be determined at the time of grant and by the Committee, subject to the limitation that the Option Price shall not be less than 100% of Fair Market Value of the Common Stock on the Grant Date.

7.3 Exercisability. Options granted under the Plan shall be exercisable at such times and be subject to such restrictions and conditions as the Committee shall determine, which will be specified in the Award Agreement and need not be the same for each Participant. However, no Option may be exercisable after the expiration of ten years from the Grant Date.

7.4 Method of Exercise. Options shall be exercised by the delivery of a written notice from the Participant to the Company in the form prescribed by the Committee setting forth the number of Shares with respect to which the Option is to be exercised, accompanied by full payment for the Shares. The Option Price shall be payable to the Company in full in cash, or its equivalent, or by delivery of Shares of Stock (not subject to any security interest or pledge) or withholding (in the case of NQSO's) shares which would otherwise be acquired upon exercise, valued at Fair Market Value at the time of exercise or by a combination of the foregoing. In addition, at the request of the Participant, and subject to applicable laws and regulations, the Company may (but shall not be required to) cooperate in a Cashless Exercise of the Option. In addition, any NQSO granted under the Plan may provide, at the committee's discretion, that payment of the exercise price may also be made in whole or in part in the form of shares of common stock subject to risk of forfeiture or other restrictions. As soon as practicable, after receipt of written notice and payment, the Company shall deliver to the Participant, Stock certificates in an appropriate amount based upon the number of Shares with respect to which the option is exercised, issued in the Participant's name.

7.5 Notice. Each Participant shall give prompt notice to the Company of any disposition of Shares acquired upon exercise of an Incentive Stock Option if that disposition occurs within either two (2) years after the date of grant or one (1) year after the date of transfer of those Shares to the Participant upon the exercise of the Incentive Stock Option.

7.6 Maximum Award. Each Participant's Award shall be limited to the maximum Award set out in Section 11 of this Plan.

Section 8.  Restricted Stock

8.1 Grant of Restricted Stock. Subject to the terms and provisions of the Plan and applicable law, the Committee, at any time and from time to time, may grant shares of Restricted Stock under the Plan to such Participants, and in such amounts and for such duration and/or consideration as it shall determine. Participants receiving Restricted Stock Awards are not required to pay the Company therefor (except for applicable tax withholding) other than the rendering of services and/or until other considerations are satisfied as determined by the Committee at its sole discretion.

8.2 Restricted Stock Agreement. Each Restricted Stock grant shall be evidenced by an Agreement that shall specify the Period of Restriction; the conditions which must be satisfied before removal of the restriction; the number of Shares of Restricted Stock granted; and such other provisions as the Committee shall determine. The Committee may specify, but is not limited to, the following types of restrictions in the Award Agreement: (i) restrictions on acceleration or achievement of terms or vesting based on any business or financial goals of the Company, including, but not limited to the Performance Measures set out in
Section 3.33, and (ii) any other further restrictions that may be advisable under the law, including requirements set forth by the Securities Act, any securities trading system or stock exchange upon which such Shares under the Plan are listed.

8.3 Removal of Restrictions. Except as otherwise noted in this Section 8, Restricted Stock covered by each Award made under the Plan shall be provided and become freely transferable by the Participant after the last day of the Period of Restriction and/or upon the satisfaction of other conditions as determined by the Committee. Except as specifically provided in this Section 8, the Committee shall have no authority to reduce or remove the restrictions or to reduce or remove the Period of Restriction without the express consent of the stockholders of the Company. If the grant of Restricted Stock is performance based, the total Restricted Period for any or all shares of Restricted Stock so granted shall be no less than one (1) year. Any other shares of Restricted Stock issued pursuant to this Section 8 shall provide that the minimum Period of Restrictions shall be two (2) years, which Period of Restriction may permit the removal of restrictions on no more than one half (1/2) of the shares of Restricted Stock at the end of the first year following the Grant Date, and the removal of the restrictions on an additional one half (1/2) of the Shares at the end of each subsequent year. In no event shall any restrictions be removed from shares of Restricted Stock during the first year following the Grant Date except if a Change in Control occurs.

8.4 Voting Rights. During the Period of Restriction, Participants in whose name Restricted Stock is granted under the Plan may exercise full voting rights with respect to those Shares.

8.5 Dividends and Other Distributions. During the Period of Restriction, Participants in whose name Restricted Stock is granted under the Plan shall be entitled to receive all dividends and other distributions paid with respect to those Shares. If any such dividends or distributions are paid in Shares, the Shares shall be subject to the same restrictions on transferability as the Restricted Stock with respect to which they were distributed.

8.6 Maximum Award. Each Participant's Award shall be limited to the maximum Award set out in Section 11 of this Plan.

Section 9.  Performance Based Awards

9.1 Grant of Performance Awards. Subject to the terms and provisions of the Plan and applicable law, the Committee, at any time and from time to time, may issue Performance Awards in the form of Performance Shares to Participants subject to the Performance Measures and Performance Period as it shall determine. The Committee shall have complete discretion in determining the number and value of Performance Shares granted to each Participant. Participants receiving Performance Awards are not required to pay the Company therefor (except for applicable tax withholding) other than the rendering of services.

9.2 Value of Performance Awards. The Committee shall determine the number and value of Performance Shares granted to each Participant as a Performance Award. The Committee shall set Performance Measures in its discretion for each Participant who is granted a Performance Award. The extent to which those Performance Measures are met will determine the number of Performance Shares earned by the Participant. Such Performance Measures may be particular to a Participant, may relate to the performance of the Subsidiary or Affiliate which employs him or her, may be based on the division which employs him or her, may be based on the performance of the Company generally, or a combination of the foregoing. The terms and conditions of each Performance Award will be set forth in an Agreement and/or a Sub Plan.

9.3 Settlement of Performance Awards. After a Performance Period has ended, the holder of a Performance Share shall be entitled to receive the value thereof based on the degree to which the Performance Measures established by the Committee and set forth in the Agreement and/or Sub Plan have been satisfied.

9.4 Form of Payment. Payment of the amount to which a Participant shall be entitled upon the settlement of a Performance Award shall be made in cash, Stock, or a combination thereof as determined by the Committee. Payment may be made in a lump sum or installments as prescribed by the Committee.

9.5 Maximum Award. Each Participant's Award shall be limited to the maximum Award set out in Section 11 of this Plan.

10. Election By Directors. For any service year as a Director of the Company, a Director may elect to have up to 100% of the Director's cash compensation to be payable by the Company during that year for the Director's services as a Director applied to the purchase of shares of Common Stock ("Elected Amount"), as provided in this Section. "Service year" means the period of a Director's service beginning upon the Director's election or appointment (or, as to Directors in office on the effective date of this Plan, the first day of the then current fiscal year of the Company) and ending the earlier of one year from its beginning or at the next meeting of shareholders of the Company at which Directors are elected, but will never be less than three months. The Director must notify the Board of Directors in writing of that election before the first day of the service year for which the election is made, or as required by Section 16(b), (or before such later date as may be approved by the Board of Directors). Unless otherwise determined by the Board of Directors, a separate election must be made for each service year. An election made pursuant to this Section shall be irrevocable from and after the first day of that service year; provided, however, that an election made during a service year for the remaining portion of that service year shall be irrevocable from and after the date the election is made. Elections shall be made on a form prescribed by the Board of Directors.

10.2 Issuance Of Shares Pursuant To Election. Promptly following the end of each year of a Director's service, the Company shall, subject to the provisions of this Section, issue to each Director who elected to receive shares of Common Stock, effective as of the last day of that service year, a number of whole shares determined by the Board of Directors. This issuance shall be deemed to be a separate Share Award made to the Director. No fractional shares of Common Stock shall be issued to an electing Director by the Company under this Section, and no cash payment or other adjustment shall be made in respect of any such fractional share that would otherwise be issuable.

10.3 Eligibility Of Electing Director. A Director must be serving as a Director on the last day of the service year in order to be eligible to receive shares of Common Stock pursuant to this Section in respect of the Director's Elected Amount, if any, for that service year. Any Director who becomes ineligible to receive shares of Common Stock in respect of the Director's Elected Amount for a service year because the Director's service as a Director terminated before the last day of the service year shall be paid any earned amounts of the Elected Amount in cash, without interest, as promptly as practicable following the date of the termination of service, and the election made by that Director with respect to the Elected Amount shall be null and void effective as of the date of that termination of service.

10.4 Restriction On Transfer Of Shares. No shares issued to a Director in respect of an Elected Amount shall be sold, assigned, transferred, pledged or otherwise encumbered or disposed of by the Director, other than by will or pursuant to the laws of descent or distribution (unless otherwise permitted under Section 16(b), as determined by the Board of Directors in its sole discretion, and at the Board's sole option), until six months have elapsed from the effective date of issuance of those shares. The Company shall hold the certificates representing those shares (and any other securities distributed in respect of them) for the Director's benefit until the restrictions on transfer have lapsed. Subject to the restrictions of this paragraph, a Director shall have all rights as a shareholder, including voting rights and the right to receive dividends and distributions, with respect to the Director's shares.

Section 11.  Special Provisions Applicable to Covered Participants

Unless the Committee in its sole discretion determines that any Award made to a Covered Employee is not intended to qualify for the exemption for performance based compensation under Section 162(m), Awards subject to Performance Measures paid to Covered Participants under this Plan shall be governed by the conditions of this Section 11 in addition to the requirements of Sections 7, 8 and 9 above. Should conditions set forth under this Section 11 (when applicable) conflict with the requirements of Sections 7, 8, and 9, the conditions of this Section 11 shall prevail.

(a) Performance Measures for Covered Participants shall be established by the Committee in writing before the beginning of the Performance Period, or by such other later date during the Performance Period as may be permitted under Section 162(m). Performance Measures for Covered Participants may include alternative and multiple Performance Measures and may be based on one or more business criteria.

(b) All Performance Measures must be objective and must satisfy third party "objectivity" standards under Section 162(m).

(c) The Performance Measures shall not allow for any discretion by the Committee as to an increase in any Award, but discretion to lower an Award is permissible.

(d) The Award and payment of any Award under this Plan to a Covered Participant with respect to the relevant Performance Period shall be contingent upon the attainment of the Performance Measures that are applicable to that Covered Participant. The Committee shall certify in writing before payment of any such Award that the applicable Performance Measures relating to the Award are satisfied. Approved minutes of the Committee may be used for this purpose.

(e) The maximum Award that may be paid to any Covered Participant under the Plan pursuant to Sections 7, 8, and 9 for any Performance Period is $1,500,000. The maximum number of shares of Stock subject to Options, and/or Restricted Stock granted to any Covered Participant for any Performance Period shall be 1,000,000 Shares.

(f) All Awards to Covered Participants under this Plan shall be further subject to such other conditions, restrictions, and requirements as the Committee may determine to be necessary to carry out the purpose of this Section 11.

Section 12.  General Provisions

12.1 Withholding. The Company shall have the right to deduct or withhold, or require a Participant to remit to the Company, any taxes required by law to be withheld with respect to the Awards made under this Plan. In the event an Award is paid in the form of Common Stock, the Committee may require the Participant to remit to the Company the amount of any taxes required to be withheld from such payment in Common Stock, or, in lieu thereof the Company may withhold (or the Participant may be provided the opportunity to elect to tender) the number of shares of Common Stock equal in Fair Market Value to the amount required to be withheld.

12.2 No Right to Employment. No granting of an Award shall be construed as a right to employment with the Company.

12.3 Rights as Shareholder. Subject to the Award provisions, no Participant or Designated Beneficiary shall be deemed a shareholder of the Company nor have any rights as such with respect to any shares of Common Stock to be provided under the Plan until he or she has become the holder of those Shares. Notwithstanding the aforementioned with respect to Stock granted under a Restricted Stock Agreement under this Plan, the Participant or Designated Beneficiary of such Award shall be deemed the owner of such Shares. As such, unless contrary to the provisions herein or in any such related Award Agreement, such stockholders shall be entitled to full voting, dividend and distribution rights as provided any other Company stockholder.

12.4 Construction of the Plan. The Plan, and its rules, rights, Agreements, Sub Plans and regulations, shall be governed, construed, interpreted and administered in accordance with applicable Federal laws, or to the extent that Federal laws do not apply, the laws of the State of Nevada. In the event any provision of the Plan shall be held invalid, illegal or unenforceable, in whole or in part, for any reason, that determination shall not affect the validity, legality or enforceability of any remaining provision, or portion of provision, of the Plan overall, which shall remain in full force and effect.

12.5 Amendment of Plan. The Committee or Board of Directors may amend, suspend, or terminate the Plan or any portion thereof at any time, provided the amendment is made with shareholder approval if that approval is necessary to comply with any tax or regulatory requirement, including for these purposes any approval requirement for the performance based compensation exception under
Section 162(m). The Committee in its discretion may amend the Plan so as to conform with local rules and regulations subject to any provisions to the contrary specified herein.

12.6 Amendment of Award. At any time and in its sole and complete discretion, the Committee may amend any Award for the following reasons: (i) additions and/or changes are made to the Code, any federal or state securities law, or other law or regulations subsequent to the date of grant, and have an impact on the Award; or (ii) for any other reason not described in clause (i) provided the Participant gives his or her consent to such amendment.

12.7 Exemption from Computation of Compensation for Other Purposes. By accepting an Award under this Plan, each Participant agrees that such Award shall be considered special incentive compensation and will be exempt from inclusion as "wages" or "salary" for purposes of calculating benefits under pension, profit sharing, disability, severance, life insurance, and other employee benefit plans of the Company, except as otherwise provided in those benefit plans.

12.8 Legend. In its sole and complete discretion, the Committee may elect to legend certificates representing shares of Stock sold or awarded under the Plan, to make appropriate references to the restrictions imposed on such Shares.

12.9 Executive Officers and Covered Participants. All Award Agreements and/or Sub Plans for Participants subject to Section 16(b) shall be deemed to include any such additional terms, conditions, limitations and provisions as Rule 16b 3 requires, unless the Committee in its discretion determines that any such Award should not be governed by Rule 16b 3. All performance based Awards shall be deemed to include any such additional terms, conditions, limitations and provisions as are necessary to comply with the performance based compensation exemption of Section 162(m), unless the Committee, in its sole discretion, determines that an Award to a Covered Participant is not intended to qualify as exempt performance based compensation

12.10 Change in Control. If a Change in Control occurs, the Committee may, in its sole and complete discretion, accelerate the payment or vesting of any Award and release any restrictions on any Awards.

12.11 Divestiture. In the event of a Divestiture, the Committee may, in its sole and complete discretion, accelerate the payment or vesting of any Award and release any restrictions on any Awards.

12.12 Unfunded Obligation. Nothing in this Plan shall be interpreted or construed to require the Company in any manner to fund any obligation to the Participants or any Designated Beneficiary. Nothing contained in this Plan nor any action taken hereunder shall create, or be construed to create a trust of any kind, or a fiduciary relationship between the Company and/or the Committee, and the Participants and/or any Designated Beneficiary. To the extent that any Participant or Designated beneficiary acquires a right to receive payments under this Plan, such rights shall be no greater than the rights of any unsecured general creditor of the Company.

12.13 Plan Expenses. All reasonable expenses of the Plan shall be paid by the Company.

EXHIBIT 11


                      Service Systems International, Ltd.
                       Computation of Per-Share Income
                             Treasury Stock Method
                            As Modified for 20% Test



                                                    Period Ended March 31, 2001
                                                    ---------------------------
                                                           (Three Months)


Weighted average number of shares outstanding                 22,426,023
                                                              ==========


Total common and common equivalent shares                     22,426,023
                                                              ==========



Net income (loss) for the period                             $  (348,193)
                                                              ==========


Loss per common and common equivalent shares                 $     (0.02)
                                                              ==========





Earnings per share:

The earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.