Form 10QSB/A
period 2001-03-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2001-05-23
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

202 - 11 BURBIDGE STREET,
COQUITLAM, B.C., CANADA                            V3K 7B2
Address of Principal Executive Offices             Zip code

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
                                                     ==========      ==========


                    See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
(Unaudited)


                                                   Three Months     Three Months
                                                      ended            ended
                                                  Mar. 31, 2001    Mar. 31, 2000
                                                    (Unaudited)      (Audited)

                                                        $                $

Project Revenue                                         407,719          54,766
Project Costs                                           240,715          49,305
                                                     ----------      ----------

Gross Profit                                            167,004           5,461

Manufacturing Costs Not Applied                         11,012           13,982
                                                     ----------      ----------

                                                        155,993          (8,521)
                                                     ----------      ----------
Expenses
   Selling                                               66,607          45,451
   General and administrative                           206,030         108,953
   Research and development                              82,452          20,043
   Amortization of goodwill                             121,270         121,270
   Interest, net of interest income
     and interest recovered                              16,048        (138,052)
   Foreign exchange (gain) loss                          11,779         (18,805)
                                                     ----------      ----------

Total Expenses                                          504,186         138,860
                                                     ----------      ----------

Net Loss for the period                                 348,193         147,381
                                                     ==========      ==========

                                                          $               $

Net Loss per share                                        (0.02)          (0.01)
                                                     ==========      ==========

                                                          #               #

Weighted average shares outstanding                  22,426,000      17,121,000
                                                     ==========      ==========

                    See accompanying notes to financial statements

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

                                                   Three Months     Three Months
                                                      ended            ended
                                                  Mar. 31, 2001    Mar. 31, 2000
                                                    (Unaudited)      (Audited)

                                                        $                $

Cash Flows to Operating Activities
   Net loss                                            (348,193)       (147,381)

Adjustments to reconcile net loss to cash
   Amortization of goodwill                             121,270         121,270
   Depreciation                                          15,751          18,211
   Foreign exchange  (gain) loss                         11,779         (18,805)
   Common stock issued for expenses                      40,000          71,126
   Recovery of interest on long-term debt                  -           (119,670)
   Accrual of interest                                   18,875          17,320

Change in non-cash working capital items
   (Increase) decrease in accounts receivable          (350,818)        (35,385)
   (Increase) in inventory and contract
     work in progress                                    65,417         (15,246)
   Decrease in prepaid expenses and deposits            (62,552)         (8,315)
   Decrease (increase) in accounts payable,
     accrued liabilities, wages and vacation
     pay payable and customers' deposits                 97,499         (20,684)
                                                     ----------      ----------

Net Cash Used in Operating Activities                  (390,972)       (137,559)
                                                     ----------      ----------

Cash Flows (to) from Investing Activities
   Acquisition of short-term investment -
     restricted                                             246           2,393
   Additions to patents and trademarks                   (8,794)        (58,736)
   Capital assets acquired                              (25,997)        (16,948)
                                                     ----------      ----------

Net Cash Used in Investing Activities                   (34,545)        (73,291)
                                                     ----------      ----------

Cash Flows from (to) Financing Activities
   (Decrease) in bank demand loan                          -            (23,129)
   Common stock returned to treasury                     39,065         668,679
   Increase in loans payable                            363,888        (388,504)
   Increase in amounts owing to related parties          10,790         (31,748)
   (Decrease) in borrowings from minority
     shareholders                                          -            (42,257)
   Increase in share subscriptions received              55,000            -
                                                     ----------      ----------

Net Cash Provided by Financing Activities               468,743         183,041
                                                     ----------      ----------

Increase in Cash                                         43,226         (27,809)

Cash - Beginning of Period                               30,219          47,527
                                                     ----------      ----------

Cash - End of Period                                     73,445          19,718
                                                     ==========      ==========

Non-Cash Financing Activities
   4,223,832 common shares were issued
     to settle debts at $0.58 per share                    -          2,449,383
                                                     ==========      ==========

Cash paid for interest                                    1,014           1,494

Cash paid for income taxes                                 -               -

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

Item 2.  Changes in Securities

         Sales of and issuances of the securities during the quarter ended March 31, 2001 were:

Service Systems issued the following shares of common stock to two Canadians employees for cash and one Canadian consultant for technical services.

Table

Date               Shares     Residence/     Consideration
Exemption                     Citizenship    Valued at
-------------------------------------------------------------------------------

Jan 9, 2001       100,000      Canada        Exercise price of option
                                             for services valued at $40,00  N/A*

Jan 3, 2001       100,000      Canada        Exercise price of option
                                             for services valued at $35,000 N/A*

Jan 9, 2001        12,000      Canada        Exercise price of option
                                             for services valued at $4,200  N/A*

*Registered on Form S-8 on October 6, 1997

Warrants Issued
---------------

On January, 2001, 1,487,718 Class B warrants were issued at an exercise price of $0.0695, with an expiry date of January 9, 2003. These warrants were issued in replacement of a 1,487,718 stock option agreement available to the Vice-President.

On January 25, 2001, 3,000,000 Class C warrants were issued at various prices, pursuant to a Strategic Alliance and other agreements with US Filter's Wallace and Tiernan Products Group pursuant to Section 4(2) of the Securities Act of 1933 as follows:

     1,000,000 Class C warrants issued, exercisable at $0.3265 per share expiring October 31, 2011 and restricted from exercise for two years from October 3, 2000.

     1,000,000 Class C warrants were issued at an exercise price of $1.00 per share, with expiry date of October 31, 2011 and restricted from exercise for two years from October 3, 2000.

     1,000,000 Class C warrants were issued at an exercise price of $2.00 per share, with expiry date of October 31, 2011 and restricted from exercise for two years from October 3, 2000.

     400,000 Class A warrants were issued during the first quarter 2001 with an expiry date of December 8, 2002, 200,000 of these warrants have an exercise price of $0.60 per share and the balance of 200,000 have an exercise price of $1.00 per share,. These warrants were issued pursuant to an agreement for private placement financing and investor relations. The value of the warrants at the date of issue was $91,320 which was charged to compensation expense. The Agreement calls for a 7% finders fee to be paid pursuant to a private placement of units at $0.50 per unit. The Agreement also calls for an option to purchase 400,000 from an existing shareholder at an exercise price of approximately $1.10 per share for a period of one year.

Each of these investors were informed of the risks involved in an investment in Service Systems and had all information about Service Systems that they needed to make an informed investment in Service Systems.

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

                   SERVICE SYSTEMS INTERNATIONAL, LTD.


                   /s/ Kenneth R. Fielding
                   --------------------------------
                   Kenneth R. Fielding, President



Date: May 23, 2001               /s/ Ken Fielding
------------------
                                 Ken Fielding, President



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