Form 10QSB
period 2001-06-30
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2001-08-14
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

        [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly period Ended June 30, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

        Commission file number
                                ------------------------------------

                     SERVICE SYSTEMS INTERNATIONAL, LTD.
                Name of Small Business Issuer in Its Charter

NEVADA                                          88-0263701
State of Incorporation                          I.R.S. Employer
                                                Identification No.

11 - 202 BURBRIDGE STREET,
COQUITLAM, B.C., CANADA                         V3K 7B2
Address of Principal Executive Offices          Zip code

604-468-6200
Issuer's Telephone Number

2800 Ingleton Avenue, Burnaby, B.C. Canada V5C 6G7
          (Former Address of Registrant)
Securities registered under Section 12(b) of the Act:
NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE
Title of class

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,532,583 as of August 10, 2001

                                         INDEX
--------------------------------------------------------------------------------


PART I     Financial Information

Item 1.    Consolidated Financial Statements.
---------------------------------------------

Consolidated Balance Sheets as of June 30, 2001
     and 2000 (unaudited).                                                     3

Consolidated Statements of Operations for the three months ended
     June 30, 2001 and 2000 (unaudited)                                        4

Consolidated Statements of Cash Flows for the three months ended
     June 30, 2001 and 2000 (unaudited)                                        5

Notes to the Financial Statements                                        6 to 12

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITIONS                                     13 to 21

Part II    OTHER INFORMATION                                                  21

ITEM 1.    LEGAL PROCEEDINGS                                                  21

ITEM 2     CHANGES IN SECURITIES                                              21

ITEM 3.    DEFAULT UPON SENIOR SECURITIES                                     21

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                22

ITEM 5.    OTHER INFORMATION                                                  22

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                22-24

Signatures                                                                    25

Part 1.          Financial Information

Item 1.     Financial Statements (unaudited)
            --------------------------------

Service Systems International, Ltd.
Consolidated Balance Sheets


                                                        June 30,    December 31,
                                                          2001         2000
                                                       (unaudited)   (audited)
ASSETS                                                      $            $

Current Assets
   Cash and short-term investments                       18,988          30,219
   Short-term investments - restricted (Note 3)         256,822         260,345
   Accounts receivable                                  730,175         126,734
   Inventory and contract work in progress              306,463         292,884
   Prepaid expenses and deposits                         74,206          21,514
                                                     ----------      ----------

Total Current Assets                                  1,386,654         731,696
Property, Plant and Equipment (Note 4)                  131,866          86,208
Other Assets
   Goodwill (net of amortization of $2,223,287)         202,121         444,661
   Patents and trademarks (Note 5)                       63,708          50,527
                                                     ----------      ----------

Total Assets                                          1,784,349       1,313,092
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                     560,426         178,949
   Accrued liabilities                                    9,947          79,801
   Wages and vacation pay payable                        36,129          25,292
   Customer deposits                                    338,662         147,163
   Loans payable (Note 6)                             1,022,030         567,453
   Amounts owing to related parties (Note 7 (i))        107,208          50,014
                                                     ----------      ----------

Total Current Liabilities                             2,074,402       1,048,672

Long-Term Debt
   Amounts owing to related parties (Note 7 (ii))       342,244         342,244
                                                     ----------      ----------

Total Liabilities                                     2,416,646       1,390,916
                                                     ----------      ----------

Stockholders' Equity (Deficiency)

Common stock, (Note 8) $.001 par value,
   50,000,000 shares authorized,
   23,621,598 and 22,214,023 issued and
    outstanding respectively                             23,622          22,214
   Additional paid-in capital                         7,686,010       7,067,856
   Common shares paid for but unissued                   12,000         390,600
   Stock based compensation                             149,326         149,326
Deficit                                              (8,503,255)     (7,707,820)
                                                     ----------      ----------

Total Stockholders' Equity (Deficiency)                (632,297)        (77,824)
                                                     ----------      ----------

Total Liabilities and Stockholders' Equity            1,784,349       1,313,092
                                                     ==========      ==========

               See Accompanying Notes to the Financial Statements

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
(Unaudited)

                                                              Three months ended                        Six months ended
                                                     June 30, 2001          June 30, 2000     June 30, 2001          June 30, 2000
                                                     ------------------------------------     ------------------------------------
                                                      (unaudited)            (unaudited)       (unaudited)            (unaudited)
                                                           $                      $                 $                      $
Project Revenue                                         254,171                 10,617           661,890                 65,383
Project Costs                                           162,225                  9,216           402,940                 58,521
                                                     ----------             ----------        ----------             ----------

Gross Profit                                             91,946                  1,401           258,950                  6,862

Manufacturing Costs Not Applied                          42,302                 40,329            53,313                 54,311
                                                     ----------             ----------        ----------             ----------

                                                         49,644                (38,928)          205,637                (47,449)
                                                     ----------             ----------        ----------             ----------

Expenses
   Selling                                               60,011                 44,375           126,618                 89,826
   General and administrative                           209,443                 65,087           415,473                174,040
   Research and development                              80,378                  9,934           162,830                 29,977
   Amortization of goodwill                             121,270                121,270           242,540                242,540
   Interest, net of interest income and
     interest recovered                                  24,811                  3,497            40,859               (134,555)
   Foreign exchange (gain) loss                             973                (14,928)           12,752                (33,733)
                                                     ----------             ----------        ----------             ----------

Total Expenses                                          496,886                229,235         1,001,072                368,095
                                                     ----------             ----------        ----------             ----------

Net Loss for the Period                                 447,242                268,163           795,435                415,544
                                                     ----------             ----------        ----------             ----------

                                                           $                      $                 $                      $

Net Loss Per Share                                   $    (0.02)            $    (0.01)       $    (0.03)            $    (0.02)
                                                     ==========             ==========        ==========             ==========

                                                           #                      #                 #                      #

Weighted average shares outstanding                  23,461,000             22,010,000        22,944,000             19,566,000
                                                     ==========             ==========        ==========             ==========

               See Accompanying Notes to the Financial Statements

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)
                                                      Six Months     Six Months
                                                        ended         ended
                                                    June 30, 2001  June 30, 2000
                                                     (unaudited)    (unaudited)
                                                          $              $

Cash Flows to Operating Activities
   Net Loss                                            (795,435)       (415,544)

Adjustments to reconcile net loss to cash
   Amortization of goodwill                             242,540         242,540
   Depreciation                                          31,722          27,179
   Foreign exchange (gain) loss                          12,752         (33,733)
   Common stock issued for expenses                      94,600         212,126
   Recovery of interest on long-term debt                     0        (119,670)
   Accrual of interest                                   40,501          16,308

Change in non-cash working capital items
   (Increase) in accounts receivable                   (603,441)        (22,830)
   (Increase) in inventory and contract
      work in progress                                  (24,123)        (40,971)
   (Increase) in prepaid expenses and deposits          (52,692)        (20,205)
   Decrease (increase) in accounts payable,
      accrued liabilities, wages and vacation
      pay payable and customers' deposits               514,244         (43,782)
                                                     ----------      ----------

Net Cash Used in Operating Activities                  (539,332)       (198,582)
                                                     ----------      ----------

Cash Flows (to) from Investing Activities
   (Reduction) of short-term investment - restricted      1,029           1,589
   Additions to patents and trademarks                  (15,089)       (148,661)
   Acquisition of capital assets                        (75,472)         (7,323)
                                                     ----------      ----------

Net Cash Used in Investing Activities                   (89,533)       (154,395)
                                                     ----------      ----------

Cash Flows from (to) Financing Activities
   (Decrease) in bank demand loan                             0         (23,129)
   Common stock issued                                  524,962         628,231
   Increase (decrease) in loans payable                 414,076        (224,415)
   Increase (decrease) in amounts owing to
     related parties                                     57,194         (29,217)
   (Decrease) in borrowings from minority
     shareholders                                             0         (31,477)
   (Decrease) in shares subscriptions received         (378,600)           -
                                                     ----------      ----------

Net Cash Provided by Financing Activities               617,634         319,993
                                                     ----------      ----------
Increase in Cash                                        (11,231)        (32,984)
Cash - Beginning of Period                               30,219          47,527
                                                     ----------      ----------
Cash - End of Period                                     18,988          14,543
                                                     ==========      ==========

Non-Cash Financing Activities
   4,223,832 common shares were issued
   to settle debts at $0.58 per share                         0       2,449,383
                                                     ==========      ==========

Cash paid for interest                                    6,492           3,680
Cash paid for income taxes                                    0            -

               See Accompanying Notes to the Financial Statements

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

     Revenue recognition

     Product sales are recognized at the time goods are shipped. System and project revenue are recognized utilizing the percentage of completion method that recognizes project revenue and profit during construction based on expected total profit and estimated progress towards completion during the reporting period. All related costs are recognized in the period in which they occur.

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


4.   Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost less accumulated depreciation.

                                                                                     June 30,        Dec. 31,
                                                                                       2001            2000
                                                                    Accumulated      Net Book        Net Book
                                                      Cost         Depreciation        Value           Value
                                                                                    (unaudited)      (audited)
                                                       $                 $               $               $
     Computer equipment                              53,938           37,872          16,066         13,907
     Computer software                                9,060            5,457           3,603          3,380
     Display equipment                               33,016           32,386             630          1,809
     Office furniture and equipment                  32,475           30,980           1,495          4,498
     Plant jigs, dies, moulds, tools and equipment  115,161           93,453          21,708         30,803
     Leasehold improvements                          98,465           10,101          88,364         31,811
                                                    -------          -------         -------         ------

                                                    342,115          210,249         131,866         86,208
                                                    =======          =======         =======         ======

4.   Property, Plant, and Equipment

     Depreciation per class of asset:                      Six months ended
                                                         June 30,     June 30,
                                                          2001         2000
                                                       (unaudited)  (unaudited)
                                                            $             $

     Computer equipment                                     4,374         3,977
     Computer software                                        652           809
     Display equipment                                      1,179         3,128
     Office furniture and equipment                         3,109         2,901
     Plant jigs, dies, moulds, tools and equipment         10,399         8,929
     Leasehold improvements                                10,101         2,525
                                                           ------        ------

                                                           29,814        22,269
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


6.   Loans Payable
     a) At December 31, 2000, the Company had loans payable to "Elco Bank Clients" located in Nassau, Bahamas, of $497,038. During the period, additional loans of $28,150 were received and interest of $11,724 was accrued, bringing the loans payable balance to $536,912. The loans payable to "Elco Bank Clients" are unsecured, interest bearing at 10% per annum and due on demand.

     b) Loans payable to a shareholder of $124,074 are unsecured and interest bearing at 8% per annum.

     c) Loans payable of $208,219 are unsecured and interest bearing at 12% per annum and due on May 21, 2001.

     d) Loans payable of $130,301 are unsecured, interest bearing at 10% per annum and due on June 21, 2001.

     e) Loans payable of $22,524 are unsecured, interest bearing at 12% per annum and due on demand.

7.   Amounts Owing to Related Parties
     (i) These amounts, totaling $107,208, are owing to two directors, due on demand, unsecured and non-interest bearing.
     (ii) During the quarter ended December 31, 2000, two directors agreed to defer payment of their loans amounting to $342,244 until January, 2002.

8.   Common Stock

                                                                                          Additional
                                                                            Common         Paid-in
                                                            Shares           Stock         Capital
                                                               #               $              $
     Balance, December 31, 2000 (audited)                 22,214,023         22,214      7,067,856

     Issuance of stock for expenses pursuant to
       the exercise of stock options                         100,000            100         39,900
     Issuance of stock for cash pursuant to stock
       options, exercised at $0.35 per share                 100,000            112         39,088
     Share issue costs                                                                        (134)
     ----------------------------------------------------------------------------------------------

     Balance, March 31, 2001 (unaudited)                  22,426,023         22,426      7,146,710
     ----------------------------------------------------------------------------------------------

     Issuance of stock for expenses at $0.26                 210,000            210         54,390
     Issuance of stock for cash pursuant to
       private placements                                    950,000            950        474,050
     Issuance of stock for expenses pursuant
       to exercise of employee stock options                  35,575             36          8,340
     Share issue costs                                                                      (2,520)
     ----------------------------------------------------------------------------------------------

     Balance, June 30, 2001 (unaudited)                   23,621,598        23,622       7,686,010
     ----------------------------------------------------------------------------------------------

     (a)   Warrants outstanding as at June 30, 2001:

                              Exercise
      Class         #          Price                Expiry Date(s)

       "A"       3,281,299    $.24-$1.00    August 3, 2001 - December 20, 2003
       "B"       2,705,174    $.07-$.20     January 9, 2003 - December 3, 2003
       "C"       8,000,000      $0.24       October 3, 2010
       "D"       1,455,049      $0.40       June 2, 2002
       "E"       6,130,553    $.20-$.90     December 31, 2001 - December 3, 2003


          450,420 Class A warrants issued in prior years were reduced to an exercise price of $.24 per share and the expiration period was extended to August 3, 2001.

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

          712,500 Class A warrants were issued during the second quarter 2001 at an exercise price of $1.00 per share pursuant to various private placements.

          645,000 of these warrants have an expiry date of February 7, 2003 and the remaining 67,500 have an expiry date of January 25, 2003.

          390,000 Class A warrants were issued to a consultant at an exercise price of $0.30 per share expiring May, 2003 for website development, media services and other related services. The value of these warrants were $60,000 at the date of issue which will be amortized to compensation expense over the two-year life of the warrants.

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

          1,000,000 Class C warrants issued, exercisable at the lower of $0.97 per share or the fair market value of the Company's common stock at April 25, 2001 expiring October 3, 2010 and restricted from exercise for two years from October 3, 2000.

          1,000,000 Class C warrants were issued at an exercise price of $1.00 per share, with expiry date of October 3, 2010 and restricted from exercise for two years from October 3, 2000.

          1,000,000 Class C warrants were issued at an exercise price of $2.00 per share, with expiry date of October 3, 2010 and restricted from exercise for two years from October 3, 2000.

          During the second quarter, the warrant exercise price on the above 3,000,000 warrants issued to US Filter/ Wallace and Tiernan Products Group was reduced to $0.24 per share and the restriction from exercise period was changed from October 3, 2003 to October 31, 2001.

          In June 2001, we entered into an agreement with US Filter's Wallace and Tiernan Products Group whereby USFilter will provide funding to support the production of the various projects. Complete details of the funding agreement were filed with the Securities and Exchange Commission on Form 8-K on June 1, 2001.

          As a term of the funding agreement, we will issue up to more or less 5,000,000 Class "A" warrants if the full funding amount of $785,000 is used by Service Systems. Should the amount of funding provided be more or less than $785,000, the number of warrants will be increased or decreased on a proportional basis. The exercise price for these warrants is $0.24 per share. All 8,000,000 warrants issued to US Filter may be exercised at any time after October 31, 2001 up to the expiry date of October 3, 2010.

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

          On December 5, 2000, three employees were granted stock options to acquire 115,075 shares at $0.35 per share, expiring December 5, 2002. During the first quarter of 2001, 112,000 options were exercised and the remaining 3,075 stock options were exercised in the second quarter.

          On December 6, 2000, one consultant was granted stock options to acquire 100,000 shares at $0.40 per share, expiring December 6, 2002. These options were exercised during the first quarter of 2001.

          On December 27, 2000, an employee was granted stock options to acquire 5,000 shares at $0.25 per share that were exercised in the second quarter. On June 11, 2001, one consultant was granted stock options to acquire 27,500 shares at $0.22 per share that were exercised in the second quarter.

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

          The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model with the following assumptions used for grants on August 21, 1997: risk free interest rate was 5.57%, expected volatility of 120%, an expected option life of three years and no expected dividends; and for grants on April 15, 1998: risk free interest rate was 5.56%, expected volatility of 120%, an expected option life of three years and no expected dividends. For subsequent grants: risk free interest rate was 5.0%, expected volatility of 100%, no option life as all exercised and no expected dividends.

          If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share for the period would have been as follows.

                                               June 30, 2001     June 30, 2000
                                                (unaudited)       (unaudited)

          Net loss
               As reported                        (795,435)         (415,544)
               Pro forma                          (846,535)         (415,544)

          Basic net loss per share
               As reported                            (.03)             (.02)
               Pro forma                              (.04)             (.02)

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

                                                Six months ended                            Six months ended
                                                 June 30, 2001                                June 30, 2000
                                                 -------------                                -------------
                                                  (unaudited)                                   (unaudited)
                                                     United                                        United
                                   Canada            States           Total      Canada             States           Total
                                      $                 $               $           $                 $                $
Revenue                             661,890            -             661,890       65,383             -              65,383
Expense                           1,149,805         307,520        1,457,325      344,950          135,977          480,927
Income (loss)                      (487,915)       (307,520)        (795,435)    (279,567)        (135,977)        (415,544)
-----------------------------------------------------------------------------------------------------------------------------

                                              As of June 30, 2001                         As of June 30, 2000
                                              -------------------                         -------------------
                                                  (unaudited)                                  (unaudited)
                                      $                 $               $           $                 $                $
Identifiable assets               1,596,122          58,084        1,654,206      856,009           18,084          874,093
Goodwill and patents                 63,708         202,121          265,829      401,465          687,202        1,088,667
-----------------------------------------------------------------------------------------------------------------------------
Total assets                      1,659,830         260,205        1,920,035    1,257,474          705,286        1,962,760
=============================================================================================================================

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

11.  Subsequent Events

     Subsequent to June 30, 2001, 410,000 common shares were issued for services, at prices between $0.135 and $0.16, 178,900 for cash at prices between $0.135 and $0.22 and 321,675 for Class "A" shares exercised at a price of $0.24.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL
          CONDITION.

The following discussion and analysis should be read in conjunction with our Financial Statements and the Notes attached. Information discussed in this report may include forward-looking statements regarding events or our financial performance and are subject to a number of risks and other factors, which could cause the actual results to differ materially from those, contained in the forward-looking statements. Among those factors are, 1) general business and economic conditions, 2) customer acceptance and demand for our products, 3) our overall ability to design, test and introduce new products on a timely basis, 4) the nature of the markets addressed by our products, and, 5) other risk factors listed from time to time in documents filed by our company with the SEC.

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

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the fiscal year ended August 31, 2000, the client ordered changes to its UV system amounting to C$31,200 and C$45,952 , all of which was prepaid. C$31,200 of the work was completed in fiscal 2000. The work to be completed includes replacement lamp controllers, which are in construction for the Single Lamp Reactors but will require addition features for remote location mounting to replace the controllers at this location. This work was expected to be completed in August 2001, but will be delayed due to delayed delivery of materials form suppliers, until the fourth quarter of fiscal 2001.

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

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000 (approximately $466,000). The project is currently in design and manufacture and has again been rescheduled for delivery due to delays in delivery of components. Delivery is now scheduled to be complete in September 2001. The UV system to be delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and will be used for disinfection of CSO before discharge into Lake Ontario.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order valued at over C$1,100,000 (approximately $748,000.) in March 1999. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The schedule delivery has been revised due to delayed delivery of materials from suppliers, the wastewater plant is to be operational by the end of October 2001.

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

In July 2001 an order was received from USFilter/WT, the first order received as a result of the Strategic Alliance signed in January 2001(detailed below). An order for delivery of a system to Chile, valued at about $32,500, is to be delivered in October 2001.

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

In October 1999 Service Systems signed an agreement with a leading Australian UV equipment manufacturer to market its product in North America. The products provided through this agreement will permit Service Systems to sell into market areas not currently serviced. These products will service small to intermediate scale projects for municipal and industrial clients in the area of potable water, food processing and recreational services. In addition, the products are used by clients requiring treatment solutions beyond disinfection, such as oxidation of chemical and organic by-products occurring in nature as well as those occurring as a result of production processes. The implementation of these products into Service Systems' product line has been delayed, pending setup of a division to lead this business segment and the funding necessary for its implementation. As a result of the rapidly expanding need for the use of UV in the disinfection of potable water, this implementation has been placed high on Service Systems' priority list as a business segment to develop and exploit in the final quarter of fiscal 2001, subject to sufficient funding being available.

During the fiscal year ended August 31, 2000, Service Systems began development to reconfigure its UV system. In the quarter ended March 31, 2001, Service Systems produced the prototype of a new UV product line, the Ultra-Flow SLR. This product, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, will incorporate Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp, and the patented flow balanced weir. It encompasses layout flexibility, infinite automatic flow control and monitoring, and future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password-protected, Internet-based, web-monitored, microprocessor control which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection. As part of this SLR development, Service Systems proceeded on the development of a Power Controller with increased power and lamp striking voltage. The work on this component of the SLR has been slower than anticipated, the result of which is the rescheduling of jobs in progress. Prototype testing has been completed, and products have been ordered and will be available starting July 2001 to complete all projects by the end of fiscal 2001.

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

In June 2001 we entered into an agreement with US Filter's Wallace and Tiernan Products Group to provide funding ("Funding Agreement") to support the production of the various projects noted above. As part of this Funding Agreement, USFilter purchased and paid for a new generation Production Demonstration Unit ("PDU"). This PDU, valued at $85,000, includes the new
Single Lamp Reactor design and is self contained, and trailer mounted for easy delivery and setup for testing of the wastewater from selected wastewater plants interested in applying UV disinfection. The PDU will be delivered in September 2001. Complete details of the Funding Agreement were filed with the Securities and Exchange Commission on Form 8-K on June 18, 2001.

Stock Purchase Warrants. Concurrently with the execution of the original
-----------------------
Strategic Alliance Agreement, Service Systems granted three Stock Purchase Warrants to U.S. Filter for an aggregate of 3,000,000 shares of Service Systems common stock.

* 1,000,000 shares at an exercise price equal to the lower of $0.97 per share or the "Fair Market Value" of the common stock as of April 25, 2001;
*   1,000,000 shares at an exercise price of $1.00 per share; and
*   1,000,000 shares at an exercise price of $2.00 per share.

As a term of the Funding Agreement, the exercise prices on the 3,000,000 warrants was reduced to $0.24 per share. In addition, up to 5,000,000 Class A warrants (the Additional Warrants") may be issued if the full funding amount of $785,000 ("Target Level") is used by Service Systems. Should the funding provided be less or more than the Target Level, the number of Additional Warrants will be increased or decreased proportionately. The exercise price for the Additional Warrants is also $0.24 per share. All warrants issued to US Filter may be exercised any time after October 31, 2001.The Warrants may be exercised until October 10, 2010.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001.

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

The following comparisons for the fiscal 2000 periods are approximate as a result of Service Systems change in its fiscal year end from August 31 to December 31. The resultant comparisons for the prior fiscal year have been developed from the reported quarters.

       Revenues. During the second quarter of fiscal 2001, we reported revenues of $661,890 compared to revenues of $65,383 being reported in the first quarter of fiscal 2000, an increase of $596,507 or 912%. The increase was as a result of project components shipped and invoiced and projected percentage completion of projects in progress in the factory.

       Direct Project Costs. Project costs recorded during the second quarter of fiscal 2001 amounted to $402,940 compared to $58,521 during the second quarter of fiscal 2000, an increase of 589%. The increase of costs incurred resulted from the increase in sales shipments and projected cost of sales on projects in process.

       Gross Profit. Gross profits rose to $258,950 during the second quarter of fiscal 2001, compared to $6,862 recorded during the second quarter of fiscal 2000. The increase was due to the increase in sales recorded, with higher margins being achieved on these sales.

       Manufacturing Costs Not Applied. Manufacturing costs not applied are annual plant overhead costs that are not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. As our level of activity increases, we expect that these costs will be fully recovered. For the second quarter of fiscal 2001, we reported $$53,313 of these costs, a decrease of $998 or 2%, from $54,311 in the comparable period of the prior year. This decrease occurred as a result of increased activities, which allowed more of the overhead costs to be applied directly to production cost. The reported amounts represent manufacturing costs such as facilities, plant personnel, power, etc. which continue irrespective of manufacturing activity.

       Selling Expenses. For the second quarter of fiscal 2001, we reported selling expenses of $126,618, an increase of $36,792, or 41%, from $89,826 reported in the comparable period of the prior year. This increase primarily was a result of, Production Demonstration Unit testing costs, increased travel and training cost due to the Strategic Alliance signed with the USFilter/Wallace & Tiernan, Inc .

       General and Administrative Expense. For the second quarter of fiscal 2001, we reported general and administrative expense of $415,473, a increase of $241,433, or 139% from $174,040 reported in the comparable period of the prior year. This increase resulted primarily due to increased salaries and salary related costs, consulting fees, audit fees, legal fees associated with the USFilter Strategic Alliance, finders fees paid to fund raisers, investor relations costs, higher amortization costs related to new plant and facilities and transition costs of two locations during transfer to our new facilities.

       Research and Development Expense. For the second quarter of fiscal 2001, we reported research and development expense of $162,830 , an increase of $132,853 , or 443% , from $29,977 in the comparable period of the prior year. The increase in R & D activities included design , engineering and prototyping expenses on the single lamp reactor product. These costs and all other R & D activities were fully expensed during this second quarter of fiscal 2001.

       Amortization of Goodwill. For the second quarter of fiscal 2001, we reported amortization of goodwill of $242,540 , the same figure for the comparable period of the prior year. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in fiscal 2001.

       Interest, Net of Interest Income. For the second quarter of fiscal 2001, we reported interest, net of interest income, of $40,859, compared to $(134,555) in the prior year period. This increase was due to interest costs on increased short term loans required to fund manufacturing, compared to the favorable results due to forgiveness of interest on long term debt negotiated with minority shareholders, recorded in a prior fiscal period.

       Foreign Exchange Translation Loss. For the second quarter of fiscal 2001, we reported a foreign exchange translation loss of $12,752 an increase of $46,485, or (365%) over $(33,733) in the comparable period of prior year. The increase in loss in the fiscal 2001 resulted from an increase in the value of the Canadian dollar as compared to previous fiscal periods.

       Net Loss for the Period. For the second quarter of fiscal 2001, we reported a net loss for the period of $795,435, an increase of $379,891, or 91% over $415,544 in the comparable period of the prior year. The increase in net loss was due primarily to the increased selling, general and administrative expenses, and write-off of engineering and prototyping expenses, compared to gains in foreign exchange accounts and interest expense forgiveness negotiated with minority shareholders during the fiscal 2000 period.

       Net Loss per Share. For the second quarter of fiscal 2001, we reported a net loss per share for the period of $0.03, an increase of $0.01, or 33%, from $0.02 in the comparable period of prior year. The net loss per share increased as a result of the increased net loss. The net loss increase was partly offset by the loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2000.


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

We financed our operations during this fiscal period from progress payments received from work in progress, and in part, from proceeds of sales of restricted common stock, short term loans, loans from related parties and minority shareholders of Service Systems and from the proceeds of a Funding Agreement entered into on June 1, 2001 with USFilter/Wallace & Tiernan Inc. During this fiscal period USFilter/Wallace & Tiernan Inc. has provided about C$73,000 ($47,500) in project funding and prepayment of a Production Demonstration Unit valued at $85,000.

We expect that during fiscal 2001, project sales should increase, as a result of the signed Strategic Alliance with US Filter. We expect to fund these projects primarily through the progress payments to be provided in the US Filter agreements. Also, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the expansion of our market in territories not covered within the Strategic Alliance, in potable water industry activities, and the manufacturing of products sold and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

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

Item 2. Changes in Securities

     Sales of securities during the quarter ended June 30, 2001 were

Date          Shares     Residency/    Consideration      Exemption
                         Citizenship   Valued at
--------------------------------------------------------------------------------
6 June 2001   210,000    Canadian      Services valued
                                       at $54,390       Regulation S 6 June 2001
              950,000    Canadian      Cash $474,050    Regulation S
6 June 2001    35,575    Canadian      Exercise Price
                                       of Option for
                                       services Valued
                                       at $8,340        N/A*

Registered on Form S-8 on October 6, 1997

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

   (10)(xvi)    Amended Long Term Equity Incentive
                Plan

   (10)(xvii)   Strategic Alliance Agreement Between
                Service Systems, UV Technology, Inc.
                And US Filter dated January 25, 2001(9)

   (10)(xviii)  Letter Agreement between Service Systems,
                UV Technology, Inc. and US Filter dated
                June 1, 2001 (10)

   (11)         Statement Regarding Computation              Filed Herewith
                of Per Share Earnings                        Electronically

   (21)         Subsidiaries of the Corporation:
                UV Systems Technology, Inc.,
                incorporated in British Columbia,
                Canada


(1)   Incorporates by reference to the Corporation's Form 10SB effective on January 22, 1997.
(2) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3) Incorporated by reference to the Corporation's Form 10Q for the fiscal quarter ended February 28, 1997.
(4) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998
(6) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 1999
(7) Incorporated by reference to the Corporation's Form 10QSB for the fiscal quarter ended February 29, 2000.
(8) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 2000
(9) Incorporated by reference to the Corporation's Form 8-K filed February 27, 2001
(10)  Incorporated by reference to the Corporation's Form 8-K filed June 18,
      2001
(b) Reports on Form 8-K

        The Company filed one report on Form 8-K, filed on June 18, 2001 during the period ended June 30, 2001 which reported the Letter Agreement between the Company, UV Systems Technology, Inc. and US Filter.

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

                     SERVICE SYSTEMS INTERNATIONAL, LTD.


                     /s/ Kenneth R. Fielding
                     --------------------------------
                     Kenneth R. Fielding, President



Date: August 14 ,2001          /s/ Ken Fielding
---------------------
                               Ken Fielding, President



Date: August 14, 2001          /s/ John R. Gaetz
----------------------
                              John R Gaetz, Principal Financial Officer

EXHIBIT 11


                      Service Systems International, Ltd.
                        Computation of Per-Share Income
                              Treasury Stock Method
                             As Modified for 20% Test



                                                      Period Ended June 30, 2001
                                                      --------------------------




Weighted average number of shares outstanding                        22,943,619
                                                                     ==========


Total common and common equivalent shares                            22,943,619
                                                                     ==========


Net income (loss) for the period                                    $  (795,435)
                                                                     ===========


Loss per common and common equivalent shares                        $     (0.03)
                                                                     ===========






Earnings per share:

The earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.