Form 10QSB
period 2001-09-30
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2001-11-19
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-QSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly period Ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from                      to
                                   ---------------------  ----------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,282,077 as of November14, 2001

                                        INDEX
--------------------------------------------------------------------------------


PART I   Financial Information

Item 1.  Consolidated Financial Statements.
-------------------------------------------

Consolidated Balance Sheets as of September 30, 2001
   and 2000 (unaudited).                                                       3

Consolidated Statements of Operations for the nine months ended
   September 30, 2001 and 2000 (unaudited)                                     4

Consolidated Statements of Cash Flows for the nine months ended
   September 30, 2001 and 2000 (unaudited)                                     5

Notes to the Financial Statements                                        6 to 12

Item 2.  MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITIONS                                       13 to 21

Part II  OTHER INFORMATION                                                    21

ITEM 1.  LEGAL PROCEEDINGS                                                    21

ITEM 2   CHANGES IN SECURITIES                                                21

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                       21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

ITEM 5.  OTHER INFORMATION                                                    22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  22-24

Signatures                                                                    25

Service Systems International, Ltd.
Consolidated Balance Sheets

                                                    September 30,   December 31,
                                                         2001           2000
                                                     (unaudited)      (audited)
ASSETS                                                    $               $

Current Assets
   Cash and short-term investments                       25,915          30,219
   Short-term investments - restricted (Note 3)         246,524         260,345
   Accounts receivable                                  964,075         126,734
   Inventory and contract work in progress              477,134         292,884
   Prepaid expenses and deposits                         80,136          21,514
                                                     ----------      ----------

Total Current Assets                                  1,793,784         731,696
Property, Plant and Equipment (Note 4)                  120,647          86,208
Other Assets
   Goodwill (net of amortization of $2,344,557)          80,851         444,661
   Patents and trademarks (Note 5)                       62,976          50,527
                                                     ----------      ----------

Total Assets                                          2,058,258       1,313,092
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable (Note 11)                           967,488         178,949
   Accrued liabilities                                   62,569          79,801
   Wages and vacation pay payable                        32,723          25,292
   Customer deposits                                    175,989         147,163
   Loans payable (Note 6)                               974,292         567,453
   Amounts owing to related parties (Note 7 (i))        151,417          50,014
                                                     ----------      ----------

Total Current Liabilities                             2,364,478       1,048,672

Long-Term Debt
   Amounts owing to related parties (Note 7 (ii))       342,244         342,244
                                                     ----------      ----------

Total Liabilities                                     2,706,722       1,390,916
                                                     ----------      ----------

Stockholders' Deficiency

Common stock, (Note 8) $.001 par value,
   50,000,000 shares authorized,
   24,736,958 and 22,214,023 issued and
     outstanding respectively                            24,737          22,214
   Additional paid-in capital                         7,883,109       7,067,856
   Common shares paid for but unissued                    2,600         390,600
   Common shares allotted for license but unissued       60,000            -
   Stock based compensation                             377,864         149,326
                                                     ----------      ----------

                                                      8,348,310       7,629,996

Deficit                                              (8,996,774)     (7,707,820)
                                                     ----------      ----------

Total Stockholders' Deficiency                         (648,464)        (77,824)
                                                     ----------      ----------

Total Liabilities and Stockholders' Equity            2,058,258       1,313,092
                                                     ==========      ==========
Contingency (Note 1)

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit
(Unaudited)

                                                 Three months ended                      Nine months ended
                                          Sept. 30, 2001    Sept. 30, 2000        Sept. 30, 2001    Sept. 30, 2000
                                          --------------------------------        --------------------------------
                                             (unaudited)      (unaudited)           (unaudited)       (unaudited)
                                                   $                $                     $                 $
Project Revenue                              407,706            (1,591)            1,069,596            63,792
Project Costs                                214,246              (356)              617,186            58,165
                                          ----------        ----------            ----------        ----------

Gross Profit (Loss) from Projects            193,460            (1,235)              452,410             5,627
                                          ----------        ----------            ----------        ----------

License Revenue                              242,846              -                  242,846              -
License Costs                                 66,103              -                   66,103              -
                                          ----------        ----------            ----------        ----------

Gross Profit from License Revenue            176,743              -                  176,743              -
                                          ----------        ----------            ----------        ----------

                                             370,203            (1,235)              629,153             5,627

Manufacturing Costs Not Applied               24,055            81,962                77,368           136,273
                                          ----------        ----------            ----------        ----------

Total Gross Profit (Loss)                    346,148           (83,197)              551,785          (130,646)
                                          ----------        ----------            ----------        ----------

Expenses
   Selling                                   139,134            68,508               265,752           158,334
   General and administrative                424,708           328,410               840,181           502,450
   Research and development                  132,569           546,954               295,399           576,931
   Amortization of goodwill                  121,270           121,270               363,810           363,810
   Interest, net of interest income and
     interest recovered                       25,724             7,599                66,583          (126,956)
   Foreign exchange (gain) loss               (3,738)           12,574                 9,014           (21,159)
                                          ----------        ----------            ----------        ----------

   Total Expenses                            839,667         1,085,315             1,840,739         1,453,410
                                          ----------        ----------            ----------        ----------

Net Loss for the Period                      493,519         1,168,512             1,288,954         1,584,056
                                          ==========        ==========            ==========        ==========

Net Loss Per Share                             (0.01)            (0.05)                (0.05)            (0.08)
                                          ==========        ==========            ==========        ==========

                                               #                 #                     #                 #

Weighted average shares outstanding       24,669,000        22,345,000            23,519,000        20,492,000
                                          ==========        ==========            ==========        ==========

Service Systems International, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)
                                            Nine Months          Nine Months
                                               ended                ended
                                         September 30, 2001   September 30, 2000
                                            (unaudited)          (unaudited)
                                                 $                    $
Cash Flows to Operating Activities
   Net Loss                                    (1,288,954)           (1,584,056)
Adjustments to reconcile net loss to cash
   Amortization of goodwill                       363,810               363,810
   Depreciation                                    44,636                41,377
   Foreign exchange (gain) loss                    (3,738)               21,159
   Common stock issued for expenses               232,194               228,589
   Recovery of interest on long-term debt            -                 (119,670)
   Accrual of interest                             64,160                23,775
   Stock based compensation                       228,538                  -
Change in non-cash working capital items
   (Increase) Decrease in accounts receivable    (837,341)               52,707
   (Increase) Decrease in inventory and
      contract work in progress                  (184,250)               46,527
   (Increase) in prepaid expenses and deposits    (58,622)              (12,685)
   Increase (Decrease) in accounts payable,
     accrued liabilities, wages and vacation
     pay payable and customers' deposits          824,290                22,884
                                               ----------            ----------
Net Cash Used in Operating Activities            (615,277)             (915,583)
                                               ----------            ----------
Cash Flows (to) from Investing Activities
   Reduction to short-term investment -
      restricted                                      832                 2,586
   (Addition) Reduction to patents and
      trademarks                                  (15,416)              209,797
   Acquisition of capital assets                  (76,108)              (17,981)
                                               ----------            ----------
Net Cash Used in Investing Activities             (90,692)              194,402
                                               ----------            ----------
Cash Flows from (to) Financing Activities
   (Decrease) in bank demand loan                    -                  (23,129)
   Common stock issued                            645,583               945,329
   Increase (decrease) in loans payable           342,679              (215,684)
   Increase in amounts owing to related parties   101,403                57,279
   (Decrease) in borrowings from minority
      shareholders                                   -                  (72,469)
   (Decrease) in shares subscriptions received   (388,000)                 -
                                               ----------            ----------
Net Cash Provided by Financing Activities         701,665               691,326
                                               ----------            ----------
Increase in Cash                                   (4,304)              (29,855)

Cash - Beginning of Period                         30,219                47,527
                                               ----------            ----------

Cash - End of Period                               25,915                17,672
                                               ==========            ==========

Non-Cash Financing Activities
   400,000 common shares were issued for
      licensing costs                              60,000                  -
   4,223,832 common shares were issued
      to settle debts at $0.58 per share             -                2,449,383
                                               ----------            ----------
                                                   60,000             2,449,383
                                               ==========            ==========

Cash paid for interest                             10,985                 7,594
Cash paid for income taxes                           -                     -

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

     Royalty revenue from licensing agreements will be recognized when the UV System is sold by the licensee. The initial licensing fee will be recognized when there is persuasive evidence that an arrangement exists and collection of the licensing fee is virtually certain. All related licensing costs will be expensed in the period they occur.

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


4.   Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost less accumulated depreciation.

                                                                                      Sept. 30,       Dec. 31,
                                                                                        2001            2000
                                                                      Accumulated      Net Book        Net Book
                                                        Cost          Depreciation       Value           Value
                                                                                       (unaudited)     (audited)
                                                          $                $                $              $
     Computer equipment                                 54,313           39,891           14,422          13,907
     Computer software                                   9,060            5,834            3,226           3,380
     Display equipment                                  33,016           33,016                0           1,809
     Office furniture and equipment                     32,475           32,286              189           4,498
     Plant jigs, dies, moulds, tools and equipment     115,161           96,128           19,033          30,803
     Leasehold improvements                             98,726           14,949           83,777          31,811
                                                       -------          -------          -------          ------

                                                       342,751          222,104          120,647          86,208
                                                       =======          =======          =======          ======

     Depreciation per class of asset:
                                                        Nine months ended
                                                   September 30,   September 30,
                                                       2001            2000
                                                    (unaudited)     (unaudited)
                                                         $               $

     Computer equipment                                 6,500           7,848
     Computer software                                  1,029           1,171
     Display equipment                                  1,809           5,635
     Office furniture and equipment                     4,307           5,563
     Plant jigs, dies, moulds, tools and equipment     13,074          18,874
     Leasehold improvements                            14,950           4,752
                                                      -------         -------

                                                       41,669          43,843
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


6.   Loans Payable

     a) At December 31, 2000, the Company had loans payable to "Elco Bank Clients" located in Nassau, Bahamas, of $497,038. During the period, loans decreased by $35,600 and interest of $33,928 was accrued, bringing the loans payable balance to $498,710. The loans payable to "Elco Bank Clients" are unsecured, interest bearing at 10% per annum and due on demand.

     b) Loans payable to a shareholder of $126,743 are unsecured and interest bearing at 8% per annum.

     c) Loans payable of $214,269 are unsecured and interest bearing at 12% per annum and due on May 21, 2001.

     d) Loans payable of $134,082 are unsecured, interest bearing at 12% per annum and due on June 21, 2001.

     e) Loans payable of $488 are unsecured, interest bearing at 17.75% per annum and matures on November 7, 2001.


7.   Amounts Owing to Related Parties

     (i) These amounts, totaling $151,417, are owing to two directors, due on demand, unsecured and non-interest bearing.
     (ii) During this quarter, two directors agreed to defer payment of their loans amounting to $342,244 until October 31, 2002.

8.   Common Stock

                                                                     Additional
                                                         Common       Paid-in
                                              Shares      Stock       Capital
                                                 #          $            $

     Balance, December 31, 2000 (audited)    22,214,023     22,214    7,067,856

      Issuance of stock for expenses
       pursuant to the exercise of
       stock options                            100,000        100       39,900
      Issuance of stock for cash pursuant
       to stock options, exercised at
       $0.35 per share                          100,000        112       39,088
      Share issue costs                                                    (134)
     ---------------------------------------------------------------------------

     Balance, March 31, 2001 (unaudited)     22,426,023     22,426    7,146,710
     ---------------------------------------------------------------------------

      Issuance of stock for expenses
       at $0.26                                 210,000        210       54,390
      Issuance of stock for cash
       pursuant to private placements           950,000        950      474,050
      Issuance of stock for expenses
       pursuant to exercise of
       employee stock options                    35,575         36        8,340
      Share issue costs                                                  (2,520)
     ---------------------------------------------------------------------------

     Balance, June 30, 2001 (unaudited)      23,621,598     23,622    7,686,010
     ---------------------------------------------------------------------------

      Issuance of stock for expenses at
       prices between $0.16 to $0.17
       per share                                139,375        139       23,454
      Issuance of stock for cash
       pursuant to the exercise of
       stock options                            342,095        342       77,744
      Issuance of stock for expenses
       pursuant to exercise of
       employee stock options                   400,000        400       53,600
      Issuance of stock for cash
       pursuant to stock options,
       exercised at prices from
       $0.135 to $0.22 per share                233,890        234       42,301
     ---------------------------------------------------------------------------

     Balance, September 30, 2001
      (unaudited)                            24,736,958     24,737    7,883,109
     ---------------------------------------------------------------------------

     (a)   Warrants outstanding as at September 30, 2001:

                        Exercise
     Class     #          Price               Expiry Date(s)

     "A"   2,908,784   $.24-$1.00        August 3, 2002 - December 20, 2003
     "B"   2,705,174   $.07-$.20         January 9, 2003 - December 3, 2003
     "C"   8,105,000   $0.24             October 3, 2010
     "D"   1,455,049   $0.40             June 2, 2002
     "E"   6,130,553   $.20-$.90         December 31, 2001 - December 3, 2003

          28,325 Class A warrants issued in prior years that was reduced with an exercise price of $.24 per share, was extended to August 3, 2002.

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

          1,000,000 Class C warrants issued, exercisable at the lower of $0.97 per share or the fair market value of the Company's common stock at April 25, 2001 expiring October 31, 2011 and restricted from exercise for two years from October 3, 2000.

          1,000,000 Class C warrants were issued at an exercise price of $1.00 per share, with expiry date of October 31, 2011 and restricted from exercise for two years from October 3, 2000.

          1,000,000 Class C warrants were issued at an exercise price of $2.00 per share, with expiry date of October 31, 2011 and restricted from exercise for two years from October 3, 2000.

          In June 2001, we entered into a funding agreement with US Filter/ Wallace and Tiernan Products Group. As a term of the funding agreement, the warrant exercise price on the above 3,000,000 warrants was reduced to $0.24 per share and the restriction from exercise period was changed from October 3, 2003 to October 31, 2001. The expiry date of these warrants was changed to October 3, 2010. In addition, 5,105,000 Class C warrants were issued with exercise price of $0.24 per share and an expiry date of October 3, 2010.

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

                                        September 30, 2001   September 30, 2000
                                           (unaudited)            (unaudited)
                Net loss
                        As reported        (1,288,954)            (1,584,056)
                        Pro forma          (1,288,954)              (415,544)

                Basic net loss per share
                        As reported              (.05)                  (.08)
                        Pro forma                (.05)                  (.02)

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

                                            Nine months ended                      Nine months ended
                                           September 30, 2001                     September 30, 2000
                                           ------------------                     ------------------
                                              (unaudited)                             (unaudited)
                                                United                                  United
                                  Canada        States       Total        Canada        States       Total
                                     $             $           $             $             $           $
     Revenue                    1,312,442        -        1,312,442      63,792         -            63,792
     Expense                    1,741,836     859,560     2,601,396     941,665      706,183      1,647,848
     Income (loss)               (429,394)   (859,560)   (1,288,954)   (877,873)    (706,183)    (1,584,056)
     -------------------------------------------------------------------------------------------------------

                                          As of September 30, 2001        As of September 30, 2000
                                          ------------------------        ------------------------
                                                  (unaudited)                     (unaudited)
                                     $             $           $             $             $           $
     Identifiable assets        1,873,187     41,244      1,914,431     670,066      20,651        690,717
     Goodwill and patents          62,976     80,851        143,827      50,383     565,932        616,315
     -------------------------------------------------------------------------------------------------------
     Total assets               1,936,163    122,095      2,058,258     720,449     586,583      1,307,032
     =======================================================================================================

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


11.  Secured Liability

     Pursuant to a funding agreement mentioned in Note 8, $614,348 of accounts payable are secured by $614,348 of accounts receivable.


12.  Subsequent Events

     Subsequent to September 30, 2001, 54,664 shares were issued pursuant to stock options exercised at $0.10 per share, 90,455 shares for cash pursuant to stock options exercised at $0.22 per share and 400,000 shares for licensing costs at $0.15 per share.

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

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the fiscal year ended August 31, 2000, the client ordered changes to its UV system amounting to C$31,200 and C$45,952 , all of which was prepaid. C$31,200 of the work was completed in fiscal 2000. The work to be completed includes replacement lamp controllers, which are in construction for the Single Lamp Reactors but will require addition features for remote location mounting to replace the controllers at this location. This work was expected to be completed in August 2001, but will be delayed due to delayed delivery of materials from suppliers, until the first quarter of fiscal 2002.

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

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000 (approximately $466,000). The project is currently in design and manufacture and has again been rescheduled for delivery due to delays in delivery of components. The equipment is currently nearing final completion and delivery will me made in November 2001. The UV system to be delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and will be used for disinfection of CSO before discharge into Lake Ontario.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order valued at over C$1,100,000 (approximately $748,000.) in March 1999. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The schedule delivery has been revised again, due to delayed delivery of materials from suppliers. Equipment delivered to the wastewater plant is to be put into operation during November and December 2001.

Purchase orders for two additional UV systems valued at approximately C$150,000 (approximately $96,000) were produced during the 2000-2001 period and will be delivered into the Province of Ontario. One project was delivered in May, 2000. The second system was partially shipped in January 2001, with the balance scheduled for delivery in the fourth quarter of the 2001 fiscal year. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about $258,000. These two systems are to be delivered in the fourth quarter of fiscal 2001.

In July 2001 an order was received from USFilter/W&T, the first order received as a result of the Strategic Alliance signed in January 2001(detailed below). An order for delivery of a system to Chile, valued at about $32,500 is rescheduled to be delivered in November 2001.

In January 1999 a PDU was installed at the County Sanitation Districts of Los Angeles County (the County). The purpose of the test was to determine the Ultra Guard UV system's ability to disinfect wastewater to Title 22 Guidelines; a stringent test protocol required as a precursor to use of a company's UV product in reuse of wastewater for agriculture and other purposes. Testing was completed in July 1999 and was conducted and paid for by the County. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard UV system to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. Using the same safeties as had been applied to low pressure, low intensity technology, a substantial saving in energy usage, 12.7%, was achieved by using the Ultra Guard system. On February 28, 2000 the Department of Health Services advised Service Systems that Title 22 approval had been granted.

In October 1999 Service Systems signed an agreement with a leading Australian UV equipment manufacturer to market its product in North America. In November 2001, the Managing Director advised us that Australian UV had been sold to Wedeco AG Water Technologies, a leading manufacturer of ultraviolet equipment.

During the fiscal year ended August 31, 2000, Service Systems began development to reconfigure its UV system. In the quarter ended March 31, 2001, Service Systems produced the prototype of a new UV product line, the Ultra-Flow Single amp Reactor (SLR. The SLR, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, incorporates Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp, and the patented flow balanced weir. It encompasses layout flexibility, infinite automatic flow control and monitoring, and future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password-protected, Internet-based, web-monitored, microprocessor control, which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection. As part of this SLR development, Service Systems proceeded on the development of a High Voltage Power Controller with increased power and lamp striking voltage. The work on this component of the SLR was slower than anticipated, the result of which is the rescheduling of jobs in progress. Production units have now been manufactured at Service System' factory and have been tested and accepted for installation into the SLR products. These Power Controller are being installed into all SLR ultraviolet system currently on order for delivery by the end of fiscal 2001.

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

Strategic Alliance Agreement.

The parties to the Strategic Alliance Agreement are Service Systems and UV Systems, and U.S. Filter/Wallace & Tiernan, Inc. The term of the Strategic Alliance Agreement is ten years, subject to earlier termination, including a termination for convenience by either party after three years. If not terminated, the Agreement is subject to automatic one-year renewals. During the term, U.S. Filter will act as the exclusive agent within the Territory for the marketing, sales and distribution of the Systems, including aftermarket components and spare parts, for all municipal (excluding aquatics) and industrial water and wastewater treatment applications. Service Systems will refrain from any direct or indirect attempt to market, sell or distribute Systems or components within the Territory. U.S. Filter will use its existing sales network and distribution system to market, offer and distribute the Systems, and also will provide start up assistance, ongoing service, and components, parts and spares installation support. U.S. Filter will cause certain companies related to it to refrain from any direct or indirect attempt to market, sell or distribute competitive products within the Territory. Service Systems will sell ultraviolet disinfection systems and components to U.S. Filter, and will provide related support services. The purchase price to be paid by U.S. Filter for each System or component manufactured or supplied by Service Systems will be based upon Service Systems' list price and applicable tax, less a negotiated deduction, and will be subject to further adjustment depending upon the price at which U.S. Filter sells the System or component to the end user. U.S. Filter will make progress payments as the design and manufacture of the System progresses through to delivery and final acceptance of the System by the end user. If Service Systems is unable or unwilling to meet specified manufacture and supply requirements, then U.S. Filter may manufacture and supply Systems and components. U.S. Filter will pay a royalty payment for each System or component, whether manufactured or supplied by Service System or U.S. Filter. The Strategic Alliance Agreement also gives U.S. Filter a right of first refusal with respect to any distribution or marketing agreements, which Service Systems or UV Systems may wish to make outside the Territory.

License Agreement.

Service Systems, UV Systems and U.S. Filter also entered into a License Agreement by which Service System and UV Systems granted to U.S. Filter certain exclusive rights in and to patents, trademarks, trade secrets, copyrights, software and know-how related to the sale, distribution, promotion, marketing or manufacture of Systems for installation within the Territory. U.S. Filter will pay a royalty equal to 5% of the net sales price with respect to any System manufactured or supplied by Service Systems/UV Systems and a royalty between 5% and 10% with respect to any System manufactured or supplied by U.S. Filter. In connection with the License Agreement, the parties have entered a Trust Agreement with Fort Knox Escrow Services, Inc., a Georgia corporation, which provides that software and manufacturing instructions be placed into escrow.

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

Stock Purchase Warrants.

Concurrently with the execution of the original Strategic Alliance Agreement, Service Systems granted three Stock Purchase Warrants to U.S. Filter for an aggregate of 3,000,000 shares of Service Systems common stock.

* 1,000,000 shares at an exercise price equal to the lower of $0.97 per share or the "Fair Market Value" of the common stock as of April 25, 2001;
* 1,000,000 shares at an exercise price of $1.00 per share; and 1,000,000 shares at an exercise price of $2.00 per share.

As a term of the Funding Agreement, the exercise prices on the 3,000,000 warrants was reduced to $0.24 per share. In addition, up to 5,000,000 Class C warrants (the "Additional Warrants") may be issued if the full funding amount of $785,000 ("Target Level") is used by Service Systems. Should the funding provided be less or more than the Target Level, the number of Additional Warrants will be increased or decreased proportionately. Up to the date of this report a total of 105,000 Additional warrants had been issued. The exercise price for the Additional Warrants is also $0.24 per share. All warrants issued to US Filter may be exercised any time after October 31, 2001. The Warrants may be exercised until October 10, 2010.

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

In September 2001 we licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture and sell in other territories not currently represented by Service Systems agents. VITROSYS will pay a royalty on each UV system sold within the. The royalty fee is variable, dependant on the selling price of the UV system. Under the License Agreement, Service Systems will provide full manufacturing drawings, software technology and expertise, and a specified number of hours of training at Service Systems' facilities. As a requirement of the License Agreement, VITROSYS will be required to purchase from Service Systems, a key component for each SLR system. This key component is defined as the royalty verification component. Its purchase will trigger a sale and resultant royalty payment liability. The Korean market for UV is expected to increase as a result of legislation that will require all municipal and Industrial wastewater to be disinfected.

We anticipate recent US and world events will accelerate the use of ultraviolet products for use in drinking water applications, and as well, in air treatment, both for surface and ventilation. As a result of this, our company has started research and development of products to be used in these applications. UV units for the drinking water market will target application such as point of entry (POE and point of entry (POU). POE UV systems will treat water for the home though the use of various combinations of filters and ultraviolet installed at the entry point into single-family homes or apartment complexes. Point of use systems will treat water within the home, sing a like type system installed under the sink. Air systems for ventilation will use ultraviolet lamps and filtration, installed within ventilation ducts. Surface disinfections systems will use ultraviolet systems mounted above and/or under conveyors to disinfect articles on the conveyor, such as food and drink packaging container. Other applications could include external disinfection of mail or packages mounted on a conveyor. Ultraviolet will not penetrate the envelope or the wrappings to disinfect the contents of the package but is applicable to external surface disinfection.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED September 30, 2001.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

The following comparisons for the fiscal 2000 periods are approximate as a result of Service Systems change in its fiscal year end from August 31 to December 31. The resultant comparisons for the prior fiscal year have been developed from the reported quarters.

    Revenues. During the third quarter of fiscal 2001, we reported revenues of $1,069,596 compared to revenues of $63,792 being reported in the third quarter of fiscal 2000, an increase of $1,1005,804 or 1577%. The increase was as a result of project components shipped and invoiced and projected percentage completion of projects in progress in the factory.

    Direct Project Costs. Project costs recorded during the third quarter of fiscal 2001 amounted to $617,186 compared to $58,165 during the third quarter of fiscal 2000, an increase of 961%. The increase of costs incurred resulted from the increase in sales shipments and projected cost of sales on projects in process.

    Gross Profit. Gross profits rose to $452,410 during the third quarter of fiscal 2001, compared to $5,627 recorded during the third quarter of fiscal 2000. The increase was due to the increase in sales recorded, with higher margins being achieved on these sales.

    Gross Profit from License Revenue. During the third quarter we received other income from the licensing of our technology to a Korean company resulting in a one-time gain of $242,846, less cost of $66,103, resulting in a net amount of $176,743, compared to $0 in the comparable prior fiscal period.


    Manufacturing Costs Not Applied. Manufacturing costs not applied are annual plant overhead costs that are not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. As our level of activity increases, we expect that these costs will be fully recovered. For the third quarter of fiscal 2001, we reported $77,368 of these costs, a decrease of $58,904 or (43%), from $136,273 in the comparable period of the prior year. This decrease occurred as a result of increased activities, which allowed more of the overhead costs to be applied directly to production cost. The reported amounts represent manufacturing costs such as facilities, plant personnel, power, etc. which continue irrespective of manufacturing activity.

    Selling Expenses. For the third quarter of fiscal 2001, we reported selling expenses of $265,752, an increase of $107,418, or 68%, from $158,334 reported in the comparable period of the prior year. This increase primarily was a result of accrual of stock based compensation resulting from the Strategic

Alliance signed with USFilter/WT in January 2001, commission, Production Demonstration Unit testing costs, increased travel and training cost due to the Strategic Alliance signed with the USFilter/Wallace & Tiernan, Inc.

    General and Administrative Expense. For the third quarter of fiscal 2001, we reported general and administrative expense of $840,181, a increase of $337,731, or 67% from $502,450 reported in the comparable period of the prior year. This increase resulted primarily due to increased salaries and salary related costs, consulting fees, audit fees, legal fees associated with the USFilter Strategic Alliance, stock based compensation resulting from the Funding Agreement signed with USFilter/WT in June 2001 , finders fees paid to fund raisers, investor relations costs, higher amortization costs related to new plant and facilities and transition costs of two locations during transfer to our new facilities.

    Research and Development Expense. For the third quarter of fiscal 2001, we reported research and development expense of $295,399, a decrease of $281,532, or (49%), from $576,931 in the comparable period of the prior fiscal period. The decrease in R & D activities was as a result of reduced activities on design of components for the Single lamp reactor UV system as it nears completion. Cost include items such as design, engineering and prototyping expenses for mechanical and structural components as well as printed circuit boards and computer based software for the web based operating system of the single lamp reactor product. These costs and all other R & D activities were fully expensed during the fiscal 2001.

    Amortization of Goodwill. For the third quarter of fiscal 2001, we reported amortization of goodwill of $363,810, the same figure for the comparable period of the prior fiscal period. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The balance of goodwill will be fully amortized in the fourth quarter of fiscal 2001.

    Interest, Net of Interest Income. For the third quarter of fiscal 2001, we reported interest, net of interest income, of $66,583, compared to $(126,956) in the prior year period. The increase was due to interest costs on additional short term loans required to fund manufacturing, compared to favorable results achieved through forgiveness of interest on long term debt negotiated with minority shareholders, recorded in a comparable period of the prior fiscal period.

    Foreign Exchange Translation Loss. For the third quarter of fiscal 2001, we reported a foreign exchange translation loss of $9,014 an increase of $30,173, or 143 %, over ($21,159) in the comparable period of prior year. The increase in loss in the fiscal 2001 resulted from an increase in the value of the Canadian dollar as compared to comparable prior fiscal periods.

    Net Loss for the Period. For the third quarter of fiscal 2001, we reported a net loss for the period of $1,288,954, a decrease of $295,102, or (19%) over $1,584,056 in the comparable period of prior year. The decrease in net loss was due primarily to decreased general and administrative expenses, and decreased engineering and prototyping expenses incurred, a reduction of manufacturing costs not applied and income received and record as Other Income during the third quarter of the fiscal 2001, compared to increased general and administrative expenses, increased engineering and prototyping expenses incurred, and loss in foreign exchange accounts during the comparable period of the prior fiscal period.

    Net Loss per Share. For the third quarter of fiscal 2001, we reported a net loss per share for the period of $0.05, a decrease of $0.03, or 40%, from $0.08 in the comparable period of prior year. The net loss per share decreased as a result of the decreased net loss. The net loss decrease was due partly to the loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2001 and etc.


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

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms that are acceptable or if at all.
We financed our operations during this fiscal period from progress payments received from work in progress, and in part, from proceeds of sales of restricted common stock, short term loans, loans from related parties and minority shareholders of Service Systems, sale of a license to manufacture and sell UV products in Korea and from the proceeds of a Funding Agreement entered into on June 1, 2001 with USFilter/Wallace & Tiernan Inc. During this fiscal period USFilter/Wallace & Tiernan Inc. has provided about C$73,000 ($47,500)in project funding. The funds advanced by USFilter/Wallace & Tiernan Inc. will be repaid from customer payments received on delivery and completion of the installation.

We expect that during fiscal 2002, project sales should increase, as a result of the signed Strategic Alliance with US Filter. We expect to fund these projects primarily through the progress payments to be provided in the US Filter agreements. Also, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the expansion of our market in territories not covered within the Strategic Alliance, in potable water industry activities, and the manufacturing of products sold and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.
Part II   Other Information

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

Item 2. Changes in Securities

Service Systems issued the following shares of common stock to four Canadian employees, three Canadian technical consultants and one US technical consultant under the Employee Stock Option Plan - S-8 filed on October 6, 1997.

Date              Shares                Residency/                 Consideration         Exemption
                                        Citizenship                Valued at
-----------------------------------------------------------------------------------------------------------------
6 July 2001      55,000               Canadian              Exercised Options             S-8*
                                                            for cash $12,100

16 July 2001     88,800               Canada                Exercised Options             S-8*
                                                            for Cash $12,000

23 July 2001     35,000               Canada                Exercised Options             S-8*
                                                            for Cash $6,335

23 July 2001    400,000               US                    Exercised Options             S-8*
                                                            for services $54,000

6 July 2001      55,000               Canada                Exercised Options             S-8*
                                                            for cash $12,100

------------------------------------------------------------------------------------------------------------------

Service Systems also issued the following shares of common stock to four Canadian and two US Investor as follows.

Date              Shares                Residency/                 Consideration         Exemption
                                        Citizenship                Valued at
-----------------------------------------------------------------------------------------------------------------
18 July 2001     61,675               Canada                Exercised Warrants
                                                            for cash $14,802              Regulation S

16 August 2001  187,875               Canada                Cash $21,992                  Regulation S

16 August 2001   20,000               US                    Exercised Warrants            Section 4 (2)
                                                            for cash $4,800

16 July 2001     10,000               US                    For Services
                                                            valued at $1,600              Section 4 (2)

*Registered on Form S-8 on October 6, 1997

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

           None filed

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SERVICE SYSTEMS INTERNATIONAL, LTD.


                          /s/ Kenneth R. Fielding
                          --------------------------------------------
                          Kenneth R. Fielding, President



Date: August 14 ,2001     /s/ Ken Fielding
---------------------
                          Ken Fielding, President



Date: August 14, 2001     /s/ John R. Gaetz
----------------------
                          John R Gaetz, Principal Financial Officer


EXHIBIT 11


                   Service Systems International, Ltd.
                     Computation of Per-Share Income
                           Treasury Stock Method
                         As Modified for 20% Test



                                                 Period Ended September 30, 2001
                                                 -------------------------------

Weighted average number of shares outstanding                        23,518,690
                                                                     ==========

Total common and common equivalent shares                            24,736,958
                                                                     ==========

Net income (loss) for the period                                    $(1,000,416)
                                                                     ==========

Loss per common and common equivalent shares                        $     (0.04)
                                                                     ==========


Earnings per share:

The earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.