Form 10KSB
period 2001-12-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2002-05-06
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                to
                              ----------------  ----------------

                             Commission file number 000-21753

             SERVICE SYSTEMS INTERNATIONAL, LTD.
             Name of Small Business Issuer in Its Charter


       NEVADA                                            88-0263701
State of Incorporation                        I.R.S. Employer Identification No.

2nd FLOOR, 5763 - 203 A STREET
LANGLEY B.C., CANADA                                      V3A 1W7
Address of Principal Executive Offices                   Zip code

604-539-9398
Issuer's Telephone Number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ( )

The issuer's revenues for its most recent fiscal year were $1,408,194.00

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on May 2, 2002 was $ 806,628. The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 27,204,165 on May 2, 2002.

Transitional Small Business Disclosure Format (check one): Yes /X/ No / /

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

                                       PART I
                                       ------



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

Our executive offices were moved to 2nd Floor 6753 203A Street, Langley BC, Canada, V3A 1W7 on January 26th, 2002 (formerly 11- Burbidge Street, Coquitlam, BC, Canada, V3A 1W7. The telephone number is (604) 539-9398 and the facsimile number is (604) 539-9383. References in this document to we, us, our, and the company include its consolidated wholly-owned subsidiary, UV Systems Technology Inc., unless the context otherwise requires. ULTRA GUARDR and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners. All monetary figures in the document are in United States dollars except Canadian dollars which are indicated as "C$".

SERVICE SYSTEMS' BACKGROUND

Our company, Service Systems International Ltd., was incorporated in Nevada in August 1990 and was inactive until eight Canadian and European individuals acquired it in July 1995. The investor's intent was to develop the company into the United States marketing arm of UV Systems Technology Inc., which was incorporated in British Columbia, Canada in 1993. Our company issued 1,600,000 shares of its restricted common stock ("Common Stock") to certain individual stockholders and one of our officers, as repayment of cash paid to others for expenses related to the acquisition.

In an effort to further advance our marketing objective, in September 1995, we entered into a marketing distribution agreement (embodying an earlier oral agreement) with UV Systems Technology Inc., for marketing rights for the Ultra GuardR system in eight Western states. In July 1996 we entered into a funding agreement with UVS. Under the funding agreement, we supplied 50% of UVS' operating funds for a six-month period. During this period, we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire 50.69% of UVS. [ We also entered into an agreement with the owners of the balance of the common stock (Working Opportunity Fund and MDS Ventures Pacific, Inc., (49.39%) to complete the purchase UVS. Under this agreement we were required to fully fund the operations of UVS and if we were successful in raising C$2.0 million of operating capital, the remaining common stock of UVS would have been purchased. The operating funds advanced by us would be forfeited if the agreement was not concluded. This agreement was extended a number of times through to July 15, 1998, after which it was allowed to lapse.] Under subsequent agreement with the two principal shareholders dated February 14, 2000 (discussed in Management discussions), we acquired the remaining 49.31% of common stock and all outstanding preferred stock of UVS.

INDUSTRY BACKGROUND

The treatment of municipal wastewater and drinking water to eliminate contaminants injurious to health and the environment is a worldwide concern. World spending for drinking water purification and municipal wastewater treatment only was an estimated $500 billion in the year 2000. The American Waterworks Association estimated in a study that over the next 20 years, up to $1 trillion dollars will be needed to upgrade the water structure in the United States alone. A United States Environmental Protection Agency survey in 1984 reported that 15,378 municipal treatment plants were in operation in the United States and projected the number to increase to approximately 21,000 by the year 2000. Of the 15,378 plants operating in 1984, only 107 were using or were being constructed and designed for UV treatment. Some of these 15,378 plants had limited or no disinfection. Many of the existing plants identified in 1984 will be required to upgrade or be replaced to meet new United States environmental standards, at an estimated cost of more than $180 billion. This, together with the new treatment plants projected to be built, represents the United States municipal wastewater treatment market for the ultraviolet treatment industry.

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

The chlorination process can raise significant environmental concerns. As reported in a 1986 U.S. Environmental Protection Agency study, MUNICIPAL WASTEWATER DISINFECTION, even low chlorine residuals levels are very difficult to control in receiving streams. The waste stream is influenced by factors such as temperature, pH, alkalinity, suspended solids, chemical oxygen demand and nitrogen containing compounds. All of these factors influence the effectiveness of chlorine disinfection. The environmental impact includes the toxicity of residual chlorine to plant and wildlife and the formation of potentially toxic halogenated organic compounds. Many treatment plants use sulfur dioxide to remove the chlorine from the treated water. This reduces the chlorine residual, but probably does not affect halogenated organic compounds and adds its own negative effect in the receiving water. Chlorine is extremely volatile therefore; its safe transportation is difficult. Many states' regulations require that a treatment facility using chlorine train its personnel in correct handling and safety procedures. Popular Mechanics, in an article in its March 2001 issue entitled "Chlorine Quandary" reported that "chlorine is a chemical whose time has passed. Persistent organic pollutants (POPs) threaten the health and well-being in every region of the world". The United Nations Environmental Program prepared a list of the 12 most globally threatening POPs. Each is a chlorine-bearing compound known as organochlorine. In December, diplomats from 122 countries including the United States and Canada, met and a treaty that will ban most POPs immediately and replace them with more environmentally benign agents.

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

We believe that a UV system, such as that provided by our company that deals with these issues will greatly enhance the marketing opportunities for UV systems. Our UV system is environmentally friendly, efficient in operation and cost-effective.

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

EXPANSION OF PRODUCT LINES

Our UV technology can be applied to many treatment needs. These include industrial process water disinfection, potable water disinfection, and other fluid and air disinfection. Once we establish a base in the wastewater disinfection market, we intend to expand our business into disinfection of industrial process water. We also expect to pursue other business segments, which show growth potential currently and for the future, such as potable water disinfection, other fluid disinfecting and air disinfectionThese product lines primarily address the disinfection needs for consumers and potable water markets.

Recent testing of ultraviolet light as a means to deactivate Crypto and Giardia in potable water has proven that at very low doses (below 20mWs/cm2), UV treatment will meet quality standards acceptable for drinking water. Crypto and Giardia cannot be deactivated using chlorine, and the alternative to UV is the use of filtration or ozonation, both expensive alternatives to UV. Currently, the US EPA has sanctioned additional testing of UV and has approved the use of UV systems in potable water applications. We see expanded activity and requests for proposals for UV in potable water applications. Recent purchasing activity indicates that the use of UV( has received general acceptance) for potable water application in North America and other regions of the world.

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

ENHANCEMENT AND EXPANSION OF MARKETING EFFORTS.

Our product is marketed through a representative's network in North America and in selected countries of the world. This network expanded significantly with our signing on January 26, 2001 of a strategic alliance agreement with US Filter's Wallace and Tiernan Products group to sell the Ultra Guard product line. Through this strategic alliance, the US Filter agent network of over 100 companies will be actively selling our products in North, South and Central America and the Caribbean. The process of expanding the representative's network will continue in other selected countries of the world until we achieve full direct user access in those countries.

Subject to available funding, when and if the opportunity arises, we intend to acquire firms serving a similar industry.

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

After passing through the diffuser screen, the fluid enters our Ultra Guard patented single lamp reactor chamber. Service Systems' competitors' straight-through module systems require repeated and continuous exposure to multiple banks of UV lights. In our UV system, the fluid oscillates as in moves through the flow reactor. This ensures that all influent receives exposure at the quartz sheath, the highest UV intensity point output of UV light from a single lamp. The high flow velocity (about .5 seconds) through our reactor provides an additional benefit. In other UV systems, slow fluid flow velocity (about 8 seconds) through the lamps and higher temperature permit build up of sedimentary deposit on the quartz sleeve surrounding each lamp, which reduces the efficiency of their systems. Our reactor is designed to cause the fluid to move to the quartz sleeve and closer to the UV light. Due to the fluid's high velocity, sedimentary deposits (fouling) are removed off the quartz sleeve that houses the UV lamp. The reduction of fouling permits the lamps to continue to operate at their peak efficiency for longer periods of time. When fouling does occur, our mechanical sleeve wiper incorporated into the single lamp reactor automatically cleans the quartz sleeve. The combination of reduced sedimentation and reduced fouling, and the automatic cleaning system, directly addresses one of the major concerns about the use of UV disinfection systems. We believe that our advanced method of fouling reduction will contribute to acceptance of our UV systems.

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

In our UV system, we use low-pressure, super high intensity, high efficiency (504 watts as compared to our competitors' 100 watts UV lamps. These lamps emit super high intensity light to penetrate murky effluent and reduce fecal coliform or other pathogen counts to design specification levels. These lamps operate at about 60% of the electrical power consumption of other low-pressure, low-intensity lamps or low-pressure, high-intensity lamps and 12 to 20% of the electrical power used in medium pressure lamps. Our Ultra Guard system also requires about 1/30th of the lamps used in other low-pressure, low-intensity lamps systems and 1/6th of the lamps used in low-pressure, high-intensity lamp systems. Medium pressure lamp systems take 3 - 5 medium pressure lamps to equal 1 of our lamps. We also minimize replacement downtime for our lamps because our lamps can be replaced quickly from above while the lamp module remains in the channel.

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

CUSTOMERS

Our customers to date have been municipal wastewater treatment facilities projects, sold through our distributors and representatives, and semi-conductor plants to which sales have been made through our Japanese agent. Ultra Guard systems have been installed at four wastewater treatment facilities. The first system was commissioned in February 1995 in Paraparaumu, New Zealand and has been in operation since that time. Other specific sales and system locations are detailed in Management Discussion and Analysis.

On January 26, 2001, we entered into a Strategic Alliance Agreement (and associated agreements) with US Filter's Wallace and Tiernan Products group to market our Ultra Guard UV System in North, South and Central America and the Caribbean. See our further discussion below under "Sales and Marketing".

SALES AND MARKETING

Our Ultra Guard UV system has been marketed both domestically and internationally by two marketing employees and through distributors and representatives with specialized training in wastewater disinfection. As of December 31, 2000, UVS had 1 distributor and 52 representatives, 41 in North America and 11 internationally. Distributors purchase systems and components for resale in a designated territory on an exclusive basis and provide full service to customers. Some agreements require a distributor to purchase a minimum amount of product each year. Distributorship agreements are performance related and usually have a term of one year, including an automatic renewal clause. Sales representatives act as agents for our Ultra Guard UV system and sell these systems in designated territories. All distributorship contracts and sales representatives contracts include a 30 day cancellation clause. Representatives are paid a commission for sales made within their territories. The usual contract is for a period of one year, with an automatic renewal clause.

On January 25, 2001, the Registrant ("Service Systems") and its wholly owned subsidiary, UV Systems Technology, Inc., a British Columbia company ("UV Systems"), entered into a Strategic Alliance Agreement and related agreements with US Filter/Wallace & Tiernan, Inc., a Delaware corporation ("U.S. Filter/Wallace &Tiernan"). In general, the Strategic Alliance Agreement provides that U.S. Filter/Wallace & Tiernan will market, offer and sell Service Systems' UltraGuard ultraviolet disinfection systems (the "Systems"), including aftermarket components and spare parts, on an exclusive basis for ten years throughout a territory consisting of North America, Central America (including the Caribbean Zone) and South America (the "Territory"). Certain of the basic terms of the Strategic Alliance Agreement and the related agreements are summarized below. The summaries are subject to and qualified by the agreements themselves. Reference should be made to the agreements themselves to insure adequate understanding.

Strategic Alliance Agreement. The parties to the Strategic Alliance Agreement
----------------------------
are Service Systems and UV Systems, and U.S. Filter/Wallace & Tiernan, Inc. The term of the Strategic Alliance Agreement is ten years, subject to earlier termination, including a termination for convenience by either party after three years. If not terminated, the Agreement is subject to automatic one-year renewals. During the term, U.S. Filter/Wallace & Tiernan will act as the exclusive agent within the Territory for the marketing, sales and distribution of the Systems, including aftermarket components and spare parts, for all municipal (excluding aquatics) and industrial water and wastewater treatment applications. Service Systems will refrain from any direct or indirect attempt to market, sell or distribute Systems or components within the Territory. U.S. Filter/Wallace & Tiernan will use its existing sales network and distribution system to market, offer and distribute the Systems, and also will provide start up assistance, ongoing service, and components, parts and spares installation support. U.S. Filter/Wallace & Tiernan will cause certain companies related to it to refrain from any direct or indirect attempt to market, sell or distribute competitive products within the Territory. Service Systems will sell ultraviolet disinfection systems and components to U.S. Filter/Wallace & Tiernan, and will provide related support services. The purchase price to be paid by U.S. Filter/Wallace & Tiernan for each System or component manufactured or supplied by Service Systems will be based upon Service Systems' list price and applicable tax, less a negotiated deduction, and will be subject to further adjustment depending upon the price at which U.S. Filter/Wallace & Tiernan sells the System or component to the end user. U.S. Filter/Wallace & Tiernan will make progress payments as the design and manufacture of the System progresses through to delivery and final acceptance of the System by the end user. If Service Systems is unable or unwilling to meet specified manufacture and supply requirements, then U.S. Filter/Wallace & Tiernan may manufacture and supply Systems and components. U.S. Filter/Wallace & Tiernan will pay a royalty payment for each System or component, whether manufactured or supplied by Service System or U.S. Filter/Wallace & Tiernan. The Strategic Alliance Agreement also gives U.S. Filter/Wallace & Tiernan a right of first refusal with respect to any distribution or marketing agreements, which Service Systems or UV Systems may wish to make outside the Territory.

License Agreement. Service Systems, UV Systems and U.S. Filter/Wallace &
-----------------
Tiernan also entered into a License Agreement by which Service System and UV Systems granted to U.S. Filter/Wallace & Tiernan certain exclusive rights in and to patents, trademarks, trade secrets, copyrights, software and know-how related to the sale, distribution, promotion, marketing or manufacture of Systems for installation within the Territory. U.S. Filter/Wallace & Tiernan will pay a royalty equal to 5% of the net sales price with respect to any System manufactured or supplied by Service Systems/UV Systems and a royalty between 5% and 10% with respect to any System manufactured or supplied by U.S. Filter/Wallace & Tiernan. In connection with the License Agreement, the parties have entered a Trust Agreement with Fort Knox Escrow Services, Inc., a Georgia corporation, which provides that software and manufacturing instructions be placed into escrow.

Stock Purchase Warrants. Concurrently with the execution of the Strategic
------------------------
Alliance Agreement, Service Systems granted three Stock Purchase Warrants to U.S. Filter/Wallace & Tiernan for an aggregate of 3,000,000 shares of Service Systems common stock, as follows:

o 1,000,000 shares at an exercise price equal to the lower of $0.97 per share or the "Fair Market Value" of the common stock as of April 25, 2001;
o   1,000,000 shares at an exercise price of $1.00 per share; and
o   1,000,000 shares at an exercise price of $2.00 per share.

As a term of a subsequent Funding Agreement, the exercise prices on the 3,000,000 warrants was reduced to $0.24per share. In addition, 5,000,000 Class
A warrants (the Additional Warrants) may be issued if the full funding amount of $785,000 (the "Target Level") is used by Service Systems. Should the funding provided be less or more than the Target Level, the number of Additional Warrants will be increased or decreased proportionately. The exercise price for the Additional Warrants is also $0.24 per share. All warrants issued to USFilter may be exercised until October 10, 2010.

If the Strategic Alliance Agreement is terminated for convenience, the warrants will expire on the second anniversary of the effective date of the termination for convenience. In addition, on January 25 of each year during the term of the Strategic Alliance Agreement, Service Systems will grant to U.S. Filter/Wallace & Tiernan additional warrants to purchase Service Systems common stock, based upon the orders for Systems booked or significantly influenced by U.S. Filter/Wallace & Tiernan during the preceding 12 months. Provided at least US$10,000,000 of orders for Systems have been booked or influenced, each warrant will permit U.S. Filter/Wallace & Tiernan to purchase 50,000 shares and also 500 shares for each US$10,000 of orders for Systems booked or significantly influenced by U.S. Filter/Wallace & Tiernan in excess of US$10,000,000 during the preceding 12 months.

Registration Rights Agreement. Service Systems and U.S. Filter/Wallace &
------------------------------
Tiernan also entered into a Registration Rights Agreement. The Registration Rights Agreement entitles U.S. Filter/Wallace & Tiernan to demand registrations (two long form registrations and, if available, short form registrations at specified intervals) and piggyback registrations for the shares of Service Systems common stock issued upon exercise of the warrants.

Security Agreement. Service Systems and UV Systems have granted to U.S.
------------------
Filter/Wallace & Tiernan a security interest in certain rights in and to their patents, trademarks, trade secrets, copyrights, soft ware and know how, and contracts related to the use or exploitation of these rights in connection with the sale, distribution, promotion, marketing or manufacture of Systems for installation within the Territory. The security interest secures an obligation to make a $100,000 payment under the Strategic Alliance Agreement upon a termination by convenience, or a termination, rejection, disclaiming or repudiation of the License Agreement in connection with insolvency proceedings.

Service Systems believes the Strategic Alliance with US Filter/Wallace & Tiernan will benefit Service Systems through a reduction of operating and working capital, as US Filter/Wallace & Tiernan will be responsible for sales and marketing expenses and after sales costs associated with start up, installation support and ongoing service, among other things. Due to the operational cost reduction, margin expectations remain consistent with those contemplated before the signing of the Agreement.

With the signing of our Strategic Alliance Agreements and related agreements with US Filter's Wallace and Tiernan Products Group on January 25, 2001, the responsibility for marketing the Ultra Guard System within the Exclusive Territory was transferred to US Filter. The exclusive territory consists of North, South and Central America and the Caribbean. A joint determination was made as to which of our agents were retained by US Filter, those not taken over were terminated. US Filter's representative companies have the responsibility for all our sales within the Exclusive Territory.

Through UVS, we will continue to recruit distributors and representatives throughout the nonexclusive territory, during our attendance at international exhibitions and through independent solicitations

We expect that our sales will be to diverse wastewater treatment plants beginning primarily in the United States and Canada, and then expanding world-wide. Other than for initial sales, no one end customer is likely to account for more than 10% of our sales, averaged over a five-year period. Because of the size of each project, one project may be expected to represent more than 10% of sales in any given year. Our UV product target sales are to communities of all population sizes.

As part of our sales effort we have in completed 3 production demonstration units, which are available for demonstration activities. One PDU has been sold to our North Carolina representative, Emory Wilson and Associates, and moves to various wastewater plants in response to requests for testing. The two other PDUs are currently located at the UV Systems plant facilities. Four additional units are in process and will be completed, as demand for testing requires. US Filter had committed the purchase of two PDUs of the current production to be delivered in 2002. PDUs are fully functional Ultra Guard SLR systems complete with all of the patented components and designed for IN SITU testing at wastewater plants. They are compact in size and designed for placement next to an existing outflow channel. A PDU can accommodate flow rates from 100 to 800 U.S. gallons per minute, about 8% of an average Wastewater Treatment Plants flow. An inflow pump draws fluid from the plant's system discharge, at the flow rate required for testing, so that the PDU operates, in effect, as part of the treatment system. The testing period generally runs from two to three weeks in duration and is operated by our technicians. If necessary, the staff at the treatment plant or the site design engineer's staff can be trained to operate the PDU.

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

Our UV competitor's estimates respective shares of the North American market in wastewater and process water are: 1) Trojan Technologies Inc., 41 %, 2) PCI-Wedeco, 36%, 3) IDI Industries, Inc. 4%, 4) Aquionics, Inc, 3%, 5), and 6) Others, 16%. Trojan Technologies, Inc. focuses on UV applications for use in both the sewage wastewater and potable water industry. They are the largest producer of a product (the medium pressure lamp UV4000) that directly competes with the Ultra Guard UV system, in addition, they offer a low-pressure, high intensity UV lamp system. We believe our system to be superior to Trojan's technologically, because of our lower operational costs, our ease of expansion and our lower number of lamps. Aquionics Inc. competes primarily in the potable water and process industrial water sector using medium pressure UV lamps characterized by their resultant high power consumption. IDI and PCI-Wedeco sell UV systems of the low pressure, low intensity type, and recently introduced low-pressure, high intensity UV lamp system for high quality wastewater disinfection. These new UV systems will require from 5 to 10 lamps to equal one UltraGuard lamp. Compared to competing systems, our UV systems are more compact and use less land area, consume 40 to 60% less electrical power than used in low pressure, low intensity and low-pressure, high intensity systems, and use 80 to 90% less electrical power than used in Trojan's UV4000. These factors result in a lower life cycle operating cost for our systems compared to competitors. Our systems can treat very poor quality effluents, have better hydraulic performance, have automated lamp cleaning, and can be demonstrated using a full-scale, single lamp unit (our PDU). Combining all of these factors as a whole, we believe we can provide a substantially better and consistent quality effluent discharge in terms of total fecal coliform, e-coli or other microbiological concentrations at reduced capital and operating cost.

In competing in this marketplace, we must address the conservative nature of the customer and our financial resources. Although we can demonstrate our systems' superiority, our relative newness in the market and our minimal financial resources have resulted in reluctance on the part of the customer to conclude an acquisition of the Ultra Guard system. With the consummation of the US Filter Strategic Alliance and the transfer of sales and after sales activities responsibility to US Filter, we expect that these factors will have for the most part been eliminated in US Filter's exclusive territory. - Refer to Risk
Factors

PATENTS AND TRADEMARKS

We hold patents on key components of our Ultra Guard system. Our UV disinfection system reactor module was issued in 1996, is patented in the United States, Canada and 11 European Countries. Our flow-balanced weir was patented in the United States in 1995.

Patent protection on the lamps expired in 1999, but due to the technology and the cost involved in manufacturing the lamp and the compatible electronics needed to operate the lamps, we believe that the expiration of the patents should not materially affect our business. With the patents we hold on other key components in the Ultra Guard system, competing systems, even if they use our lamps, would operate at about 50% of the capability of our system. The patents on the other patented key components were recently issued in the United States and will extend into the year 2018.

We also hold registered trademarks on "ULTRA GUARD" and on its "wavy lines and design" logo in the United States and Canada.

REGULATORY MATTERS

Our business and manufacturing are conducted from British Columbia, Canada. We are not subject to any special regulatory requirements above those that are applicable to manufacturing businesses in general in Canada and the United States. Environmental regulations that apply to the sewage industry are specific to the effluent being delivered to the receiving waters. The wastewater treatment plant must comply with these regulations. In the United States, wastewater and process water treatment plants must comply with clean water standards set by the Environmental Protection Agency under the authority of the Clean Water Act and standards set by states and local communities. Through the request for proposal (bidding process), any regulations are passed on to us in the system design requirements. These requests for proposal detail the specifications for the system, including the effectiveness required to meet any regulatory requirements. Compliance with microbiological discharge standards is determined by subsequent operation of the wastewater treatment plant and is generally the responsibility of the plant, unless our treatment system failed to comply with specifications for some reason (a problem that we take great effort to avoid). It is possible that through the inaccuracy or inadequacy of request for proposal specifications and if our potential liability is not indemnified, we could become liable to third parties for environmental problems. We could be required to comply with direct regulations by law or regulations enacted in the future (including environmental laws). In these cases, our costs could significantly increase.

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

MANUFACTURING

The Ultra Guard systems are assembled at our Coquitlam facility. Components for the systems are manufactured by a variety of Canadian, United States and international suppliers. We obtain our UV lamps for the systems from a sole supplier for each. To ensure against any interruption of supply should one of these suppliers be unable or unwilling to provide the parts as required, we are continuing the process of identifying and arranging for alternative sources for these components.

RESEARCH AND DEVELOPMENT

Research and development are considered to be key components of our business strategy. As of December 31, 2001, we had 10 employees collaborating on product manufacturing and development activities, with a combined 100 years of related experience. We also use lamp design and computer software consultants to assist in product development decisions. During the current period, our focus has been on the design and implementation of our previous research and development efforts. Work on alternative sheath cleaning technology, including the use of ultrasonic methods continues, with increased emphasis on systems automation. Future efforts will focus on expanding and developing technology and equipment for applications such as water treatment units for industrial processes, in addition to sewage effluent disinfection. On a combined pro forma basis our research and development expense , in fiscal 1998 was $264,282 in fiscal 1999 was $258,132, in fiscal 2000 was $591,811 and for fiscal 2001 it was $367,778.

EMPLOYEES

As of December 31, 2001, Service Systems had three part-time employees, and UV Systems Technology, Inc had 11 full-time employees and 3 part-time employees. The Service Systems' part-time employees were engaged in management. The UV Systems' part-time employees were engaged in design and in office services. Of the full-time employees, 2 employees are engaged in management, 2 employees were engaged in sales and marketing, 2 are engaged in office services, 1 employee was engaged in R & D and design, and 6 were engaged in production and manufacturing of the Ultra Guard systems which have been sold. The company receiving the benefit of consulting services, Service Systems or UV Systems Technology, pays for the service.

RISK FACTORS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND SERVICE SYSTEMS' CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF SERVICE SYSTEMS, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG THESE FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR SERVICE SYSTEMS' PRODUCTS; SERVICE SYSTEMS' OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY SERVICE SYSTEMS' PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY SERVICE SYSTEMS WITH THE SEC.

WE ARE SUBJECT TO THE RISKS, EXPENSES, PROBLEMS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN THE ESTABLISHMENT OF A MANUFACTURING BUSINESS, ESPECIALLY IN THE CONTINUALLY EVOLVING, INTENSELY COMPETITIVE, WASTEWATER AND WATER TREATMENT INDUSTRY. We have generated no profits to date and have a loss as of the end of the December 31, 2000 fiscal year of $7,558,494. We cannot assure that we will become profitable at any time in the foreseeable future.

SERVICE SYSTEMS COMPETES WITH WELL-ESTABLISHED WATER TREATMENT COMPANIES, MANY OF WHICH HAVE FINANCIAL, TECHNOLOGICAL AND MARKETING RESOURCES SIGNIFICANTLY GREATER THAN THOSE WE HAVE AVAILABLE. They may have established relationships with customers or potential customers that afford them a competitive advantage. Some of these competitors in the United States market include, Trojan Technologies, Inc., PCI-Wedeco, IDI, Inc., and Aquionics, Inc. Although the Ultra Guard system does provide us competitive technological and operational advantages, we cannot assure that this advantage will continue. Moreover, we cannot assure that our current UV technology may not be rendered less effective, or obsolete by UV and other water treatment technologies developed by our competitors. We may not be able to compete effectively in the current or future markets competitive pressure may adversely affect our business, financial condition or results of operations.

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

Sales on both an annual and quarterly basis are subject to fluctuations, which are often beyond our control. Our sales of Ultra Guard systems to US Filter and governmental entities may be expected to occur on an intermittent rather than consistent basis as requests for proposal are issued and awards made.

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

We have outstanding warrants and options that could negatively influence our ability to raise additional equity capital in the future. To the extent that these warrants and options to purchase our common stock are exercised, there will be additional dilution in excess of that resulting from use of common shares in earnings calculations. As of December 31, 2001, we had 21,276,235 vested warrants and options outstanding.

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

Future sales by existing shareholders could adversely affect the prevailing market price of our common stock. As of December 31, 2001, we had 26,887,601of common stock outstanding. Of these shares, approximately 12, 221,544 are now eligible for sale in the public market without restriction pursuant to Rule 144(k) or Regulation S under the Securities Act.

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

ITEM 2.   DESCRIPTION OF PROPERTY

In March 2002, Service System's executive offices were relocated to 2nd Floor, 5763-203A Street, Langley, British Columbia. The premises have approx. 600 square feet of executive offices. The initial lease term was for a period of one year and expires in March 2003. Insurance plans cover the contents in an amount considered adequate in the industry (although no assurance can be given that the amount will, in fact, be sufficient should a claim arise).

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

FISCAL YEAR 1998
   Quarter ended November 30, 1997        1.562     0.625
   Quarter ended February 28, 1998        0.687     0.281
   Quarter ended May 31, 1998             0.375     0.170
   Quarter ended August 31, 1998          0.187     0.10

FISCAL YEAR 1999
   Quarter ended November 30, 1998        0.115     0.07
   Quarter ended February 28, 1999        0.23      0.09
   Quarter ended May 31, 1999             1.218     0.20
   Quarter ended August 31, 1999          0.687     0.21

FISCAL YEAR 2000
   Quarter ended November 30, 1999        0.75      0.26
   Quarter ended February 29, 2000        0.88      0.29
   Quarter ended May 31, 2000             1.00      0.31
   Quarter ended August 31, 2000          0.93      0.437

FISCAL YEAR ENDED DEC 2000
   Quarter ended November 30, 2000        1.09      0.31
   December 1, 2000-December 31, 2000     0.55      0.25

FISCAL YEAR 2001
   Quarter ended March 31, 2001           0.33      0.71
   Quarter ended June 30, 2001            0.155     0.40
   Quarter ended September 30, 2001       0.12      0.27
   Quarter ended December 31, 2001        0.95      0.22


As of December 31, 2001 there were approximately 127 holders of record of the common stock.

Service Systems has never had profits and has never paid cash dividends on its common stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER SALES

During the quarter ended December 31, 2001, Service Systems made the following sales in U.S. and Canada. These shares were issued under the exemption provided by Section 4(2) of the 1933 Act with representations from the purchasers as to their investment intent, their access to information and their sophistication, no underwriters were involved and no commissions were paid in connection with the sales.

--------------------------------------------------------------------------------
Name                  Date           Units          Price per unit         Total
----                  ----           -----          --------------         -----
Braumburger         17 Oct 2001      45,000               $0.22       $ 9,900.00
L Braumburger       25 Oct 2001      45,455               $0.22       $10,000.00
Vitzrosys Co. Ltd   25 Oct 2001     400,000               $0.15       $60,000.00
M Smith             31 Oct 2001       2,600               $0.10       $ 2,600.00
K Swift             31 Oct 2001       1,450               $0.10       $   145.00
S Shrestha          31 Oct 2001       3,287               $0.10       $   328.70
J Lalonde           31 Oct 2001       4,181               $0.10       $   418.10
F Shamlou           31 Oct 2001      11,550               $0.10       $ 1,155.00
A St Louis          31 Oct 2001       8,198               $0.10       $   819.00
David Free          19 Nov 2001     200,000               $0.19       $38,000.00
David Free          20 Nov 2001      25,000               $0.19       $ 4,725.00
L Braumburger       20 Nov 2001      41,752               $0.22       $ 9,191.00
S Shrestha          27 Nov 2001       7,685               $0.10       $   768.50
K Swift             27 Nov 2001       2,175               $0.10       $   217.50
J Lalonde           27 Nov 2001       4,042               $0.10       $   404.20
F Shamlou           27 Nov 2001       9,227               $0.10       $   922.70
A St Louis          27 Nov 2001       8,326               $0.10       $   832.60
M Heppner           27 Nov 2001       5,043               $0.10       $   504.30
D Mackay            13 Dec 2001       5,522               $0.10       $   552.20
S Shrestha          13 Dec 2001       4,028               $0.10       $   402.80
K Swift             13 Dec 2001       1,375               $0.10       $   137.50
P Emmett            13 Dec 2001      10,000               $0.10       $ 1,000.00
M Smith             13 Dec 2001       4,000               $0.10       $   400.00
L Popescu           13 Dec 2001       4,980               $0.10       $   798.00
D Smith             13 Dec 2001      17,341               $0.136      $ 2,358.40
D Smith             20 Dec 2001      10,928               $0.136      $ 1,493.82
L Braumburger       20 Dec 2001      41,064               $0.22       $ 9,023.08


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

Field testing of the mechanical wiper cleaning system was concluded during October and November 1997, at a PDU test site near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels, and the system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during temperatures ranging down to minus 8 degrees Celsius and up to plus 8 degrees Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are, instant response to changes in power settings, consistent UV output, infinite controllability through a full range of UV settings, and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp.
Development of the electronic ultrasonic cleaning system has been suspended as test to the end of the development program were not sufficiently encouraging to warrant additional expenditures.

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the year ended December 31, 2001, the client ordered changes to its UV system amounting to C$31,200 and C$45,952 all of which was prepaid. C$31,200 of the work had been completed and delivered by the end of this fiscal period.

A 6-lamp Ultra Guard UV system value at $127,000, capable of disinfecting a wastewater flow of 3.5 million gallons per day, was sold to Hamilton, Alabama and was installed in March, 1999. Successful final performance testing was conducted in July 1999. This UV project is the first full scale operating Ultra Guard UV system installed in North America. This system in Hamilton has provided significant equipment exposure to other wastewater plants contemplating upgrading their treatment plant discharges, including replacing chlorine as the disinfecting means with environmentally friendly ultraviolet disinfection.

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000. The UV system to be delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and will be used for disinfection of CSO before discharge into Lake Ontario. The project delivery was completed in the fourth quarter of 2001. Installation will be complete in early May 2002.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order valued at over C$1,100,000 (approximately $748,000.) in March 1999. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The Wastewater Plant has been rescheduled to be operational by the end of April 2001. The majority of the equipment was delivered in the fourth quarter of this year. The final shipments were made in January 2002 with installation and startup to be complete for May 15, 2002

Purchase orders for two additional UV systems valued at approximately C$150,000 (approximately $258,000.) were produced during the 2000-2001 period and delivered into the Province of Ontario. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about $258,000. These two systems were delivered in 2001.

In January 1999 a PDU was installed at the County Sanitation Districts of Los Angeles Country (the County). The purpose of the test was to determine the Ultra Guard UV system's ability to disinfect wastewater to Title 22 Guidelines, a stringent test protocol required as a precursor to use of a company's UV product in reuse of wastewater for agriculture and other purposes. Testing was completed in July 1999 and was conducted and paid for by the County. The County reported that the findings of the five-month testing program confirmed the ability of the Ultra Guard UV system's to achieve Title 22 design objectives at fifty percent of the dose required by low pressure, low intensity technology previously tested. Using the same safeties as had been applied to low pressure, low intensity technology, a substantial saving in energy usage, 12.7% was achieved by using the Ultra Guard system. On February 28, 2000 the Department of Health Services advised Service Systems that Title 22 approval had been granted.

In October 1999 Service Systems signed an agreement with a leading Australian UV equipment manufacturer to market its product in North America.

During the year ended August 31, 2001, Service Systems entered into a development to reconfigure its UV system. In the quarter ended February 29, 2000, Service Systems produced the prototype of a new UV product line, the Ultra-Flow SLR. This product, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, will incorporate Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp and the patented flow balanced weir. It encompasses layout flexibility, infinite automatic flow control and monitoring, future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password- protected, Internet-based, web-monitored, microprocessor control which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection.

On January 26, 2001 Service Systems entered into a Strategic Alliance Agreement, and related agreement with US Filter's Wallace Tiernan Products Group, under which US Filter has the exclusive right to market Service Systems' Ultra Guard UV system in North, South and Central America, and the Caribbean. See
"Business: Sales and Marketing."

Korean Manufacturing License

In September 2001 we licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture for sale into other territories not currently represented by Service Systems agents. VITROSYS will pay a royalty on each UV system sold. The royalty fee is variable, dependant on the selling price of the UV system. Under the License Agreement, Service Systems will provide full manufacturing drawings, software technology and expertise, and a specified number of hours of training at Service Systems' facilities. As a requirement of the License Agreement, VITROSYS will be required to purchase from Service Systems, a key component for each SLR system. This key component is defined as the royalty verification component. Its purchase will trigger a sale and resultant royalty payment liability. The Korean market for UV is expected to increase as a result of legislation that will require all municipal and Industrial wastewater to be disinfected.

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

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001

The following selected financial data for the years ended August 31, 2000 through December 31, 2001 have been derived from Service Systems' audited consolidated financial statements with the exception of the statement of operations for the 12 months ended December 31, 2000 which is unaudited and was prepared by management from audited financial statements. This information is provided to assist the reader in understanding the discussion, which follows. For full information, the reader should refer to the audited consolidated financial statements and related notes for the periods discussed.

                                             12/31        12/31        08/31
                                              2001         2000         2000
                                              ----         ----         ----
                                            (Audited)   (Unaudited)   (Audited)

Project revenue                            $1,408,194    $  63,778    $  74,388
Project costs                               1,129,213       58,162       61,777
Gross profit from projects                    278,981        5,616       12,611
License revenue                               242,846         -            -
License costs                                  66,103         -            -
Gross profit from license revenue             176,743         -            -
Manufacturing costs not applied               100,010      173,365      170,809
Amortization of goodwill                      444,661      485,081      485,081
Foreign exchange loss (gain)                   14,734      (26,584)      65,505
General and administrative                    909,230      907,722      650,203
Interest, net of interest income and
  interest recovered                           95,340     (100,375)     (89,556)
Research and development                      367,778      700,149      591,811
Selling expenses                              355,672      244,642      240,362
Stock based compensation                         -         149,326         -
Net loss for the year                       1,831,701    2,527,710    2,101,604
Loss per common and common
  equivalent share                         $    (0.08)  $    (0.12)  $    (0.12)

                                                          (Audited)

Total assets                               $2,070,166   $1,313,092   $1,386,198
Long-term debt                                   -      $  342,244   $  206,230
Total liabilities                          $3,059,633   $1,390,916   $  898,479
Total stockholders' equity (deficit)       $ (989,467)  $  (77,824)  $  487,719

Twelve-month Period Ended December 31, 2001 compared to Twelve-month Period Ended December 31, 2000.

   Revenues. For fiscal 2001, we reported revenues of $1,408,194, an increase of $1,344,416, or 2108%, from $63,778 in the comparable period of 2000. The increase resulted from completed projects shipped and invoiced and projected percentage completion of projects in progress in the factory.

   Direct Project Costs. For fiscal 2001, we reported direct project costs of $1,129,213, an increase of $1,071,051 or 1841%, from $58,162 in the comparable period of 2000. The increase of costs incurred resulted from the increase in sales shipments and projected costs of sales on projects in process.

   Gross Profit. For fiscal 2001, we reported gross profit of $278,981, an increase of $273,365, or 4868%, from $5,616 in the comparable period of 2000. The increase resulted from increased sales activities.

   Gross Profit from License Revenue. For fiscal 2001, we reported income from licensing of our technology to a Korean company resulting in a one-time gain of $242,846, less cost of $66,103, resulting in a net amount of $176,743, compared to $0 in the comparable period of 2000.

   Manufacturing Costs Not Applied. Manufacturing costs not applied are annual plant overhead costs not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. As our level of activity increases, we expect that these costs will be fully recovered. For fiscal 2001, we reported $100,010 of these costs, a decrease of $73,355, or 42%, from $173,365 in the comparable period of 2000. This decrease occurred as a result of increased manufacturing activities, which allowed more of the overhead costs to be applied directly to production cost. The reported amounts represent manufacturing costs such as facilities, plant personnel, power, etc. which continue to be incurred irrespective of manufacturing activity.

   Amortization of Goodwill. For fiscal 2001, we reported amortization of goodwill of $444,661, a decrease of $40,420 or 8%, from $485,081 in the comparable period of 2000. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill was completely amortized in fiscal 2001.

   Foreign Exchange Translation Loss. For fiscal 2001, we reported a foreign exchange translation loss of $14,734, an increase of $41,318, or 155%, compared to ($26,584) in the comparable period of 2000. The increase in loss in fiscal 2001 resulted from an increase in the value of the Canadian dollar as compared to the comparable period of 2000.

   General and Administrative Expense. For fiscal 2001, we reported general and administrative expense of $909,230, an increase of $1,508, or 0%, from $907,722 in the comparable period of 2000.

   Interest, Net of Interest Income. For fiscal 2001, we reported interest, net of interest income, of $95,340, compared to ($100,375) in the comparable period of 2000. The increase was due to interest costs on additional short term loans required to fund manufacturing, compared to favorable results achieved through forgiveness of interest on long-term debt negotiated with minority shareholders, recorded in comparable period of 2000.

   Research and Development Expense. For fiscal 2001, we reported research and development expense of $367,778, a decrease of $332,371, or 47%, from $700,149 in the comparable period of 2000. The decrease in R & D activities was as a result of reduced activities on design of components for the Single lamp reactor UV system that was completed during the fiscal 2001. Included in this cost are items such as design, engineering and prototyping expenses for mechanical and structural components as well as printed circuit boards and computer based software for the web-based operating system of the single lamp reactor product. These costs and all other R & D activities were fully expensed during the fiscal 2001.

   Selling Expenses. For fiscal 2001, we reported selling expenses of $355,672, an increase of $111,030, or 45%, from $244,642 in the comparable period of 2000. This increase primarily was as a result of stock based compensation resulting from the Strategic Alliance signed with USFilter/Wallace Tiernan Inc. in January 2001, commission, Production Demonstration Unit testing costs, increased travel and training costs due to the Strategic Alliance signed with the USFilter/WT.

   Stock based compensation. For fiscal 2001 no amount was reported however $106,549 was incurred and was allocated directly to selling and general and administrative expenses compared to $149,326 in the comparable period of 2000. (See Note 9 of the Financial Statements for additional information).

   Net Loss for the Period. For fiscal 2001, we reported a net loss of $1,831,701, a decrease of $696,009, or 28%, compared to $2,527,710 reported in the comparable period of the prior year. The decrease in net loss was due primarily to increased revenue from project sales and income from licensing, decreased engineering and prototyping expenses, a reduction of manufacturing costs not applied compared to lack of sales and increased engineering and prototyping expenses during the comparable period of the prior year.

   Net Loss per Share. For 2001, we reported a net loss per share of ($0.08), a decrease of $0.04, or 33%, from ($0.12) in the comparable period of prior year. The decrease in the net loss per share was partly due to the decrease in net loss and partly as a result of the loss being allocated over an increased number of shares and share equivalents in fiscal 2001.

Four-month period ended December 31, 2000 compared to the four-month period ended December 31, 1999.

   Revenues. For the 2000 fiscal period, we reported no revenues, a decrease of $10,610, or 100%, from $10,610 in the comparable period of 1999. The decrease resulted from delayed completion of projects in process. Revenue from these delayed projects will be realized in the next fiscal year.

   Direct Project Costs. For the fiscal 2000 period, we reported no direct project costs, a decrease of $3,614 or 100%, from $3,614 the comparable period of 1999. No costs of projects were expensed, as no project revenues were booked during the period. Costs incurred on projects in progress were assigned to work in process inventory.

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

   Amortization of Goodwill. For the fiscal 2000 period, we reported amortization of goodwill of $161,693, the same figure as reported in the comparable period of 1999. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS. The goodwill will be completely amortized in fiscal 2001. [**change from all prior reporting, which said 2002]

   Foreign Exchange Translation (Gain) Loss. For the fiscal 2000 period, we reported a foreign exchange translation gain of $ (785), an increase of $92,089, or -101%, over $91,304 in the comparable period of 1999. The increase in loss in the fiscal 2000 period resulted from a decrease in the value of the Canadian dollar as compared to the fiscal 1999 period.

   General and Administrative Expenses. For the fiscal 2000 period, we reported general and administrative expense of $444,050, an increase of $257,519, or 138%, from $186,531 in the comparable period of 1999. This increase resulted primarily from increase in expenses relating to investors relations, commissions on private placements and funds raised, legal fees of the US Filter Strategic Alliance Agreement, and consulting fees.

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

   Net Loss per Share. For the fiscal 2000 period, we reported a net loss per share of $0.04, equal to the loss per share of $0.04 in the comparable period of 1999. Although the net loss increased, the increased net loss was allocated over an increased number of outstanding shares and share equivalents in the fiscal 2000 period.


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

During the year ended December 31, 2001 current assets increased $1,113,952 as compared to the fiscal period ended December 31, 2000. The increase, net of decrease, was due primarily to the increase in accounts receivable of $990,010, prepaid expenses and deposits of $208,637, offset by decrease of cash of $25,680, short-term investments of $15,746 and inventory of $38,730. Long-term assets decreased, net of increases, during the fiscal period ended December 31, 2001 by $356,878, as compared to the fiscal year ended December 31, 2000, due to the amortization of goodwill of $444,661, depreciation of capital assets of $53,046 and amortization of patents and trademarks of $4,104; offset by increases due to the acquisition of capital assets of $85,462 and additions to patents and trademarks of $59,471.

Current liabilities increased during the year ended December 31, 2001 by $2,010,961 as compared to the fiscal year ended December 31, 2000. The increase as detailed on the financial statements was due to cheques issued in excess of funds on deposit of $4,539, accounts payable of $951,623, accrued liabilities of $50,873, wages and vacation payable of $45,274, loans payable of $508,966 and amounts owing to related parties of $475,453, offset by a decrease in customer deposits of $25,767. Long-term debt decreased during the year ended December
31, 2001 by $342,244 as compared to the year ended December 31, 2000 due solely to the decrease in the amounts owing to related parties.

During the four months ended December 31, 2000 current assets increased $63,401 as compared to the fiscal period ended August 31, 2000. The increase, not decrease, was due primarily to the increase in accounts receivable of $41,637, inventory of $28,221, and cash of $20,928; offset by a decrease short-term investments of $4,934 and prepaid expenses and deposits of $22,451. Long-term assets decreased, net of increases, during the fiscal period ended December 31, 2000 by $136,507, as compared to the fiscal year ended August 31, 2000, due to the amortization of goodwill of $161,593 and patents and trademarks of $822 and depreciation of capital assets of $15,762; offset by increase due to the acquisition of capital assets of $41,475 and patents and trademarks of $295.

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

We financed our operations during this fiscal period, in part, from proceeds of sales of restricted common stock, bank loans, loans from Elco Bank, loans from related parties and minority shareholders of UVS

We expect that, during fiscal 2002, as and if sales at UVS increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the manufacturing of products sold and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

Item 7. Consolidated Financial Statements
-----------------------------------------

Item 7. Consolidated Financial Statements



Index to Consolidated Financial Statements



Independent Auditors' Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

MANNING ELLIOTT                                11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS                          Phone: 604.714.3600   Fax: 604.714.3669   Web: manningelliott.com

        Independent Auditors' Report


To the Board of Directors and Stockholders of Service Systems International, Ltd.


We have audited the accompanying consolidated balance sheets of Service Systems International, Ltd. as of December 31, 2001 and 2000, and the related consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Service Systems International, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated profitable operations since inception and has a working capital deficit of $1,213,985 as at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.




/s/ Manning Elliott

Chartered Accountants
Vancouver, Canada
April 29, 2002

Service Systems International, Ltd.
Consolidated Balance Sheets

                                                     December 31,   December 31,
                                                        2001           2000
ASSETS                                                   $              $

Current Assets
   Cash                                                     -            30,219
   Short-term investment - restricted (Note 3)           244,599        260,345
   Accounts receivable (Note 6)                        1,116,744        126,734
   Inventory and contract work in progress               254,154        292,884
   Prepaid expenses and deposits                         230,151         21,514
                                                       ---------      ---------

Total Current Assets                                   1,845,648        731,696
Property, Plant and Equipment (Note 4)                   118,624         86,208
Other Assets
   Goodwill                                                 -           444,661
   Patents and trademarks (Note 5)                       105,894         50,527
                                                       ---------      ---------

Total Assets                                           2,070,166      1,313,092
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cheques issued in excess of funds on deposit            4,539           -
   Accounts payable (Note 6)                           1,130,572        178,949
   Accrued liabilities (Note 6)                          130,674         79,801
   Wages and vacation pay payable                         70,566         25,292
   Customer deposits                                     121,396        147,163
   Loans payable (Note 7)                              1,076,419        567,453
   Amounts owing to related parties (Note 8)             525,467         50,014
                                                       ---------      ---------

Total Current Liabilities                              3,059,633      1,048,672

Long-Term Debt
   Amounts owing to related parties (Note 8)                -           342,244
                                                       ---------      ---------

Total Liabilities                                      3,059,633      1,390,916
                                                       ---------      ---------

Stockholders' Deficit

Common stock, (Note 9) $.001 par value,
   50,000,000 shares authorized,
   26,887,601 and 22,214,023 issued and
    outstanding respectively                              26,888         22,214
   Additional paid-in capital                          8,266,082      7,067,856
   Common shares paid for but unissued                     1,209        390,600
   Stock based compensation                              255,875        149,326
Deficit                                               (9,539,521)    (7,707,820)
                                                       ---------      ---------

Total Stockholders' Deficit                             (989,467)       (77,824)
                                                       ---------      ---------

Total Liabilities and Stockholders' Deficit            2,070,166      1,313,092
                                                       =========      =========

Contingencies (Notes 1 and 11)
Subsequent Events (Note 12)

                 (See Accompanying Notes to the Financial Statements)

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit

                                                     Twelve months      Four months     Twelve months
                                                         ended            ended             ended
                                                      December 31,      December 31,      August 31,
                                                          2001             2000              2000
                                                                         (Note 1)
                                                           $                $                 $
Project Revenue                                      1,408,194             -              74,388

Project Costs                                       (1,129,213)            -             (61,777)
                                                    ----------       ----------       ----------

Gross Profit from Projects                             278,981             -              12,611
                                                    ----------       ----------       ----------

License Revenue                                        242,846             -                -

License Costs                                          (66,103)            -                -
                                                    ----------       ----------       ----------

Gross Profit from License Revenue                      176,743             -                -
                                                    ----------       ----------       ----------

                                                       455,724             -              12,611
Manufacturing Costs Not Applied                       (100,010)         (47,169)        (170,809)
                                                    ----------       ----------       ----------

Total Gross Profit (Loss)                              355,714          (47,169)        (158,198)
                                                    ----------       ----------       ----------

Expenses
   Amortization of goodwill                            444,661          161,693          485,081
   Foreign exchange                                     14,734             (785)          65,505
   General and administrative                          909,230          444,050          650,203
   Interest                                             95,340           13,951          (89,556)
   Research and development                            367,778          150,730          591,811
   Selling                                             355,672          101,720          240,362
   Stock based compensation                               -             149,326             -
                                                    ----------       ----------       ----------

Total Expenses                                       2,187,415        1,020,685        1,943,406
                                                    ----------       ----------       ----------

Net Loss for the Year                                1,831,701        1,067,854        2,101,604

Deficit - Beginning of Year                          7,707,820        6,639,966        4,538,362
                                                    ----------       ----------       ----------

Deficit - End of Year                                9,539,521        7,707,820        6,639,966
                                                    ==========       ==========       ==========

Net Loss per Share                                       (0.08)           (0.05)           (0.12)
                                                    ==========       ==========       ==========

Weighted Average Number of Shares Outstanding       24,219,000       22,284,000       18,230,000
                                                    ==========       ==========       ==========

Service Systems International, Ltd.
Consolidated Statements of Cash Flows

                                                     Twelve months      Four months     Twelve months
                                                         ended            ended             ended
                                                      December 31,      December 31,      August 31,
                                                          2001             2000              2000
                                                                         (Note 1)
                                                           $                $                 $
Cash Flows to Operating Activities
   Net Loss                                         (1,831,701)      (1,067,854)      (2,101,604)

   Adjustments to reconcile net loss to cash
     Amortization of goodwill                          444,661          161,693          485,081
     Depreciation and amortization                      57,150           16,584           49,365
     Research and development expenses                    -                -             131,590
     Foreign exchange                                   14,734             (785)          65,505
     Common stock issued for expenses                  519,202            2,431          269,715
     Accrual of interest                                93,743           14,832             -
     Stock based compensation                          106,549          149,326             -
     Recovery of interest on long-term debt               -                -            (119,670)

   Change in non-cash working capital items
     (Increase) decrease in accounts receivable       (990,010)         (44,518)         218,589
     Decrease (increase) in inventory and contract
      work in progress                                  38,730          (28,221)           9,929
     Decrease (increase) in prepaid expenses and
      deposits                                        (208,637)          22,451           (6,799)
     Increase in accounts payable, accrued
      liabilities, wages and vacation pay payable
      and customers' deposits                        1,018,070          144,971          (26,035)
                                                    ----------       ----------       ----------

Net Cash Used in Operating Activities                 (737,509)        (629,090)      (1,024,334)
                                                    ----------       ----------       ----------

Cash Flows (to) from Investing Activities
   Reduction (acquisition) of short-term
     investment - restricted                               528              (46)           1,373
   Additions to patents and trademarks                 (59,471)            (295)            -
   Acquisition of capital assets                       (85,462)         (41,475)         (17,603)
                                                    ----------       ----------       ----------

Net Cash Used in Investing Activities                 (144,405)         (41,816)         (16,230)
                                                    ----------       ----------       ----------

Cash Flows from (to) Financing Activities
   Decrease in bank demand loan                           -                -            (209,381)
   Common stock issued (returned to treasury)          683,698          (40,000)       1,263,055
   Increase in loans payable                           419,641          300,007         (152,172)
   Increase in amounts owing to related parties        133,209           41,227          140,368
   (Decrease) increase in shares subscriptions
     received                                         (389,392)         390,600             -
                                                    ----------       ----------       ----------

Net Cash Provided by Financing Activities              847,156          691,834        1,041,870
                                                    ----------       ----------       ----------

                                                     Twelve months      Four months     Twelve months
                                                         ended            ended             ended
                                                      December 31,      December 31,      August 31,
                                                          2001             2000              2000
                                                                         (Note 1)
                                                           $                $                 $
(Decrease) Increase in Cash                            (34,758)          20,928            1,306

Cash - Beginning of Year                                30,219            9,291            7,985
                                                       -------           ------        ---------

Cash (Deficiency) - End of Year                         (4,539)          30,219            9,291
                                                       =======           ======        =========
Non-Cash Financing Activities
   400,000 common shares were issued for
     licensing costs                                    60,000             -                -
   2,426,767 shares were issued to settle debts        459,202             -                -
   6,500 shares were issued to settle debts               -               2,431             -
   4,213,832 shares were issued to settle debts           -                -           2,449,383
Supplementary Information
   Cash paid for interest                               11,947            2,768           13,484
   Cash paid for income taxes                             -                -                -


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

     Effective December 31, 2000 pursuant to a Consent of Directors, dated January 9, 2001 the Company changed its year end from August 31 to December 31.

     Operating activities have not generated profitable operations since inception and the Company has a working capital deficit of $1,213,985 as at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

2.   Significant Accounting Policies

     Consolidated financial statements

     These financial statements include the accounts of the Company, and its wholly-owned Canadian subsidiary, UV Systems Technology Inc. ("UVS"). All significant intercompany transactions and balances have been eliminated.

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

   Goodwill

     Goodwill represented the excess of purchase consideration over fair market value of net identifiable assets acquired, and is amortized on a straight-line basis over five years. Goodwill is evaluated in each reporting period to determine if there were events or circumstances that would indicate inability to recover the carrying amount. Such evaluation is based on various analyses including discounted cash flows and profitability projections that necessarily involve management judgment.

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

2.   Significant Accounting Policies (continued)

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

     Accounting for Stock-Based Compensation

     The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123 (see Note 9(b)).

     New Financial Accounting Standards Board ("FASB") Pronouncements

     In June 2000 FASB issued Statement of Financial Accounting Standard ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal quarters and fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments and has not entered into any hedging activities.

     In September 2000 FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement establishes accounting and reporting standards for transfers of financial assets and whether control is surrendered. The Company accounts for transfers of financial assets, where control has been given up, as a sale.

     In June 2001 FASB issued SFAS No. 141, "Business Combinations". This Statement requires that all business combinations be accounted for by a single method - the purchase method. This Statement applies to all business combinations initiated after June 30, 2001. The Company has not yet initiated any business combinations.

2.   Significant Accounting Policies

     New Financial Accounting Standards Board ("FASB") Pronouncements (continued) In June 2001 FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" - This Statement eliminates amortization of such assets after they have been acquired and also addresses how such assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Instead of amortizing such assets they will be evaluated at least annually for impairment. Intangible assets that have limited useful lives will continue to be amortized over their useful lives such as the Company's patents and trademarks. This statement applies to fiscal years beginning after December 15, 2001. The Company's recorded goodwill was fully amortized prior to this statement coming into effect.

     In June 2001 FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not have such obligations.

     In October 2001 FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. This Statement is effective for fiscal years beginning after December 15, 2001. This Statement will apply to the Company's fiscal year beginning January 1, 2002.

     Income Taxes

     The Company has adopted the provisions of FASB's SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on the Company's financial statements. As of December 31, 2001 the Company has accumulated net operating losses in Canada and the United States available to offset future taxable income as scheduled below:

                           Canadian                  US
                            Losses      Expiration  Losses     Expiration
         Year                  $          Date        $           Date
         1995                87,000       2002        -
         1996               491,000       2003     240,000        2011
         1997               993,000       2004     202,000        2012
         1998               453,000       2005     650,000        2013
         1999               845,000       2006     152,000        2014
         2000-August 31   1,060,000       2007     444,000        2015
         2000-December 31   579,000       2007     517,000        2016
         2001               643,000       2008     688,000        2017
         --------------------------------------------------------------
                          5,151,000               2,893,000
         ==============================================================

     Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. If total losses were recognized the Company would receive a tax benefit of $3,500,000. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses in future years, therefore, a valuation allowance of $3,500,000 has been recognized.

3.   Restricted Cash

     In connection with a letter of guarantee, required under a long-term project bonding, the Company purchased a C$391,000 face value Bankers' Acceptance maturing March 7, 2002, yielding a 2% return, to be held as a bond for the letter of guarantee of C$390,809. Upon satisfaction of certain minor follow-up engineering this letter of guarantee will be extinguished and the cash will become unrestricted.

4.   Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost less accumulated depreciation.

                                                                    December 31,   December 31,
                                                                        2001           2000
                                                       Accumulated    Net Book        Net Book
                                            Cost       Depreciation    Value           Value
                                             $              $            $               $
     Computer equipment                   54,718         42,567       12,151         13,907
     Computer software                     9,378          6,270        3,108          3,380
     Display equipment                    33,016         33,016         -             1,809
     Office furniture and equipment       32,475         32,400           75          4,498
     Plant jigs, dies, moulds, tools
       and equipment                     129,080        100,547       28,533         30,803
     Leasehold improvements               93,439         18,682       74,757         31,811
                                         -------        -------      -------         ------
                                         352,106        233,482      118,624         86,208
                                         =======        =======      =======         ======

     Depreciation per class of asset:

                                                                   Twelve months   Four months
                                                                       ended         ended
                                                                    December 31,   December 31,
                                                                        2001          2000
                                                                         $             $
     Computer equipment                                                9,176          3,096
     Computer software                                                 1,465            546
     Display equipment                                                 1,809          2,201
     Office furniture and equipment                                    4,421          2,165
     Plant jigs, dies, moulds, tools and equipment                    17,493          7,309
     Leasehold improvements                                           18,682            445
                                                                      ------         ------

                                                                      53,046         15,762
                                                                      ======         ======

5.   Patents and Trademarks

     Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra Guard System. These costs are amortized over twenty years. Amortization for the year ended December 31, 2001 was $4,104 and for the four months ended December 31, 2000 was $822. Components of the Ultra Guard System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries. Translations and other requirements to formalize these patents will continue through the current fiscal year.

6.   Secured Liabilities

     Pursuant to a funding agreement $795,564 of accounts payable and $44,292 of accrued liabilities are secured by $839,856 of accounts receivable.

7.   Loans Payable

     a) At December 31, 2000, the Company had loans payable to "Elco Bank Clients" located in Nassau, Bahamas, of $431,036 including principal and interest. During fiscal 2001, further loans were received totalling $53,436 and interest of $46,944 was accrued. As at December 31, 2001 principal and interest totalled $531,416. These loans are unsecured, interest bearing at 10% per annum and due on demand.

     b) A loan payable of $115,000 plus accrued interest of $14,002 is unsecured, bears interest at 8% per annum and is due on demand.

     c) Loans payable of $200,000 plus accrued interest of $20,318 are unsecured and bear interest at 1% per month. The loan was due on May 21, 2001. The principal portion of the loan can be converted into common shares at $0.50 per share.

     d) A loan payable of $125,000 plus accrued interest of $12,863 is unsecured, bears interest at 13% per annum starting from December 20, 2001 and will rise by 1% for every month the loan remains outstanding.

     e) Loans payable of Cnd $92,000 (US$57,760) are secured by a general security agreement, bear interest at 8% per annum and will be due six months from the date of each advance. The loans are repayable between May 31, 2002 and June 26, 2002.


8.   Amounts Owing to Related Parties

     These amounts, totaling $525,467, represent unpaid wages and consulting for two directors. These amounts are due on demand, unsecured and non-interest bearing.


9.   Common Stock

                                                                            Additional
                                                                  Common      Paid-in
                                                      Shares       Stock      Capital
                                                         #           $           $
     Balance, December 31, 2000                   22,214,023   22,214     7,070,242

     Issuance of stock for expenses pursuant to
       the exercise of employee stock options        624,067      624       105,783
     Issuance of stock for cash pursuant to
       the exercise of employee stock options        554,716      556       127,670
     Issuance of stock for expenses at
       prices between $0.16 to $0.26 per share       349,375      349        77,844
     Issuance of stock for cash at prices
       between $0.15 to $0.50                      1,350,000    1,350       533,650
     Issuance of stock for expenses pursuant to
       exercise of warrants, at $0.136 per share      28,325       28         3,824
     Issuance of stock for expenses pursuant to
       exercise of warrants, at prices
       between $0.20 to $0.24 per share              342,095      342        77,744
     Issuance of stock for expenses pursuant to
       the Legal Services Plan (Note 9(d))         1,200,000    1,200       226,800
     Issuance of stock for certain patent rights
       pursuant to the Legal Services Plan (Note
       9(d))                                         225,000      225        42,525
     ------------------------------------------------------------------------------
     Balance, December 31, 2001                   26,887,601   26,888     8,266,082
     ==============================================================================

     (a)  Warrants outstanding as at December 31, 2001:

                         Exercise
     Class        #        Price            Expiry Date(s)

     "A"       2,880,459   $.30-$1.00   March 10, 2002 - December 20, 2003
     "B"       2,705,174   $.07-$.20    January 9, 2003 - December 3, 2003
     "C"       8,105,000   $0.24        October 3, 2010
     "D"       1,455,049   $0.40        June 2, 2002
     "E"       6,130,553   $.20-$.90    December 31, 2001 - December 3, 2003


          17,520 Class A warrants were issued at an exercise price of $.35 expiring April 8, 2002 in connection with a shares for debt agreement where 17,520 shares were issued at $.35 to settle $6,132 of debt.

          760,439 Class A warrants were issued at various exercise prices of $.40 to $.90 per share with various expiry dates of June 30, 2001 to December 20, 2003 pursuant to various private placements and stock options exercised.

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

          250,000 Class E warrants were issued at an exercise price of $.40 - $.90 per share pursuant to various private placements. These warrants expire from December 31, 2000 - February 20, 2003.

          100,000 Class A warrants were issued at an exercise price of $0.50 per share expiring December 15, 2003 for investor relations services. The value of the warrants on the date of issue was $34,690 which was charged to compensation expense.

          800,000 Class A warrants were issued during fiscal 2001 with an expiry date of December 8, 2002, 400,000 of these warrants have an exercise price of $0.60 per share and the balance of 400,000 have an exercise price of $1.00 per share. These warrants were issued pursuant to an Agreement for private placement financing and investor relations. The value of the warrants at the date of issue was $91,320 which was charged to compensation expense. The Agreement calls for a 7% finders fee to be paid pursuant to a private placement of units at $0.50 per unit. The Agreement also calls for an option to purchase 400,000 shares from an existing shareholder at an exercise price of approximately $1.10 per share for a period of one year.

          712,500 Class A warrants were issued in fiscal 2001 at an exercise price of $1.00 per share pursuant to various private placements. 645,000 of these warrants have an expiry date of February 7, 2003 and the remaining 67,500 have an expiry date of January 25, 2003. No value was placed on these warrants.

          390,000 Class A warrants were issued to a consultant at an exercise price of $0.30 per share expiring May, 2003 for website development, media services and other related services. The value of these warrants was $43,875 which is amortized to investor relations expense over one year. A total of $27,422 was charged during fiscal 2001.

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

          On October 3, 2000, 3,000,000 Class C warrants were issued pursuant to a Strategic Alliance and other agreements with US Filter's Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter ("US Filter") to market and sell under license Service Systems' UltraGuard ultraviolet disinfection technology for water and wastewater applications. The value of the 3,000,000 Class C Warrants issued totalled $656,700. This amount is being amortized to operations as a marketing expense at a rate of $65,670 per annum. A total of $49,252 was charged during fiscal 2001. These warrants were issued as follows:

          (i) 1,000,000 Class C warrants issued, exercisable at the lower of $0.97 per share or the fair market value of the Company's common stock at April 25, 2001 expiring October 31, 2011 and restricted from exercise for two years from October 3, 2000.

          (ii) 1,000,000 Class C warrants were issued at an exercise price of $1.00 per share, with expiry date of October 31, 2011 and restricted from exercise for two years from October 3, 2000.

          (iii) 1,000,000 Class C warrants were issued at an exercise price of $2.00 per share, with expiry date of October 31, 2011 and restricted from exercise for two years from October 3, 2000.

          In June 2001, the Company entered into a funding agreement with US Filter/Wallace and Tiernan Products Group. As a term of the funding agreement, the warrant exercise price on the above 3,000,000 warrants was reduced to $0.24 per share and the restriction from exercise period was changed from October 3, 2003 to October 31, 2001. The expiry date of these warrants was changed to October 3, 2010. In addition, 5,105,000 Class C warrants were issued with an exercise price of $0.24 per share and an expiry date of October 3, 2010. These additional warrants were issued because of certain funding criteria being met. The value of the 5,105,000 Class C warrants issued totalled $478,000. This amount is being amortized to operations as a financing expense at a rate of $47,800 per annum. A total of $29,875 was charged during fiscal 2001.

     (b)  Employee Stock Option Plan

          The common stock underlying the Employee Stock Option Plan, registering 1,588,000 shares for future issuance, was registered with the Securities Exchange Commission on October 6, 1997 on Form S-8.

          On December 5, 2000, three employees were granted stock options to acquire 115,075 shares at $0.35 per share, expiring December 5, 2002. During fiscal 2001, these options were exercised for proceeds of $40,276.

          On December 6, 2000, a consultant was granted stock options to acquire 100,000 shares at $0.40 per share, expiring December 6, 2002. These options were exercised during fiscal 2001 for proceeds of $40,000.

          On December 27, 2000, an employee was granted stock options to acquire 5,000 shares at $0.25 per share. These options were exercised in fiscal 2001 for proceeds of $1,250.

          On June 11, 2001, two consultants were granted stock options to acquire 310,751 shares at $0.22 per share. These options were exercised in fiscal 2001 for proceeds of $68,365.

          On June 21, 2001, two consultants were granted stock options to acquire 488,890 shares at $0.135 per share. These options were exercised in fiscal 2001 for proceeds of $66,000.

          On July 5, 2001, two consultants were granted stock options to acquire 35,000 shares at $0.181 per share. These options were exercised in fiscal 2001 for proceeds of $6,335.

          On October 10, 2001, ten employees were granted stock options to acquire 124,067 shares at $0.10 per share. These options were exercised in fiscal 2001 for proceeds of $12,407.

     These options were granted for services provided, or to be provided, to the Company. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

     The fair value of the employee's purchase rights under SFAS 123, was estimated using the Black-Scholes model.

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                           Twelve months      Four months
                                           ended December     ended December
                                           31, 2001           31, 2000
                                           $                  $
     Net loss
          As reported                     (1,831,701)       (1,067,854)
          Pro forma                       (1,951,925)       (1,067,854)

     Basic net loss per share
          As reported                           (.08)             (.05)
          Pro forma                             (.08)             (.05)

     (c)  Long-Term Equity Incentive Plan

          The Company has allotted 5,000,000 shares pursuant to a Long-Term Equity Incentive Plan approved and registered December 17, 1999. The Plan permits the grant of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock and Performance Shares.

     (d)  Legal Services Plan

          Pursuant to an S-8 Registration Statement filed and accepted on November 19, 2001 the Company issued 3,925,000 common shares at $0.19 per share pursuant to three separate contracts. Of these, a total of 2,500,000 shares have been cancelled as the related contract was never consummated.

10.  Segmented Information

     The business of the Company is carried on in one industry segment (See Note
     1).

     The Company operates in two geographic segments. The United States operations only consist of costs associated with debt and equity financing and being a public company.

                                             Twelve months ended                     Four months ended
                                              December 31, 2001                      December 31, 2000
                                              -----------------                      -----------------

                                                    United                                 United
                                       Canada       States       Total        Canada       States       Total
                                          $            $           $             $            $           $
Revenue                              1,651,040         -        1,651,040         -            -              -
Expense                              2,355,861    1,126,880     3,482,741      389,637      678,217      1,067,854
Loss                                  (704,821)  (1,126,880)   (1,831,701)    (389,637)    (678,217)    (1,067,854)
------------------------------------------------------------------------------------------------------------------

                                           As of December 31, 2001                As of December 31, 2000
                                           -----------------------                -----------------------

                                                    United                                 United
                                       Canada       States       Total        Canada       States       Total
                                          $            $           $             $            $           $
Identifiable assets                  1,941,284      22,988     1,964,272      799,866      18,038       817,904
Goodwill and patents                   105,894        -          105,894       50,527     444,661       495,188
---------------------------------------------------------------------------------------------------------------
Total assets                         2,047,178      22,988     2,070,166      850,393     462,699     1,313,092
===============================================================================================================

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


12.  Subsequent Events

     Subsequent to December 31, 2001:

     (a) the Company received $30,000 and issued 300,000 common shares at $.10 per common share pursuant to a private placement.

     (b) the Company received $1,208 in December 2001, and issued 16,564 common shares at $.10 per common share pursuant to the exercise of options.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                      PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

--------------------------------------------------------------------------------
Name                    Age        Position
--------------------------------------------------------------------------------
Kenneth E. Fielding     51         Director, President, and President of UV
                                   Systems Technology, Inc.
John R. Gaetz           62         Director, Secretary-Treasurer and Vice-
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

Service Systems or its subsidiary, UVS, employs the Executive Officers of the Company full-time. See "Executive Compensation."

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

                                            SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
    (1)            (b)           (c)           (d)           (e)           (f)           (g)           (h)
                                                                                 Restricted
Name and                                                                Other     Securities                        All
Principal                                                   Annual      Stock    Underlying     LTIP             Other
Position                                                    Compen     Award(s)   Options      Payouts           Compen
                                                            -sation                                              sation
                  Year       Salary ($)      Bonus ($)       ($)         ($)       (SARs)        ($)               ($)
Kenneth Fielding
President,
CEO and
President
of UVS Inc.       1998       49,422*         0                    0      0         150,500       0                 0
                  1999       53,218          0               45,000*     0               0       0                 0
                  2000       57,143**        0               54,000*     0               0       0                 0
   4 month        2000       19,731          0               18,000*     0               0       0                 0
                  2001      112,329***

  * Accrued
 ** Accrued 32,318
*** Accrued 87,329

No options were granted to the named executive officer during the 2001 fiscal year or the transition period.

The following table sets forth information with respect to the individual grants of stock options made during the fiscal year ended August 31, 2000, the transition period from August 31, 2000 to December 31, 2000 to each of our named Executive Officers. During the year ended December 31, 2001 stock option totaling 200,000 shares were cancelled.:

--------------------------------------------------------------------------------
                                                                    VALUE OF
                                                    NUMBER OF      UNEXERCISED
                                                   UNEXERCISED     IN-THE-MONEY
                                                    OPTION AT       OPTIONS AT
                       SHARES                      DEC 31, 2001    Dec 31, 2000
                      ACQUIRED                     YEAR END (#)     YEAR END($)
                         ON            VALUE        EXERCISED/       EXERCISED/
    NAME             EXERCISE (#)     REALIZED     UNEXERCIZED      UNEXERCIZED
    (A)                  (B)            (C)             (D)              (E)
--------------------------------------------------------------------------------
Kenneth E. Fielding   150,500            -            200,000             -
 Fiscal 2000
--------------------------------------------------------------------------------

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

                                     December 31, 2000        December 31, 2001

NAME AND ADDRESS               SHARES        PERCENT       SHARES        PERCENT
OF BENEFICIAL               BENEFICIALLY       OF       BENEFICIALLY       OF
OWNER (1)                     OWNED (2)      CLASS       OWNED (2)        CLASS
--------------------------------------------------------------------------------
Kenneth E. Fielding         2,659,904 (3)     12.0%      2,659,904 (3)     9.9%

John R. Gaetz               3,594,062 (4)*    16.2%      3,594,062 (4)    13.4%

MDS Ventures Pacific, Inc   1,404,109 (5)(7)   6.3%      1,404,109 (5)(7)  5.2%

Working Opportunity Fund    2,809,723 (6)(7)  13.0%      2,809,723 (6)(7) 10.45%
(EVVC) Ltd

All officers and directors
 as a group                 6,253,966(3&4)    28.2%      6,253,966(3&4)   28.2%
* incorrectly reported as 3,794,062
--------------------------------------------------------------------------------

(1) The address for all shareholders is in care of the company at 201 - 11 Burbidge Street, Coquitlam BC, Canada, V3K 7B2. The Company's address will change on March 23, 2002 ( approx.), to 2nd Floor 5763 - 203A Street, Langley British Columbia, Canada V3A 1W7

(2) A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by that person and that are exercisable within 60 days from the date of this Annual Report have been exercised.

(3) Includes, 7,000 of these shares owned by Mr. Fielding's minor daughter and 1,243,445 shares which Mr. Fielding has the right to acquire at a price of $0.20 under immediately exercisable E Warrants.

(4) Includes 600,000 shares which Mr. Gaetz has the right to acquire at a price of $0.40 under immediately exercisable warrants, 20,000 shares which Mr. Gaetz has the right to acquire at a price of $0.40 (reduced in fiscal 2000 from $0.60) under immediately exercisable warrants, 341,037 shares which Mr. Gaetz has the right to acquire at a price of $0.40 under immediately exercisable E Warrants, 1,487,718 shares warrants issued to Mr. Gaetz in exchange for an option agreement held with UVS; to acquire 5% of the outstanding shares of UVS, which Mr. Gaetz has the right to acquire at a price of approx $0.07 under immediately exercisable B Warrants and 33,770 shares owned by Mr. Gaetz's wife.

(5) Shares acquired under an agreement dated February 14th, 2000, issued in exchange for debt and the acquisition of MDS Venture Pacific, Inc's 24.65% ownership of UVS.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1995, Service Systems was acquired by eight Canadian and European individuals. The individuals intended to develop the Company into the United States marketing arm for UVS Ultra Guard UV system. We issued 1,600,000 shares of our restricted common stock to these individual stockholders, including one of our officers as reimbursement of cash advanced by them to others for expenses related to the acquisition. See "Service Systems Background." Mr. Fielding may be considered to be a promoter of Service Systems.

In connection with Service Systems' acquisition in 1996 of UVS in exchange for their UVS shares, our common stock was issued to: Kenneth Fielding (a Director and Executive Officer) 11,257 shares; John Gaetz (a Director and Executive Officer), 600,000 shares and 600,00 warrants for Common Stock; In addition, common stock was issued to adult relatives of Mr. Gaetz: his wife, C.A. Gaetz, 33,700 shares; his brother, F. Gaetz, 901 shares; his brother, Jim G. Gaetz, 4,503 shares; and his daughter, L.L. Alentejano, 5,629 shares.

Since the acquisition of Service Systems by the investor group in 1995 until December 31, 2001, the following Directors, Executive Officers, and greater than 5% shareholders, have made loans to us for additional working capital: John R Gaetz, $266,618 and Ken Fielding $250,974.

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

Exhibit Number    Description                                   Method of Filing

   (3)(i)         Articles of Incorporation (1)

   (3)(ii)        Bylaws, as amended (2)

  (10)(iii)       Agreement between Douglas Sommerville
                  and Company dated 12/6/96 (3)

  (10)(iv)        Agreement between John Gaetz and the
                  Company dated 12/6/96 (4)

  (10)(v)         Sample Agreement among minority
                  Shareholders of UV Systems
                  Technology, Inc. and the Company
                  each dated 2/28/97 (5)

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

  (10)(vii)       Sales Representation Agreement
                  between UV Systems Technology,
                  Inc. and "The Representative" (2)

  (10)(viii)      Exclusive Distributorship Agreement
                  Between UV Waterguard Systems, Inc.
                  and Chiyoda Kohan Co., Ltd., and NIMAC
                  Corporation. (2)

  (10)(ix)        1997 Stock Option Plan (4)

  (10)(x)         Interim Funding Agreement
                  between UVS, MDS and WOF (5)

  (10)(xi)        Letter Agreement between Service
                  Systems and Elco Bank and Trust
                  Company Limited (5)

  (10)(xii)       Loan Agreement between the Company
                  and TD Bank (6)

  (10)(xiii)      Service Systems 1999 Long-Term
                  Equity Incentive Plan (7)

  (10)(xiv)       Letter Agreement between Service
                  Systems, UVS, MDS and WOF dated
                  Feb 13, 2000 (7)

  (10)(xv)        Lease dated October 2000 between
                  Service Systems, UV Systems and
                  Slough Estates Canada Limited (8)

  (10)(xvi)       Legal Services Plan between Rosenfeld,
                  Goldman & Ware, Inc filed on November
                  19, 2001

  (11)            Statement Regarding Computation               Filed Herewith
                  of Per Share Earnings                         Electronically

  (21)            Subsidiaries of the Corporation:
                  UV Systems Technology, Inc.,
                  incorporated in British Columbia,
                  Canada

  (23)            Consent of Manning Elliott                    Filed Herewith
                                                                Electronically

(1) Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997
(2) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3) Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
(4) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.
(7) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
(8) Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.

(b)   Reports on Form 8-K
      The Company filed two reports on Form 8-K , filed on January 25, 2001 reported the Strategic Alliance between Service Systems, UV Systems and USFilter/Wallace & Tiernan, and on June 18, 2001 reported a Procurement Assistance Services between Service Systems, UV Systems and USFilter/ Wallace & Tiernan

                                       SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


           SERVICE SYSTEMS INTERNATIONAL, LTD.


           /s/ Kenneth R. Fielding
           -------------------------------
           Kenneth R. Fielding, President



Date: May 3, 2002                 /s/ Kenneth R. Fielding
-----------------                 -------------------------------
                                  Ken Fielding, Director



Date: May 3, 2002                 /s/ John R Gaetz
-----------------                 -------------------------------
                                  John R Gaetz, Director

EXHIBIT 11



                      Service Systems International, Ltd.
                        Computation of Per-Share Income
                             Treasury Stock Method
                            As Modified for 20% Test



                                                  Period Ended December 31, 2001
                                                  ------------------------------


Weighted average number of shares outstanding                        24,219,000
                                                                   ============


Total common and common equivalent shares                            26,887,601
                                                                   ============


Net income (loss) for the period                                   $ (1,831,701)
                                                                   ============


Loss per common and common equivalent shares                       $      (0.07)
                                                                   ============




Earnings per share:

The earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.

EXHIBIT 23


                         Consent of Independent Auditors
                         -------------------------------



Service Systems International, Ltd.
2800 Ingleton Avenue, Burnaby, BC  V5C 6G7, Canada


We do hereby consent to the use of our audit report on the consolidated financial statements of Service Systems International, Ltd. as of and for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10KSB for its fiscal year ended December 31, 2001.


Dated this 3rd day of May, 2002

MANNING ELLIOTT
Chartered Accountants
Vancouver, BC, Canada

/s/ Manning Elliott
---------------------------------------------