Form 10QSB
period 2002-03-31
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2002-06-18
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             FORM 10-QSB

    [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended March 31, 2002

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ---------------------

    Commission file number
                           ------------------------------------

                  SERVICE SYSTEMS INTERNATIONAL, LTD.
              Name of Small Business Issuer in Its Charter

NEVADA                                          88-0263701
State of Incorporation                          I.R.S. Employer
                                                Identification No.

2nd Floor, 5763 203A STREET,
LANGLEY, B.C., CANADA                           V3A 1W7
Address of Principal Executive Offices          Zip code

604-539-9398
Issuer's Telephone Number

202 - 11 Burbridge Street, Coquitlam, B.C. Canada  V3K 7B2
            (Former Address of Registrant)

Securities registered under Section 12(b) of the Act:
NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE
Title of class

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,254,165 as of June 17, 2002.

                                   INDEX
-----------------------------------------------------------------------------


PART I   Financial Information

Item 1.  Consolidated Financial Statements.
---------------------------------------------

Consolidated Balance Sheets as of March 31, 2002
   and 2001 (unaudited)                                                        3

Consolidated Statements of Operations for the three months ended
   March 31, 2002 and 2001 (unaudited)                                         4

Consolidated Statements of Cash Flows for the three months ended
   March 31, 2002 and 2001 (unaudited)                                         5

Notes to the Financial Statements                                        6 to 13

Item 2.  MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITIONS                                       14 to 22

Part II  OTHER INFORMATION                                                    22

ITEM 1.  LEGAL PROCEEDINGS                                                    22

ITEM 2   CHANGES IN SECURITIES                                                22

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                       23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  23

ITEM 5.  OTHER INFORMATION                                                    23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  23-24

Signatures                                                                    25

Exhibit 11                                                                    26

Service Systems International, Ltd.
Consolidated Balance Sheets

                                                       March 31,    December 31,
                                                         2002           2001
                                                     (Unaudited)      (Audited)
ASSETS                                                    $               $

Current Assets
   Cash                                                   1,063               -
   Short-term investments - restricted (Note 3)         244,471         244,599
   Accounts receivable (Note 6)                         943,608         254,154
   Inventory and contract work in progress              197,408         254,154
   Prepaid expenses and deposits                        156,141         230,151
                                                     ----------      ----------

Total Current Assets                                  1,542,691       1,845,648
Property, Plant and Equipment (Note 4)                  105,521         118,624
Other Assets
   Patents and trademarks (Note 5)                      104,345         105,894
                                                     ----------      ----------

Total Assets                                          1,752,557       2,070,166
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Cheques issued in excess of funds on deposit             -             4,539
   Accounts payable (Note 6)                          1,118,378       1,130,572
   Accrued liabilities                                  106,510         130,674
   Wages and vacation pay payable                        69,071          70,566
   Customer deposits                                      6,273         121,396
   Loans payable (Note 7)                             1,140,689       1,076,419
   Amounts owing to related parties (Note 8)            586,299         525,467
                                                     ----------      ----------

Total Current Liabilities                             3,027,220       3,059,633
                                                     ----------      ----------

Stockholders' Deficit

Common stock, (Note 9) $.001 par value,
   50,000,000 shares authorized,
   26,904,165 and 26,887,601 issued and
     outstanding respectively                            26,904          26,888
   Additional paid-in capital                         8,267,722       8,266,082
   Common shares paid for but unissued                    2,600         390,600
   Common shares allotted for license but unissued          -           255,875
   Stock based compensation                             295,211         255,875
                                                     ----------      ----------
Deficit                                              (9,864,500)     (9,539,521)
                                                     ----------      ----------

Total Stockholders' Deficit                          (1,274,663)       (989,467)
                                                     ----------      ----------

Total Liabilities and Stockholders' Equity            1,752,557       2,070,166
                                                     ==========      ==========
Contingency (Note 1 and 11)
Subsequent Events (Note 12)

                    (See accompanying notes to financial statements)

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit



                                                   Three Months     Three Months
                                                      ended            ended
                                                  Mar. 31, 2002    Mar. 31, 2001
                                                        $                $
                                                    (Unaudited)      (Unaudited)

Project Revenue                                          34,893         407,719

Project Costs                                            31,636         240,715
                                                     ----------      ----------

Gross Profits before adjustment                           3,257         167,004

Additional Project Costs                                55,578              -

Manufacturing Costs Not Applied                         21,9321          11,012
                                                     ----------      ----------

                                                        (74,253)        155,992
                                                     ----------      ----------
Expenses
   Amortization of goodwill                                 -           121,270
   Foreign exchange                                       5,947          11,779
   General and administrative                           163,486         206,030
   Interest                                              27,756          16,048
   Research and development                              16,096          82,452
   Selling                                               37,441          66,607
                                                     ----------      ----------

Total Expenses                                          250,726         504,186
                                                     ----------      ----------

Net Loss for the period                                 324,979         348,194
                                                     ==========      ==========

Net Loss per share                                        (0.01)          (0.02)
                                                     ==========      ==========

Weighted Average Number of Shares Outstanding        26,904,000      22,426,000
                                                     ==========      ==========

(Diluted loss per share has not been presented as the result is anti-dilutive)

                    (See accompanying notes to financial statements)

Service Systems International, Ltd.
Consolidated Statements of Cash Flows

                                                   Three Months     Three Months
                                                      ended            ended
                                                  Mar. 31, 2002    Mar. 31, 2001
                                                        $                $
                                                    (Unaudited)      (Unaudited)


Cash Flows to Operating Activities
   Net loss                                            (324,979)       (348,193)

Adjustments to reconcile net loss to cash
   Amortization of goodwill                                 -           121,270
   Depreciation and amortization                         14,547          15,751
   Foreign exchange                                       5,947          11,779
   Common stock issued for expenses                       1,656          40,000
   Accrual of interest                                   29,386          18,875
   Stock based compensation                              39,336             -

Change in non-cash working capital items
   Decrease increase in accounts receivable             173,136        (350,818)
   Decrease in inventory and contract
     work in progress                                    56,746          65,417
   Decrease (increase)in prepaid expenses and deposits   74,010)        (62,552)
   Decrease (increase) in accounts payable,
     accrued liabilities, wages and vacation
     pay payable and customers' deposits               (163,047)         97,499
                                                     ----------      ----------

Net Cash Used in Operating Activities                   (93,262)       (390,972)
                                                     ----------      ----------

Cash Flows (to) from Investing Activities
   Reduction (acquisition) of short-term investment -
     restricted                                             218             246
   Additions to patents and trademarks                      -            (8,794)
   Acquisition of capital assets                            -           (25,997)
                                                     ----------      ----------

Net Cash Used in Investing Activities                       218         (34,545)
                                                     ----------      ----------

Cash Flows from (to) Financing Activities
   Common stock issued                                      -            39,065
   Increase in loans payable                             39,023         363,888
   Increase in amounts owing to related parties          60,832          10,790
   (Decrease)increase in share subscriptions received    (1,209)         55,000
                                                     ----------      ----------

Net Cash Provided by Financing Activities                98,646         468,743
                                                     ----------      ----------

Increase in Cash                                          5,602          43,226

Cash - Beginning of Period                               (4,539)         30,219
                                                     ----------      ----------

Cash - End of Period                                      1,063          73,445
                                                     ==========      ==========

Non-Cash Financing Activities
   16,564 shares were issued to settle debts
    at $0.10 per share                                    1,656             -
   100,000 shares were issued to settle debts
    at $0.40 per share                                      -            40,000
                                                     ==========      ==========

Supplementary Information
   Cash paid for interest                                   324           1,014

   Cash paid for income taxes                               -              -

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

Operating activities have not generated profitable operations since inception and the Company has a working capital deficit of $1,465,711 as at March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

In order to reduce overhead the Company has tentatively reached an agreement with the Clearwater Group ("Clearwater"). Clearwater will assume the manufacturing of any new Ultra Guard water treatment systems to be supplied to their strategic alliance partner, US Filter. Clearwater will also provide warranty services on any previous Ultra Guard water treatment systems. The Company will receive a royalty based on a percentage of sales volume. In anticipation of this the Company has moved from its manufacturing location and reduced level of staff in production, engineering and support.


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

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


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

ii)   Translation of foreign subsidiary balances:

Monetary balance sheet items of UVS are translated into US dollars at the rate of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss and are included separately in operations.

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

Accounting for Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees,"and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123.

Interim Financial Statements

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

3.   Restricted Cash

In connection with a letter of guarantee, required under a long-term project bonding, the Company purchased a C$391,000 face value Bankers' Acceptance maturing June 4, 2002, yielding a 2% return, to be held as a bond for the letter of guarantee of C$390,809. Upon satisfaction of certain minor follow-up engineering this letter of guarantee will be extinguished and the cash will become unrestricted.

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


4.   Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation.

                                                                      March 31,   December 31,
                                                                        2002           2001
                                                       Accumulated    Net Book        Net Book
                                            Cost       Depreciation    Value           Value
                                             $              $            $               $
                                                                    (Unaudited)   (Unaudited)
     Computer equipment                   54,718         45,413        9,305         12,151
     Computer software                     9,378          6,270        3,108          3,380
     Display equipment                    33,016         33,016         -               -
     Office furniture and equipment       32,475         32,475          -              75
     Plant jigs, dies, moulds, tools
       and equipment                     129,080        105,601       23,479         28,533
     Leasehold improvements               93,439         23,350       70,089         74,757
                                         -------        -------      -------         ------
                                         352,106        246,585      105,521        118,624
                                         =======        =======      =======        =======

     Depreciation per class of asset:

                                                                        Three months ended
                                                                      March 31,     March 31,
                                                                        2002          2001
                                                                         $             $
                                                                    (Unaudited)   (Unaudited)
     Computer equipment                                                2,845          2,087
     Computer software                                                   460            242
     Display equipment                                                   -            1,651
     Office furniture and equipment                                       75          1,532
     Plant jigs, dies, moulds, tools and equipment                     5,054          4,447
     Leasehold improvements                                            4,668          5,073
                                                                      ------         ------

                                                                      13,102         15,030
                                                                      ======         ======

5.   Patents and Trademarks

Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra Guard System. These costs are amortized over twenty years. Amortization for the three months ended March 31, 2002 was $1,445 and for the three months ended March 31, 2001 was $721. Components of the Ultra Guard System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries. Translations and other requirements to formalize these patents will continue through the current fiscal year.

6.   Secured Liabilities

Pursuant to a funding agreement $747,194 of accounts payable are secured by $747,194 of accounts receivable.


7.   Loans Payable

a) At March 31, 2002, the Company had loans payable to "Elco Bank Clients" located in Nassau, Bahamas, of $531,416 including principal and interest. During the first three months of fiscal 2002, interest of $11,972 was accrued, bringing the loans payable balance to $543,387. These loans are unsecured, interest bearing at 10% per annum and due on demand.

b) A loan payable of $115,000 plus accrued interest of $16,512 is unsecured, bears interest at 8% per annum and is due on demand.

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


c) Loans payable of $200,000 plus accrued interest of $26,675 are unsecured and bear interest at 1% per month. The loan was due on May 21, 2001. The principal portion of the loan can be converted into common shares at $0.50 per share.

d) A loan payable of $125,000 plus accrued interest of $17,331 is unsecured, bears interest at 13% per annum starting from December 20, 2001 and will rise by 1% for every month the loan remains outstanding.

e) Loans payable of Cnd $151,454 (US$95,002) plus accrued interest of $1,782 are secured by a general security agreement, bear interest at 8% per annum and will be due six months from the date of each advance. The loans are repayable between May 31, 2002 and June 26, 2002.


8.   Amounts Owing to Related Parties

These amounts, totalling $586,299, represent unpaid wages, loans and consulting for two directors. These amounts are due on demand, unsecured and non-interest bearing.


9.   Common Stock

                                                                            Additional
                                                                  Common      Paid-in
                                                      Shares       Stock      Capital
                                                         #           $           $
--------------------------------------------------------------------------------------
     Balance, December 31, 2001(audited)          26,887,601   26,888     8,266,082

     Issuance of stock for expenses pursuant to
      the exercise of employee stock options          16,564      16          1,640
--------------------------------------------------------------------------------------
     Balance, March 31, 2002 (unaudited)          26,904,165  26,904      8,267,722
======================================================================================


(a)   Warrants outstanding as at March 31, 2002:

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

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


9.   Common Stock (continued)

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

390,000 Class A warrants were issued to a consultant at an exercise price of $0.30 per share expiring May, 2003 for website development, media services and other related services. The value of these warrants was $43,875 which is amortized to investor relations expense over one year. A total of $10,969 was charged during the first three months of fiscal 2002.

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

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


9.   Common Stock (continued)

On October 3, 2000, 3,000,000 Class C warrants were issued pursuant to a Strategic Alliance and other agreements with US Filter's Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter ("US Filter") to market and sell under license Service Systems' UltraGuard ultraviolet disinfection technology for water and wastewater applications. The value of the 3,000,000 Class C Warrants issued totalled $656,700. This amount is being amortized to operations as a marketing expense at a rate of $65,670 per annum. A total of $16,418 was charged during first three months of fiscal 2002. These warrants were issued as follows:

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

In June 2001, the Company entered into a funding agreement with US Filter/Wallace and Tiernan Products Group. As a term of the funding agreement, the warrant exercise price on the above 3,000,000 warrants was reduced to $0.24 per share and the restriction from exercise period was changed from October 3, 2003 to October 31, 2001. The expiry date of these warrants was changed to October 3, 2010. In addition, 5,105,000 Class C warrants were issued with an exercise price of $0.24 per share and an expiry date of October 3, 2010. These additional warrants were issued because of certain funding criteria being met. The value of the 5,105,000 Class C warrants issued totalled $478,000. This amount is being amortized to operations as a financing expense at a rate of $47,800 per annum. A total of $11,950 was charged during the first three months of fiscal 2002.

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

On October 10, 2001, 2 employees were granted stock options to acquire
16,564 shares at $0.10 per share. These options were exercised in fiscal 2002 for proceeds of $1,640.

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


9.   Common Stock (continued)

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

If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                           Three months       Three months
                                           ended March        ended December
                                             31, 2002           31, 2001
                                               $                  $
                                           (Unaudited)        (Unaudited)
     Net loss
          As reported                       (324,979)         (1,831,701)
          Pro forma                         (324,979)         (1,951,925)

     Basic net loss per share
          As reported                           (.01)             (.08)
          Pro forma                             (.01)             (.08)

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

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


10.   Segmented Information

The business of the Company is carried on in one industry segment (See Note 1).

The Company operates in two geographic segments. The United States operations only consist of costs associated with debt and equity financing and being a public company.


                                             Three months ended                    Three months ended
                                              March 31, 2002                         March 31, 2001
                                              -----------------                      -----------------

                                                    United                                 United
                                       Canada       States       Total        Canada       States       Total
                                          $            $           $             $            $           $
Revenue                                 62,588         -           62,588     407,719          -         407,719
Expense                                247,497      140,070       387,567     465,017       290,895      755,912
------------------------------------------------------------------------------------------------------------------
Loss                                  (184,909)    (140,070)     (324,979)    (57,298)     (290,895)     (348,193)
------------------------------------------------------------------------------------------------------------------

                                             As of March 31, 2002                As of March 31, 2001
                                             -------------------                 ---------------------

                                                    United                                 United
                                       Canada       States       Total        Canada       States       Total
                                          $            $           $             $            $           $
Identifiable assets                  1,479,583     168,629     1,648,212    1,154,605      52,606     1,207,211
Goodwill and patents                   104,345        -          104,345       50,527     323,391       381,991
---------------------------------------------------------------------------------------------------------------
Total assets                         1,583,928     168,639     1,752,557    1,213,205     375,997     1,589,202
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


12.   Subsequent Events

Subsequent to March 31, 2002 the Company received $35,000 and issued 350,000 common shares at $0.10 per common share pursuant to private placements.

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

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the fiscal year ended August 31, 2000, the client ordered changes to its UV system amounting to C$31,200 and C$45,952, all of which was prepaid. C$31,200 of the work was completed in fiscal 2000. The work to be completed includes replacement lamp controllers, which are in construction for the Single Lamp Reactors but will require addition features for remote location mounting to replace the controllers at this location. This work was expected to be completed in August 2001, but will be delayed due to delayed delivery of materials from suppliers, until the first quarter of fiscal 2002. In February we were informed that the New Zealand customer embarked on a consolidation of a number of wastewater plants. Until the size of the combined wastewater plant is known and the systems layout is know, we have stopped work of the order and have applied the payment of $45,952 against an accounts receivable for this customer.

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

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000 (approximately $466,000). The project is now delivered and operating on demand. As this system is used only when high rainfall and storm runoff occurs, demand for it's operating is infrequent. Since installation, we are informed of two storm events which required the UV system to be activated. This UV system delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and is used for disinfection of CSO before discharge into Lake Ontario.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order valued at over C$1,100,000 (approximately $748,000.) in March 1999. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The UV system delivery was completed in January 2002 and installed during February and March for operation starting May 15, 2002. Problems were encountered with the field wiring which affected the operating software. As well, problems were encountered with the installation of some of the structural components. At this time, four of the five channels (48 of the 60 lamps) have been operated. The balance of the system is being completed.

Purchase orders for two additional UV systems valued at approximately C$150,000 (approximately $96,000) were produced during the 2000-2001 period and delivered into the Province of Ontario. One project was delivered in May 2000. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about $258,000. These two systems are to be delivered in the fourth quarter of fiscal 2001.

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

During the fiscal year ended August 31, 2000, Service Systems began development to reconfigure its UV system. In the quarter ended March 31, 2001, Service Systems produced the prototype of a new UV product line, the Ultra-Flow Single amp Reactor (SLR. The SLR, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, incorporates Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp, and the patented flow balanced weir. It encompasses layout flexibility, infinite automatic flow control and monitoring, and future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password-protected, Internet-based, web-monitored, microprocessor control, which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection. As part of this SLR development, Service Systems proceeded on the development of a High Voltage Power Controller with increased power and lamp striking voltage. The work on this component of the SLR was slower than anticipated, the result of which is the rescheduling of jobs in progress. Production units have now been manufactured at Service System' factory and have been tested and accepted for installation into the SLR products. These Power Controller have been installed into all SLR ultraviolet system currently delivered and into those systems currently on order for delivery by the end of fiscal 2001.

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

During this quarter we made a major move to reduce our overheads. Having completed the delivery of the UV systems that were produced during 2000 to January 2002, we searched out a partner to work with on production of future UV systems orders. We were fortunate to find The Clearwater Group for this purpose. Clearwater is engaged in the water industry, targeting the treatment of potable water for smaller towns to which they provide complete packaged treatment plants. Clearwater will assume the manufacturing of new UV project supplying these to our Strategic Alliance partner, USFilter. Clearwater will also provide warranty services on the previously delivered UV products. Service Systems will be paid a royalty on sales, the percentage being related to sales volume. This association with Clearwater as our manufacturing partner permitted the company to move from its' factory and reduce staff level in production, engineering and support. A number of key production staff moved to the Clearwater facility to assist in setting up for this manufacturing responsibility. The remaining staff at Service Systems works in a liaison and support role between USFilter and Clearwater.

We anticipate recent US and world events will accelerate the use of ultraviolet products for use in drinking water applications, and as well, in air treatment, both for surface and ventilation. As a result of this, our company has started research and development of products to be used in these applications. UV units for the drinking water market will target application such as point of entry
(POE) and point of use (POU). POE UV systems will treat water at the entry point into single-family homes or apartment complex. POU systems will treat water at selected points within the home using a system installed under the sink. Both POE and POU will use of various combinations of filters and an ultraviolet sterilizer. Additional types of systems that are being looked at for exploitation are; 1) Air systems for ventilation will use ultraviolet lamps and filtration, installed within ventilation ducts, and; 2) Surface disinfections systems which will use ultraviolet systems mounted above and/or under conveyors to disinfect articles such as food and drink packaging container while moving on the conveyor. Other applications could include external disinfection of mail or packages mounted on a conveyor. Ultraviolet will not penetrate the envelope or the wrappings to disinfect the contents of the package but is applicable to external surface disinfection.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2002.

Three months ended March 31, 2002 compared to the three months ended March 31, 2001.

    Revenues. During the first quarter of fiscal 2002, we reported revenues of $34,893 compared to revenues of $407,719 being reported in the first quarter of fiscal 2001, a decrease of $372,826 or 91%. The decrease was as a result of the reduced activity in the sales and manufacturing of projects as they have been completed and shipped in the prior fiscal year.

    Direct Project Costs. Project costs recorded during the first quarter of fiscal 2002 amounted to $31,636 compared to $240,715 during the first quarter of fiscal 2001, a decrease of $209,079 or 87%. The decrease of costs incurred resulted from reduced production activity due to decrease in sales.

    Gross Profit before adjustment. Gross profits dropped to $3,257 during the first quarter of fiscal 2002, compared to $167,004 recorded during the first quarter of fiscal 2001. The decrease was due to the decrease in sales.

   Additional Project Costs. During the first quarter of fiscal 2002, additional costs incurred relating to systems shipped in 2001 amounted to $55,578 as compared to nil or 100% increase over the comparable period of the prior fiscal period.

    Manufacturing Costs Not Applied. Manufacturing costs not applied are annual plant overhead costs that are not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. For the first quarter of fiscal 2002, we reported $21,932 of these costs, a decrease of $10,920 or (99%), from $11,012 in the comparable period of the prior year. This decrease occurred due to lack of sales in the first quarter, which resulted in the overhead costs not applied directly against project costs. The reported amounts represent manufacturing costs such as facilities, plant personnel, power, etc. which continue irrespective of manufacturing activity.

    Selling Expenses. For the first quarter of fiscal 2002, we reported selling expenses of $37,441, a decrease of $29,166, or 44%, from $66,607 reported in the comparable period of the prior year. The decrease was due mainly to the lack of activity in Marketing that resulted in reduced expenses of $45,584. This $45,584 decrease was reduced by the recording in the first quarter of 2002 of the stock based compensation of $16,418 resulting from the Strategic Alliance signed with USFilter/WT.

    General and Administrative Expense. For the first quarter of fiscal 2002, we reported general and administrative expense of $163,486, a decrease of $42,544, or 21% from $206,030 reported in the comparable period of the prior year. This decrease resulted primarily in the decreased legal fees, decreased finders fees paid to fund raisers and a recovery of bad debts from an account that was written off in the prior years.

    Research and Development Expense. For the first quarter of fiscal 2002, we reported research and development expense of $16,096, a decrease of $66,356, or 80%, from $82,452 in the comparable period of the prior fiscal period. The decrease in R & D activities was due to the reduction of costs related to the development of the of the Single Lamp Reactor UV system. Cost include items such as design, engineering and prototyping expenses for mechanical and structural components as well as printed circuit boards and computer based software for the web based operating system of the single lamp reactor product. These costs and all other R & D activities were fully expensed during the fiscal 2001 and 2002.

    Amortization of Goodwill. For the first quarter of fiscal 2002, there was no amortization of goodwill as it had been fully amortized in the fourth quarter of 2001 compared to the $121,270 for the comparable period of the prior fiscal period. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS.

    Interest, Net of Interest Income. For the first quarter of fiscal 2002, we reported interest, net of interest income, of $27,756, an increase of $11,708, or 73%, from $16,048 reported in the comparable prior fiscal period. The increase was due to interest costs on additional loans required to fund manufacturing to complete shipments during the quarter 2002.

    Foreign Exchange Translation Loss. For the first quarter of fiscal 2002, we reported a foreign exchange translation loss of $5,947, a decrease of $5,832, or 50%, over $11,779 in the comparable prior fiscal period.

   Net Loss for the Period. For the first quarter of fiscal 2002, we reported a net loss for the period of $324,979, a decrease of $23,215, or 7% over $348,194 in the comparable period of fiscal 2001. The decrease in net loss was due primarily to goodwill having been fully amortized in the prior fiscal year, recovery of bad debts, decrease in the loss in foreign exchange accounts and reduced activity which resulted in decreased general and administrative expenses, decreased engineering and prototyping expenses, decreased selling expenses, in spite of the fact that there was a reduction of gross profit from lack of sales during the first quarter of 2002, compared to the amortization of goodwill during the comparable period of the prior fiscal period.


    Net Loss per Share. For the first quarter of fiscal 2002, we reported a net loss per share for the period of $0.01, a decrease of $0.01, or 100%, from $0.02 in the comparable period of prior year. The net loss per share decreased mainly as a result of the net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2002 and partly due to the decrease in net loss.



LIQUIDITY

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of royalty receivables if and when sales are made. In addition, we are dependent on sales to a licensee, which is obligated to purchase agreed upon system components, and on awards of water treatment system contracts for non-recurring projects. Many of our contracts may be expected to include provision for hold back, entitling the other party to the contract to withhold a specified portion of the payment for a given period of time until after completion of a project. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

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

We financed our operations during this fiscal period from short-term loans, loans from related parties and minority shareholders of Service Systems, and from the proceeds of a Funding Agreement entered into on June 1, 2001 with USFilter/Wallace & Tiernan Inc. During this fiscal period USFilter/Wallace & Tiernan Inc. has provided about $47,088 in project funding. The funds advanced by USFilter/Wallace & Tiernan Inc. will be repaid from customer payments received on completion of the installation.

We expect that during fiscal 2002, sales should increase, as a result of the signed Strategic Alliance with US Filter, the relationship established with The Clearwater Group and our Korean Licensee. We expect these activities will generate royalty revenues in the later part of 2002. Also, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the expansion of our market in territories not already covered and in potable water industry activities. Except as previously indicated and although arrangements have not been completed to raise funds we continue to actively seek funding sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

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

Item 2. Changes in Securities

Service Systems issued the following shares of common stock to two Canadian employees under the Employee Stock Option Plan - S-8 filed on October 6, 1997.

Date               Shares     Residence/     Consideration                       Exemption
Exemption                     Citizenship    Valued at
------------------------------------------------------------------------------------------
25 Jan 2002        16,564      Canadian     Exercised Options
                                             for services valued at $1,656.40       S-8*

*Registered on Form S-8 on October 6, 1997

Item 3. Defaults upon Senior Securities

  None

Item 4. Submissions of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB

 Exhibit Number      Description                          Method of Filing

  (3)(I)            Articles of Incorporation                  (1)

  (3)(ii)           Bylaws, as amended                         (2)


  (10)(iii)         Agreement between Douglas
                    Sommerville and Company dated
                    12/6/96                                    (3)

  (10)(iv)          Agreement between John Gaetz
                    and the Company dated 12/6/96              (3)

  (10)(v)           Sample Agreement among minority
                    Shareholders of UV Systems
                    Technology, Inc. and the Company
                    each dated 2/28/97                         (3)

  (10)(vi)          Marketing Distribution Agreement
                    Between UV Systems Technology, Inc.
                    and the Company                            (2)

  (10)(vii)         Sales Representation Agreement
                    between UV Systems Technology,
                    Inc. and "The Representative"              (2)

  (10)(viii)        Exclusive Distributorship Agreement
                    Between UV Waterguard Systems, Inc.
                    and Chiyoda Kohan Co., Ltd., and NIMAC
                    Corporation.                               (2)

  (10)(ix)          1997 Stock Option Plan                     (4)

  (10)(x)           Interim Funding Agreement
                    between UVS, MDS and WOF                   (5)

  (10)(xi)          Letter Agreement between Service
                    Systems and Elco Bank and Trust
                    Company Limited                            (6)

  (10)(xii)         Loan Agreement between the Company
                    and TD Bank                                (6)

  (10)(xiii)        Service Systems 1999 Long-Term
                    Equity Incentive Plan                      (7)

  (10)(xiv)         Letter Agreement between Service
                    Systems, UVS, WOF and MDS dated
                    February 13, 2000                          (7)

  (10)(xv)          Lease dated October, 2000 between
                    Service Systems, UV Technology Inc.
                    and Slough Estates Canada Limited          (8)

  (10)(xvi)         Amended Long Term Equity Incentive
                    Plan                                      (10)

  (10)(xvii)        Strategic Alliance Agreement Between
                    Service Systems, UV Technology, Inc.
                    And US Filter dated January 25, 2001       (9)

  (10)(xviii)       Letter Agreement between Service Systems,
                    UV Technology, Inc. and US Filter dated
                    June 1, 2001                              (11)

  (11)              Statement Regarding Computation       Filed Herewith
                    of Per Share Earnings                 Electronically


  (21)              Subsidiaries of the Corporation:
                    UV Systems Technology, Inc.,
                    incorporated in British Columbia,
                    Canada                                     (4)


(1)  Incorporates by reference to the Corporation's Form 10SB effective on January 22, 1997.
(2) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3) Incorporated by reference to the Corporation's Form 10Q for the fiscal quarter ended February 28, 1997.
(4) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998
(6) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 1999
(7) Incorporated by reference to the Corporation's Form 10QSB for the fiscal quarter ended February 29, 2000.
(8) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 2000
(9) Incorporated by reference to the Corporation's Form 8-K filed February 27, 2001
(10) Incorporated by reference to the Corporation's Form 10QSB for the fiscal quarter ended March 31, 2001
(11) Incorporated by reference to the Corporation's Form 8-K filed June 18,
     2001

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

                        SERVICE SYSTEMS INTERNATIONAL, LTD.



                 /s/ Kenneth R. Fielding
              --------------------------------
               Kenneth R. Fielding, President



Date: June 17 ,2002     /s/ Ken Fielding
                        ---------------------
                        Ken Fielding, President



Date: June 17, 2002     /s/ John R. Gaetz
                        ----------------------
                        John R Gaetz, Principal Financial Officer

EXHIBIT 11


                      Service Systems International, Ltd.
                      Computation of Per-Share Income
                          Treasury Stock Method
                        As Modified for 20% Test



                                                   Period Ended March 31, 2002
                                                   ---------------------------




Weighted average number of shares outstanding            26,904,165
                                                         ==========


Total common and common equivalent shares                26,904,165
                                                         ==========


Net income (loss) for the period                        $ (324,979)
                                                        ===========

Loss per common and common equivalent shares              $  (0.01)
                                                        ===========


Earnings per share:

The earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.