Form 10QSB
period 2002-06-30
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2002-08-07
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

    [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly period ended June 30, 2002

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to
                                 ---------------------  -----------------------

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

604-539-9398
Issuer's Telephone Number

202 - 11 Burbidge Street, Coquitlam, B.C. Canada V3K 7B2
             (Former Address of Registrant)

Securities registered under Section 12(b) of the Act:
NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE
Title of class

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,024,165 as of July 25, 2002.

                                        INDEX
--------------------------------------------------------------------------------


PART I     Financial Information

Item 1.    Consolidated Financial Statements.
---------------------------------------------

Consolidated Balance Sheets as of June 30, 2002
     and 2001 (unaudited)                                                      3

Consolidated Statements of Operations for the three months and
     six months ended June 30, 2002 and 2001 (unaudited)                       4

Consolidated Statements of Cash Flows for the three months and
     six months ended June 30, 2002 and 2001 (unaudited)                       5

Notes to the Financial Statements                                        6 to 12

Item 2.    MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITIONS                          13 to 21

Part II    OTHER INFORMATION                                                  21

ITEM 1.    LEGAL PROCEEDINGS                                                  21

ITEM 2     CHANGES IN SECURITIES                                              21

ITEM 3.    DEFAULT UPON SENIOR SECURITIES                                     21

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                22

ITEM 5.    OTHER INFORMATION                                                  22

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                22-24

Signatures                                                                    25

Service Systems International, Ltd.
Consolidated Balance Sheets

                                                         June 30,   December 31,
                                                           2002           2001
                                                            $              $
                                                       (Unaudited)     (Audited)

ASSETS

Current Assets
   Cash                                                    1,105           -
   Short-term investment - restricted (Note 3)           257,806        244,599
   Accounts receivable (Note 6)                          983,154      1,116,744
   Inventory and contract work in progress               197,630        254,154
   Prepaid expenses and deposits                          95,490        230,151
                                                     -----------    -----------

Total Current Assets                                   1,535,185      1,845,648
Property, Plant and Equipment (Note 4)                    92,999        118,624
Other Assets
   Patents and trademarks (Note 5)                       108,183        105,894
                                                     -----------    -----------

Total Assets                                           1,736,367      2,070,166
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Cheques issued in excess of funds on deposit             -             4,539
   Accounts payable (Note 6)                           1,199,688      1,130,572
   Accrued liabilities                                    94,515        130,674
   Wages and vacation pay payable                         69,160         70,566
   Customer deposits                                       6,595        121,396
   Loans payable (Note 7)                              1,201,386      1,076,419
   Amounts owing to related parties (Note 8)             639,467        525,467
                                                     -----------    -----------

Total Current Liabilities                              3,210,811      3,059,633
                                                     -----------    -----------

Stockholders' Deficit

Common stock, (Note 9) $.001 par value,
   50,000,000 shares authorized,
   27,254,165 and 26,887,601 issued and outstanding
      respectively                                        27,254         26,888
   Additional paid-in capital                          8,302,372      8,266,082
   Common shares paid for but unissued                      -             1,209
   Donated capital (Note 8)                               29,123           -
   Stock based compensation                              329,063        255,875
Deficit                                              (10,162,256)    (9,539,521)
                                                     -----------    -----------

Total Stockholders' Deficit                           (1,474,444)      (989,467)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficit            1,736,367      2,070,166
                                                     ===========    ===========

Contingencies (Notes 1 and 11)
Subsequent Events (Note 12)

                  (See Accompanying Notes to the Financial Statements)

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit

                                                   Three months    Three months      Six months     Six months
                                                       ended           ended           ended           ended
                                                      June 30,        June 30,        June 30,        June 30,
                                                        2002            2001            2002            2001
                                                         $               $               $               $
                                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Project Revenue                                           -            254,171          34,893         661,890

Project Costs                                             -            162,225          31,636         402,940
                                                    ----------      ----------      ----------      ----------

Gross Profit before adjustment                            -             91,946           3,257         258,950

Additional Project Costs                                  -               -             55,578            -

Manufacturing Costs Not Applied                         10,498          42,302          32,430          53,313
                                                    ----------      ----------      ----------      ----------

Total Gross Profit (Loss)                              (10,498)         49,644         (84,751)        205,637
                                                    ----------      ----------      ----------      ----------
Expenses
   Amortization of goodwill                               -            121,270            -            242,540
   Foreign exchange                                     20,782             973          26,729          12,752
   General and administrative                          187,608         209,443         351,094         415,473
   Imputed interest (Note 8)                            29,123            -             29,123            -
   Interest                                             28,364          24,811          56,120          40,859
   Research and development                                687          80,378          16,783         162,830
   Selling                                              20,694          60,011          58,135         126,618
                                                    ----------      ----------      ----------      ----------

Total Expenses                                         287,258         496,886         537,984       1,001,072
                                                    ----------      ----------      ----------      ----------

Net Loss for the Period                                297,756         447,242         622,735         795,435
                                                    ==========      ==========      ==========      ==========


Net Loss per Share                                       (0.01)          (0.02)          (0.02)          (0.03)
                                                    ==========      ==========      ==========      ==========

Weighted Average Number of Shares Outstanding       27,237,000      23,461,000      27,071,000      22,944,000
                                                    ==========      ==========      ==========      ==========

(Diluted loss per share has not been presented as the result is anti-dilutive)

                  (See Accompanying Notes to the Financial Statements)

Service Systems International, Ltd.
Consolidated Statements of Cash Flows

                                                       Six months     Six months
                                                          ended         ended
                                                         June 30,      June 30,
                                                           2002          2001
                                                            $             $
                                                       (Unaudited)   (Unaudited)

Cash Flows to Operating Activities
   Net Loss                                             (622,735)      (795,435)

   Adjustments to reconcile net loss to cash
     Amortization of goodwill                               -           242,540
     Depreciation and amortization                        29,219         31,722
     Foreign exchange                                     26,729         12,752
     Common stock issued for expenses                      1,656         94,600
     Accrual of interest                                  57,740         40,501
     Imputed interest                                     29,123           -
     Stock based compensation                             73,188           -

   Change in non-cash working capital items
     Decrease (increase) in accounts receivable          164,262       (603,441)
     Decrease (increase) in inventory and contract
      work in progress                                    56,524        (24,123)
     Decrease (increase) in prepaid expenses and
      deposits                                           134,661        (52,692)
     (Decrease) increase in accounts payable,
       accrued liabilities, wages and vacation
       pay payable and customers' deposits              (147,044)       514,244
                                                     -----------    -----------

Net Cash Used in Operating Activities                  (196,677)       (539,332)
                                                     -----------    -----------

Cash Flows (to) from Investing Activities
   (Acquisition) reduction of short-term
     investment - restricted                               (854)          1,029
   Additions to patents and trademarks                     -            (15,089)
   Acquisition of capital assets                           -            (75,472)
                                                     -----------    -----------

Net Cash Used in Investing Activities                      (854)        (89,532)
                                                     -----------    -----------

Cash Flows from (to) Financing Activities
   Common stock issued                                    35,000        524,962
   Increase in loans payable                              70,558        414,076
   Increase in amounts owing to related parties           98,826         57,194
   Decrease in shares subscriptions received              (1,209)      (378,600)
                                                     -----------    -----------

Net Cash Provided by Financing Activities                203,175        617,634
                                                     -----------    -----------

Increase in Cash                                           5,644        (11,231)

Cash - Beginning of Period                                (4,539)        30,219
                                                     -----------    -----------

Cash - End of Period                                       1,105         18,988
                                                     ===========    ===========
Non-Cash Financing Activities
   16,564 shares were issued to settle debts at
     $0.10 per share                                       1,656           -
   100,000 shares were issued to settle debts at
     $0.40 per share                                        -            40,000
   210,000 shares were issued to settle debts at
     $0.26 per share                                        -            54,600

Supplementary Information
   Cash paid for interest                                    619          6,492
   Cash paid for income taxes                               -              -

                  (See Accompanying Notes to the Financial Statements)

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

     Operating activities have not generated profitable operations since inception and the Company has a working capital deficit of $1,675,626 as at June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

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

3.   Restricted Cash

     In connection with a letter of guarantee, required under a long-term project bonding, the Company purchased a C$391,000 face value Bankers' Acceptance maturing July 5, 2002, yielding a 2% return, to be held as a bond for the letter of guarantee of C$390,809. Upon satisfaction of certain minor follow-up engineering this letter of guarantee will be extinguished and the cash will become unrestricted.

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


4.   Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost less accumulated depreciation.

                                                                                    June 30,     December 31,
                                                                                      2002          2001
                                                                     Accumulated    Net Book       Net Book
                                                         Cost       Depreciation      Value          Value
                                                          $              $              $              $
                                                                                   (Unaudited)    (Audited)
     Computer equipment                                 54,718         47,849         6,869          12,151
     Computer software                                   9,378          7,208         2,170           3,108
     Display equipment                                  33,016         33,016          -               -
     Office furniture and equipment                     32,475         32,475          -                 75
     Plant jigs, dies, moulds, tools and equipment     129,080        110,533        18,547          28,533
     Leasehold improvements                             93,439         28,026        65,413          74,757
                                                       -------        -------        ------         -------
                                                       352,106        259,107        92,999         118,624
                                                       =======        =======        ======         =======

     Depreciation per class of asset:

                                                            Six months ended
                                                         June 30,     June 30,
                                                           2002         2001
                                                            $            $
                                                       (Unaudited)   (Unaudited)

     Computer equipment                                    5,281        4,374
     Computer software                                       938          652
     Display equipment                                      -           1,179
     Office furniture and equipment                           75        3,109
     Plant jigs, dies, moulds, tools and equipment         9,986       10,399
     Leasehold improvements                                9,344       10,101
                                                          ------       ------

                                                          25,624       29,814
                                                          ======       ======

5.   Patents and Trademarks

     Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra Guard System. These costs are amortized over twenty years. Amortization for the six months ended June 30, 2002 was $3,595 and for the six months ended June 30, 2001 was $1,908. Components of the Ultra Guard System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries. Translations and other requirements to formalize these patents will continue through the current fiscal year.

6.   Secured Liabilities

     Pursuant to a funding agreement $795,061 of accounts payable are secured by $795,061 of accounts receivable.


7.   Loans Payable

     a) At December 31, 2001, the Company had loans payable to "Elco Bank Clients" located in Nassau, Bahamas, of $531,416 including principal and interest. During the first six months of fiscal 2002, an additional loan of $20,000 was received and interest of $23,657 was accrued, bringing the loans payable balance to $575,073 at June 30, 2002. These loans are unsecured, interest bearing at 10% per annum and due on demand.

     b) A loan payable of $115,000 plus accrued interest of $18,989 is unsecured, bears interest at 8% per annum and is due on demand.

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


7.  Loans Payable (continued)

     c) Loans payable of $200,000 plus accrued interest of $33,370 are unsecured and bear interest at 1% per month. The loan was due on May 21, 2001. The principal portion of the loan can be converted into common shares at $0.50 per share.

     d) A loan payable of $125,000 plus accrued interest of $21,925 is unsecured, bears interest at 1% per month starting from May 19, 2002 and is due on November 19, 2002.

     e) Loans payable of Cnd $154,700 (US$102,031) plus accrued interest of $3,917 secured by a general security agreement, bear interest at 8% per annum and are due six months from the date of each advance. The loans are repayable between May 31, 2002 and June 26, 2002.

     f) A loan payable of $6,081 is unsecured, non-interest bearing and is due on demand.

8.   Amounts Owing to Related Parties

     These amounts, totalling $639,467, represent unpaid wages, loans and consulting for two directors. These amounts are due on demand, unsecured and non-interest bearing. For the six months ended June 30, 2002, imputed interest in the amount of $29,123 has been recorded as donated capital and is calculated at 10% per annum.

9.   Common Stock

                                                                                              Additional
                                                                             Common            Paid-in
                                                             Shares           Stock            Capital
                                                               #                $                 $
     Balance, December 31, 2001 (audited)                  26,887,601      26,888         8,266,082

       Issuance of stock for expenses pursuant to
        the exercise of employee stock options                 16,564          16             1,640
       Issuance of stock for cash pursuant to
        private placements                                    350,000         350            34,650
     -----------------------------------------------------------------------------------------------------
     Balance, June 30, 2002 (unaudited)                    27,254,165      27,254         8,302,372
     =====================================================================================================

     (a)   Warrants outstanding as at June 30, 2002:

                                     Exercise
           Class          #            Price              Expiry Date(s)
            "A"       2,520,939      $.30-$1.00    July 13, 2002 - December 20, 2003
            "B"       2,705,174      $.07-$.20     January 9, 2003 - December 3, 2003
            "C"       8,105,000      $0.24         October 3, 2010
            "D"       1,455,049      $0.40         September 20, 2002
            "E"       5,780,553      $.20-$.90     August 31, 2002 - December 3, 2003

     518,439 Class A warrants were issued at various exercise prices of $.40 to $.90 per share with various expiry dates from July 13, 2002 to December 20, 2003 pursuant to various private placements and stock options exercised.

     1,217,456 Class B warrants and 2,399,790 Class E warrants were issued in connection with a shares for debt agreement. Refer to Note 7(a) for details.

     1,684,482 Class E warrants issued in prior years were reduced to an exercise price of $.20 per share and the expiration period was extended to September 20, 2002.

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


9.   Common Stock (continued)

     100,000 Class E warrants issued in prior years with an exercise price of $.90 in connection with 100,000 performance shares issued. The expiration period was extended to September 20, 2002.

     1,446,281 Class E warrants were issued at an exercise price of $.40 pursuant to stock options exercised. These warrants expire September 20, 2002.

     50,000 Class E warrants were issued at an exercise price of $.40 - $.90 per share pursuant to various private placements. These warrants expire from December 31, 2000 - February 20, 2003.

     100,000 Class A warrants were issued at an exercise price of $0.50 per share expiring December 15, 2003 for investor relations services. The value of the warrants on the date of issue was $34,690 which was charged to compensation expense. These warrants were cancelled subsequent to June 30, 2002.

     800,000 Class A warrants were issued during fiscal 2001 with an expiry date of December 8, 2002, 400,000 of these warrants have an exercise price of $0.60 per share and the balance of 400,000 have an exercise price of $1.00 per share. These warrants were issued pursuant to an Agreement for private placement financing and investor relations. The value of the warrants at the date of issue was $91,320 which was charged to compensation expense. The Agreement calls for a 7% finders fee to be paid pursuant to a private placement of units at $0.50 per unit. The Agreement also calls for an option to purchase 400,000 shares from an existing shareholder at an exercise price of approximately $1.10 per share for a period of one year. These warrants were cancelled subsequent to June 30, 2002.

     712,500 Class A warrants were issued in fiscal 2001 at an exercise price of $1.00 per share pursuant to various private placements. 645,000 of these warrants have an expiry date of February 7, 2003 and the remaining 67,500 have an expiry date of January 25, 2003. No value was placed on these warrants.

     390,000 Class A warrants were issued to a consultant at an exercise price of $0.30 per share expiring May, 2003 for website development, media services and other related services. The value of these warrants was $43,875 which is amortized to investor relations expense over one year. A total of $16,453 was charged during the first six months of fiscal 2002. These warrants were cancelled subsequent to June 30, 2002.

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

     On October 3, 2000, 3,000,000 Class C warrants were issued pursuant to a Strategic Alliance and other agreements with US Filter's Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter ("US Filter") to market and sell under license Service Systems' UltraGuard ultraviolet disinfection technology for water and wastewater applications. The value of the 3,000,000 Class C Warrants issued totalled $656,700. This amount is being amortized to operations as a marketing expense at a rate of $65,670 per annum. A total of $32,835 was charged during first six months of fiscal 2002. These warrants were issued as follows:

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

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


9.   Common Stock (continued)

     In June 2001, the Company entered into a funding agreement with US Filter/ Wallace and Tiernan Products Group. As a term of the funding agreement, the warrant exercise price on the above 3,000,000 warrants was reduced to $0.24 per share and the restriction from exercise period was changed from October 3, 2003 to October 31, 2001. The expiry date of these warrants was changed to October 3, 2010. In addition, 5,105,000 Class C warrants were issued with an exercise price of $0.24 per share and an expiry date of October 3, 2010. These additional warrants were issued because of certain funding criteria being met. The value of the 5,105,000 Class C warrants issued totalled $478,000. This amount is being amortized to operations as a financing expense at a rate of $47,800 per annum. A total of $23,900 was charged during the first six months of fiscal 2002.


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

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


9.  Common Stock (continued)

     If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                               Six months     Twelve months
                                                 ended           ended
                                                June 30,       December 31,
                                                  2002            2001
                                                   $               $
                                              (Unaudited)       (Audited)

          Net loss
                  As reported                  (622,735)     (1,831,701)
                  Pro forma                    (622,735)     (1,951,925)

          Basic net loss per share
                  As reported                      (.02)           (.08)
                  Pro forma                        (.02)           (.08)

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

                                      Six months ended                           Six months ended
                                        June 30, 2002                              June 30, 2001
                                        -------------                              -------------

                                           United                                     United
                             Canada        States       Total           Canada        States       Total
                               $             $            $               $             $            $
     Revenue                 62,588         -            62,588        661,890         -           661,890
     Expense                369,002      316,321        685,323      1,149,805      307,520      1,457,325
     -----------------------------------------------------------------------------------------------------
     Loss                  (306,414)    (316,321)      (622,735)      (487,915)    (307,520)      (795,435)
     =====================================================================================================

                                    As of June 30, 2002                        As of June 30, 2001
                                    -------------------                        -------------------

                                           United                                     United
                             Canada        States       Total           Canada        States       Total
                               $             $            $               $             $            $
     Identifiable assets   1,519,163     109,021       1,628,184     1,596,122      58,084       1,654,206
     Goodwill and patents    108,183        -            108,183        63,708     202,121         265,829
     -----------------------------------------------------------------------------------------------------
     Total assets          1,627,346     109,021       1,736,367     1,659,830     260,205       1,920,035
     =====================================================================================================

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements


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

12.  Subsequent Events

     a) Subsequent to June 30, 2002, the company received $200,000 and issued 4,000,000 common shares at $0.05 per common share pursuant to private placements.

     b) On July 12, 2002, the company cancelled 230,000 common shares and 1,290,000 class A warrants due to performance conditions not achieved.

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

During the period from December 1, 1996 to September 30, 1997, Service Systems continued with UVS' system development and testing programs. These programs included the development of both a mechanical with chemical injection and an electronic automatic quartz sheath cleaning system to remove the fouling build-up due to suspended solids and chemical prevalent in wastewater.

Field testing of the mechanical/chemical quartz sleeve wiper cleaning system was concluded during October and November 1997, at a production demonstration unit ("PDU") test site near Montreal, Quebec. The test results concluded that the cleaning system did perform above anticipated levels, and the system has now been incorporated into current products sold. The temperature control system for the UVS System was also tested at the Ville de Repentigney test site during temperatures ranging down to minus 8 degrees Celsius and up to plus 8 degrees

Celsius. The test showed that with temperature control, infinite variable lamp UV output intensity was stable and controllable. This feature is now included on all product sales. The benefits of the temperature control are, instant response to changes in power settings, consistent UV output, infinite controllability through full range of UV settings, and expected longer lamp-in-service life. To our knowledge, no other UV equipment supplier can offer this degree of control of a UV lamp. Development of the electronic ultrasonic cleaning system has been placed in abeyance pending availability of additional development funds.

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

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000 (approximately $466,000). The project is now delivered and operating on demand. As this system is used only when high rainfall and storm runoff occurs, demand for it's operating is infrequent. Since installation, we are informed of two storm events, which required the UV system to be activated. This UV system delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and is used for disinfection of CSO before discharge into Lake Ontario.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order valued at over C$1,100,000 (approximately $748,000.) in March 1999. The UV system will disinfect effluent flow in excess of 36 million gallons per day. The UV system delivery was completed in January 2002 and installed during February and March for operation starting May 15, 2002. Problems were encountered with the field wiring which affected the operating software. As well, problems were encountered with the installation of some of the structural components. At this time, four of the five channels (48 of the 60 lamps) have been operated. The work to complete the balance of the system is being completed with the assistance of Clearwater Industries, our product manufacturing licensee and with our strategic alliance marketer, USFilter.

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

In July 2001 an order was received from USFilter/W&T, the first order received as a result of the Strategic Alliance signed in January 2001(detailed below). An order for delivery of a system to Chile, valued at about $32,500 was delivered and installed with startup in May and June 2002.

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

In October 1999 Service Systems signed an agreement with a leading Australian UV equipment manufacturer to market its product in North America. In November 2001, the Managing Director advised us that Australian UV had been sold to our competitor; Wedeco AG Water Technologies, a leading manufacturer of ultraviolet equipment. The marketing agreement was cancelled.

During the fiscal year ended August 31, 2000, Service Systems began development to reconfigure its UV system. In the quarter ended March 31, 2001, Service Systems produced the prototype of a new UV product line, the Ultra-Flow Single amp Reactor (SLR. The SLR, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, incorporates Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp, and the patented flow balanced weir. It encompasses layout flexibility, infinite automatic flow control and monitoring, and future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password-protected, Internet-based, web-monitored, microprocessor control, which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection. As part of this SLR development, Service Systems proceeded on the development of a High Voltage Power Controller with increased power and lamp striking voltage. The work on this component of the SLR was slower than anticipated, the result of which is the rescheduling of jobs in progress. Production units have now been manufactured at Service System' factory and have been tested and accepted for installation into the SLR products. These Power Controller have been installed into all SLR ultraviolet system currently delivered and into those systems delivered in late 2001 and first quarter 2002. As well, all future UV system delivered will incorporate this SLR technology

On January 25, 2001, Service Systems and its wholly owned subsidiary, UV Systems Technology, Inc., a British Columbia company ("UV Systems"), entered into a Strategic Alliance Agreement and related agreements with US Filter/Wallace & Tiernan, Inc., a Delaware corporation ("U.S. Filter "). In general, the Strategic Alliance Agreement provides that U.S. Filter will market, offer and sell Service Systems' UltraGuard ultraviolet disinfection systems (the "Systems"), including aftermarket components and spare parts, on an exclusive basis for ten years throughout a territory consisting of North America, Central America (including the Caribbean Zone) and South America (the "Territory"). Certain of the basic terms of the Strategic Alliance Agreement and the related agreements are summarized below. The summaries are subject to and qualified by the agreements themselves. Reference should be made to the agreements themselves to insure adequate understanding.

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

During the first and second quarter of 2002 additional sales of three UV systems valued at about $237,000 were received from USFilter for delivery into Chile and the USA. Manufacturing is in process at the Clearwater Group plant in Langley, British Columbia, Canada.

In September 2001 we licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture and sell in other territories not currently represented by Service Systems agents. VITROSYS will pay a royalty on each UV system manufactured. The royalty fee is variable, dependant on the selling price of the UV system. Under the License Agreement, Service Systems will provide full manufacturing drawings, software technology and expertise, and a specified number of hours of training at Service Systems' facilities. These drawings were provided in the last quarter of fiscal 2001 and first quarter 2002. The training was conducted in June 2002 in Langley, BC where our staff personnel and consultants trained three Vitzrosys personnel in the manufacturing and operational requirements of the SLR UV system. As a requirement of the License Agreement, VITROSYS will be required to purchase from Service Systems, a key component for each SLR system. This key component is defined as the royalty verification component. Its purchase will trigger a sale and resultant royalty payment liability. The Korean market for UV is expected to increase as a result of legislation that will require all municipal and Industrial wastewater to be disinfected.

During this quarter we made a major move to reduce our overheads. Having completed the delivery of the UV systems that were produced during 2000 to January 2002, we searched out a partner to work with on production of future UV systems orders. We were fortunate to find The Clearwater Group for this purpose. Clearwater is engaged in the water industry, targeting the treatment of potable water for smaller towns to which they provide complete packaged treatment plants. Clearwater will assume the manufacturing of new UV project supplying these to our Strategic Alliance partner, USFilter. Clearwater will also provide warranty services on the previously delivered UV products. Service Systems will be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. This association with Clearwater as our manufacturing partner permitted the company to move from its' factory and reduce staff level in production, engineering and support. A number of key production staff moved to the Clearwater facility to assist in setting up for this manufacturing responsibility. The remaining staff at Service Systems works in a liaison and support role between USFilter and Clearwater.

This change of manufacturing strategy has significantly reduced our monthly operational costs. Revenue sources from sales of the UltraGuard SLR UV systems will now be received through royalty receipts.

We anticipate recent US and world events will accelerate the use of ultraviolet products for use in drinking water applications, and as well, in air treatment, both for surface and ventilation. As a result of this, our company has started research and development of products to be used in these applications. UV units for the drinking water market will target application such as point of entry
(POE) and point of use (POU). POE UV systems will treat water at the entry point into single-family homes or apartment complex. POU systems will treat water at selected points within the home using a system installed under the sink. Both POE and POU will use of various combinations of filters and an ultraviolet sterilizer. Additional types of systems that are being looked at for exploitation are; 1) Air systems for ventilation will use ultraviolet lamps and filtration, installed within ventilation ducts, and; 2) Surface disinfections systems which will use ultraviolet systems mounted above and/or under conveyors to disinfect articles such as food and drink packaging container while moving on the conveyor. Other applications could include external disinfection of mail or packages mounted on a conveyor. Ultraviolet will not penetrate the envelope or the wrappings to disinfect the contents of the package but is applicable to external surface disinfection. During this quarter work on the product was started. Components of the new system were selected for a prototype test product. Production and testing, including laboratory tests, CSA and UL approval and beta test site selection and testing will be conducted over the following months. We have engaged the firm Catalyst Partner of Vancouver, to conduct marketing and sales strategy studies.

To cover costs of these drinking water UV products, during this quarter we were successful in raising funds through private placement of the Companies common stock. These private placements to various investors, including a number of our existing shareholders, were made in reliance upon the exemptions from registration afforded by Rule 506 of Regulation D. We will continue to solicit funds through this venue during the third and fourth quarter as we move this product through production and active marketing.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002.
-------------------------------------------------------------

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

    Revenues. During the six months ended June 30, 2002, we reported revenues of $34,893 compared to revenues of $661,890 being reported in the comparable period of fiscal 2001, a decrease of $626,997 or 95%. The decrease was as a result of the reduced activity in the sales and manufacturing as most of the projects have been completed and shipped in the prior fiscal year.

    Direct Project Costs. Project costs recorded during the six months ended June 30, 2002 amounted to $31,636 compared to $402,940 during the comparable period of fiscal 2001, a decrease of $371,304 or 92%. The decrease of costs incurred resulted from reduced production activity due to decrease in sales.

    Gross Profit before adjustment. Gross profits dropped to $3,257 during the six months ended June 30, 2002, compared to $258,950 recorded during the comparable period of fiscal 2001, a decrease of $255,693, or 99%. The decrease was due mainly to the decrease in sales.

   Additional Project Costs. During the six months ended June 30, 2002, additional costs incurred relating to systems shipped in 2001 amounted to $55,578 as compared to nil, or 100% increase over the comparable period of the prior fiscal period.

    Manufacturing Costs Not Applied. Manufacturing costs not applied are annual plant overhead costs that are not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. For the six months ended June 30, 2002, we reported $32,430 of these costs, a decrease of $20,883 or 39%, from $53,313 in the comparable period of the prior year. This decrease occurred due to lack of sales in the period, which resulted in the overhead costs not applied directly against project costs.

   Amortization of Goodwill. For the six months ended June 30, 2002, there was no amortization of goodwill as it had been fully amortized in the fourth quarter of 2001 compared to the $242,540 for the comparable period of the prior fiscal period. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS.

   Foreign Exchange Translation Loss. For the six months ended June 30, 2002, we reported a foreign exchange translation loss of $26,729, an increase of $13,977, or 110%, over $12,752 in the comparable prior fiscal period.

    General and Administrative Expense. For the six months ended June 30,
2002, we reported general and administrative expense of $351,094, a decrease of $64,379, or 15% from $415,473 reported in the comparable period of the prior year. This decrease resulted primarily in the decreased legal fees, decreased finders fees paid to fund raisers and a recovery of bad debts from an account that was written off in the prior years.

   Imputed Interest. For the six months ended June 30, 2002, we reported imputed interest of $29,123, an increase of $29,123 or 100% over the comparable prior fiscal period. The increase is primarily due to the imputed interest calculated on amounts owing to related parties.

   Interest, Net of Interest Income. For the six months ended June 30, 2002, we reported interest, net of interest income, of $56,120, an increase of $15,261, or 37%, from $40,859 reported in the comparable prior fiscal period. The increase was due to interest costs on additional loans required to fund manufacturing to complete shipments in the latter part of 2001 and in the first quarter of 2002.

    Research and Development Expense. For the six months ended June 30, 2002, we reported research and development expense of $16,783, a decrease of $146,047, or 90%, from $162,830 in the comparable period of the prior fiscal period. The decrease in R & D activities was due to the reduction of costs related to the development of the Single Lamp Reactor UV system. Cost include items such as design, engineering and prototyping expenses for mechanical and structural components as well as printed circuit boards and computer based software for the web based operating system of the single lamp reactor product. These costs and all other R & D activities were fully expensed during the fiscal 2001 and 2002.

   Selling Expenses. For the six months ended June 30, 2002, we reported selling expenses of $58,135, a decrease of $68,483, or 54%, from $126,618 reported in the comparable period of the prior year. The decrease of $68,483 was due mainly to the lack of activity in Marketing that resulted in reduction of expenses of $101,318 which was reduced by the recording of $32,835 stock based compensation expense resulting from the Strategic Alliance signed with USFilter/WT.

   Net Loss for the Period. For the six months ended June 30, 2002, we reported a net loss for the period of $622,735, a decrease of $172,700, or 22% over $795,435 in the comparable period of fiscal 2001. The decrease in net loss was due primarily to goodwill having been fully amortized in the prior fiscal year, recovery of bad debts, and reduced activity which resulted in decreased general and administrative expenses, decreased engineering and prototyping expenses, and decreased selling expenses, in spite of the fact that imputed interest was expensed during the six-month period of fiscal 2002, compared to the amortization of goodwill during the comparable period of the prior fiscal year.

    Net Loss per Share. For the six months ended June 30, 2002, we reported a net loss per share for the period of $0.02, a decrease of $0.01, or 33%, from $0.02 in the comparable period of prior year. The net loss per share decreased mainly as a result of the net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2002 as well as the decrease in the net loss.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002.
---------------------------------------------------------------

Three months ended June 30, 2002 compared to the three months ended June 30, 2001.

    Revenues. During the three months ended June 30, 2002, we reported nil revenue compared to revenues of $254,171 during the comparable period for the prior year, a decrease of $254,171, or 100%. The decrease was due mainly to no sale being reported for the second quarter of the current fiscal year.

    Direct Project Costs. During the three months ended June 30, 2002, we reported no project cost compared to $162,225 during the comparable period for the prior year, a decrease of $162,225, or 100%. The decrease was due mainly to no sale being reported for the second quarter of the current fiscal year.

    Gross Profit before adjustment. We reported nil gross profit for the three months ended June 30, 2002, compared to $91,946 during the comparable period for the prior year, a decrease of $91,946 or 100%.

   Manufacturing Costs Not Applied. Manufacturing costs not applied are annual plant overhead costs that are not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. For the three months ended June 30, 2002, we reported $10,498 of these costs, a decrease of $31,804 or 75%, from $42,302 in the comparable period of the prior year. This decrease occurred as there was no sale in the second quarter of fiscal 2002.

    Amortization of Goodwill. For the three months ended June 30, 2002, there was no amortization of goodwill as it had been fully amortized in the fourth quarter of 2001 compared to the $121,270 for the comparable period of the prior fiscal period. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS.

   Foreign Exchange Translation Loss. For the three months ended June 30,
2002, we reported a foreign exchange translation loss of $20,782, an increase of $19,809, or 2036%, over $973 in the comparable prior fiscal period.

    General and Administrative Expense. For the three months ended June 30, 2002, we reported general and administrative expense of $187,608, a decrease of $21,835, or 10% from $209,443 reported in the comparable period of the prior year. This decrease resulted primarily in the decreased legal fees, decreased finders fees paid to fund raisers and decreased investor relations expense.

   Imputed Interest. For the six months ended June 30, 2002, we reported imputed interest of $29,123, an increase of $29,123 or 100% over the comparable prior fiscal period. The increase is primarily due to the imputed interest calculated on amounts owing to related parties.

   Interest, Net of Interest Income. For the three months ended June 30,
2002, we reported interest, net of interest income, of $28,364, an increase of $3,553, or 14%, from $24,811 reported in the comparable prior fiscal period. The increase was due to interest costs on additional loans acquired since the prior fiscal period.

   Research and Development Expense. For the three months ended June 30,
2002, we reported research and development expense of $687, a decrease of $79,691, or 99%, from $80,378 in the comparable period of the prior fiscal period. The decrease in R & D activities was due to the reduction of costs related to the development of the Single Lamp Reactor UV system. Cost include items such as design, engineering and prototyping expenses for mechanical and structural components as well as printed circuit boards and computer based software for the web based operating system of the single lamp reactor product. These costs and all other R & D activities were fully expensed during the fiscal 2001 and 2002.

   Selling Expenses. For the three months ended June 30, 2002, we reported selling expenses of $20,694, a decrease of $39,317, or 66%, from $60,011 reported in the comparable period of the prior fiscal year. The decrease was due mainly to the lack of activity in Marketing that resulted in expense reduction of $55,735 which was reduced by the recording in the second quarter of the stock based compensation of $16,418 resulting from the Strategic Alliance signed with USFilter/WT.

   Net Loss for the Period. For the three months ended June 30, 2002, we reported a net loss for the period of $297,756, a decrease of $149,486, or 33% over $447,242 in the comparable period of fiscal 2001. The decrease in net loss was due primarily to goodwill having been fully amortized in the prior fiscal year and reduced activity which resulted in decreased general and administrative expenses, decreased engineering and prototyping expenses, and decreased selling expenses in spite of the fact that imputed interest was expensed during the second quarter of 2002, compared to the amortization of goodwill during the comparable period of the prior fiscal year.

    Net Loss per Share. For the three months ended June 30, 2002, we reported a net loss per share for the period of $0.01, a decrease of $0.01, or 50%, from $0.02 in the comparable period of prior year. The net loss per share decreased mainly as a result of the decrease in net loss and partly due to the net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2002.



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

We financed our operations during this fiscal period from short-term loans, loans from related parties and minority shareholders of Service Systems, and through private placement of the Companies common stock. These private placements to various investors, including a number of our existing shareholders, were made in reliance upon the exemptions from registration afforded by Rule 506 of Regulation D.

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

Item 2. Changes in Securities

Service Systems issued the following shares of common   stock to four United
States through private placements. These private placements were made in reliance upon the exemptions from registration afforded by Rule 506 of Regulation D.


Date            Shares        Residency/        Consideration    Exemption
                              Citizenship       Valued at
--------------------------------------------------------------------------------

17 Apr 2002     300,000          USA             $30,000        Rule 506, Reg D
15 May 2002      50,000          USA             $ 5,000        Rule 506, Reg D


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

       (10)(xvii)  Strategic Alliance Agreement Between
                   Service Systems, UV Technology, Inc.
                   And US Filter dated January 25, 2001(9)

       (10)(xviii) Letter Agreement between Service Systems,
                   UV Technology, Inc. and US Filter dated
                   June 1, 2001 (11)

       (11)        Statement Regarding Computation              Filed Herewith
                   of Per Share Earnings                        Electronically

       (21)        Subsidiaries of the Corporation:
                   UV Systems Technology, Inc.,
                   incorporated in British Columbia,
                   Canada (4)


(1)  Incorporates by reference to the Corporation's Form 10SB effective on January 22, 1997.
(2) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3) Incorporated by reference to the Corporation's Form 10Q for the fiscal quarter ended February 28, 1997.
(4) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998
(6) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 1999
(7) Incorporated by reference to the Corporation's Form 10QSB for the fiscal quarter ended February 29, 2000.
(8) Incorporated by reference to the Corporation's Form 10KSB for the fiscal year ended August 31, 2000
(9) Incorporated by reference to the Corporation's Form 8-K filed February 27, 2001
(10) Incorporated by reference to the Corporation's Form 10Q for the fiscal period ended March 31, 2001
(11) Incorporated by reference to the Corporation's Form 8-K filed June 18,
     2001

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

                                SERVICE SYSTEMS INTERNATIONAL, LTD.


                                /s/ Kenneth R. Fielding
                                --------------------------------
                                Kenneth R. Fielding, President



Date: July 25,2002              /s/ Ken Fielding
---------------------
                                Ken Fielding, President



Date: July 25, 2002             /s/ John R. Gaetz
----------------------
                                John R Gaetz, Principal Financial Officer

EXHIBIT 11


                             Service Systems International, Ltd.
                              Computation of Per-Share Income
                                   Treasury Stock Method
                                  As Modified for 20% Test



                                                      Period Ended June 30, 2002
                                                      --------------------------




Weighted average number of shares outstanding                        27,070,832
                                                                     ==========


Total common and common equivalent shares                            27,254,165
                                                                     ==========


Net income (loss) for the period                                     $ (622,735)
                                                                     ==========

Loss per common and common equivalent shares                         $    (0.02)
                                                                     ==========


Earnings per share:

The earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.