Form 10QSB/A
period 2002-06-30
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2002-08-21
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

          [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended June 30, 2002

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   --------------------

            Commission file number
                                   ---------------------------------------

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

             CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
              PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the quarterly report of Service Systems International Ltd. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission, Ken Fielding, President and Chief Executive Officer, and John R. Gaetz, Vice President and Chief Financial Officer of Service Systems International Ltd., hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to our knowledge, that:

(1) the quarterly report of Service Systems International Ltd. for the period ended June 30, 2002, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in such quarterly report of Service Systems International Ltd. for the period ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Service Systems International Ltd.



                                 /s/ KEN FIELDING
                                 ------------------------------------------
                                 Ken Fielding
                                 President and Chief Executive Officer



                                 /s/ JOHN R. GAETZ
                                 ------------------------------------------
                                 John R. Gaetz
                                 Vice President and Chief Financial Officer