Form 10QSB
period 2002-09-30
SERVICE SYSTEMS INTERNATIONAL LTD
filed 2002-11-15
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

              [   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

              [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________

 Commission file number _____________________________________

SERVICE SYSTEMS INTERNATIONAL, LTD.
Name of Small Business Issuer in Its Charter

NEVADA	88-0263701
State of Incorporation	I.R.S. Employer
Identification No.

2nd Floor, 5763 203A STREET,
LANGLEY, B.C., CANADA	V3A 1W7
Address of Principal Executive Offices	Zip code

604-539-9398
Issuer's Telephone Number

202 – 11 Burbidge Street, Coquitlam, B.C. Canada V3K 7B2
(Former Address of Registrant)

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

Title of class

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,324,165 as of November 13, 2002.

INDEX

PART  I      Financial Information

Item 1.      Consolidated Financial Statements.

Consolidated Balance Sheets as of September 30, 2002
and 2001 (unaudited)		3

Consolidated Statements of Operations for the three months and
nine months ended September 30, 2002 and 2001 (unaudited)		4

Consolidated Statements of Cash Flows for the three months and
nine months ended September 30, 2002 and 2001 (unaudited)		5

Notes to the Financial Statements		6 to 12

Item 2.	MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
	AND FINANCIAL CONDITIONS	13 to 21

Part II	OTHER INFORMATION	21

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 2	CHANGES IN SECURITIES	21

ITEM 3.	DEFAULT UPON SENIOR SECURITIES	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5.	OTHER INFORMATION	22

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	22-24

Signatures		25

Service Systems International, Ltd.
Consolidated Balance Sheets

	September30,	December 31,
	2002	2001
	$	$
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	24,364	-
Short-term investment	79,325	-
Short-term investment - restricted (Note 3)		244,599
Accounts receivable (Note 6)	490,199	1,116,744
Inventory and contract work in progress	195,241	254,154
Prepaid expenses and deposits (Note 3)	285,527	230,151

Total Current Assets	1,074,655	1,845,648
Property, Plant and Equipment (Note 4)	19,531	118,624
Other Assets
Patents and trademarks (Note 5)	102,392	105,894

Total Assets	1,196,578	2,070,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Cheques issued in excess of funds on deposit	-	4,539
Accounts payable (Note 6)	1,068,197	1,130,572
Accrued liabilities	253,836	130,674
Wages and vacation pay payable	64,054	70,566
Customer deposits	11,285	121,396
Loans payable (Note 7)	1,106,121	1,076,419
Amounts owing to related parties (Note 8)	629,241	525,467

Total Current Liabilities	3,132,734	3,059,633

Stockholders’ Deficit

Common stock, (Note 9) $.001 par value,
50,000,000 shares authorized,
27,254,165 and 26,887,601 issued and outstanding respectively	44,824	26,888
Additional paid-in capital	8,541,202	8,266,082
Common shares paid for but unissued	-	1,209
Donated capital (Note 8)	31,928	-
Stock based compensation	357,431	255,875
Deficit	(10,911,541)	(9,539,521)

Total Stockholders’ Deficit	(1,936,156)	(989,467)

Total Liabilities and Stockholders’ Deficit	1,196,578	2,070,166

Contingencies (Notes 1 and 11)
Subsequent Events (Note 12)

(See Accompanying Notes to the Financial Statements)

Service Systems International, Ltd.
Consolidated Statements of Operations and Deficit

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
	$	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Project Revenue	10,848	407,706	45,741	1,069,596

Project Costs	6,738	214,246	38,374	617,186

Gross Profit from Projects	4,110	193,460	7,367	452,410

License Revenue	-	242,846	-	242,846

License Costs	-	66,103	-	66,103

Gross Profit from License Revenue	-	176,743	-	176,743

Gross Profit from Projects and Licensing	4,110	370,203	7,367	629,153

Additional Project Costs	127,560	-	183,138	-

Manufacturing Costs Not Applied	5,730	24,055	38,160	77,368

Total Gross Profit (Loss)	(129,180)	346,148	(213,931)	551,785

Expenses
Amortization of goodwill	-	121,270	-	363,810
Bad Debts	415,662	-	415,662	-
Foreign exchange	(12,986)	(3,738)	13,743	9,014
General and administrative	167,923	424,708	519,017	840,181
Imputed interest (Note 8)	2,805	-	31,928	-
Interest	39,984	25,724	96,104	66,583
Research and development	(10,946)	132,569	5,837	295,399
Selling	17,663	139,134	75,798	265,752

Total Expenses	620,105	839,667	1,158,089	1,840,739

Net Loss for the Period	749,285	493,519	1,372,020	1,288,954

Net Loss per Share	(0.02)	(0.02)	(0.05)	(0.05

Weighted Average Number of Shares Outstanding	35,674,000	24,669,000	29,939,000	23,519,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See Accompanying Notes to the Financial Statements)

Service Systems International, Ltd.
Consolidated Statements of Cash Flows

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2002	2001
	$	$
	(Unaudited)	(Unaudited)
Cash Flows to Operating Activities
Net Loss	(1,372,020)	(1,288,954)

Adjustments to reconcile net loss to cash
Amortization of goodwill	-	242,540
Depreciation and amortization	41,151	44,636
Foreign exchange	13,743	(3,738)
Common stock issued for expenses	(62,944)	232,194
Accrual of interest	97,663	64,160
Imputed interest	(31,928)	-
Stock based compensation	101,556	228,538
Leasehold improvement written off	63,856	-

Change in non-cash working capital items
Decrease (increase) in accounts receivable	626,545	(837,341)
Decrease (increase) in inventory and contract work in progress	58,913	(184,250)
Increase in prepaid expenses and deposits	(55,376)	(58,622)
(Decrease) increase in accounts payable, accrued liabilities,
wages and vacation pay payable and customers’ deposits	(74,412)	824,290

Net Cash Used in Operating Activities	(593,253)	(615,277)

Cash Flows (to) from Investing Activities
Acquisition of short-term investment	(79,325)	-
Reduction of short-term investment - restricted	244,599	832
Additions to patents and trademarks	(2,412)	(15,416)
Acquisition of capital assets	63,857	(76,108)

Net Cash Used in Investing Activities	226,719	(90,692)

Cash Flows from (to) Financing Activities
Common stock issued	218,000	645,583
Increase in loans payable	87,926	342,679
Increase in amounts owing to related parties	90,720	101,403
Decrease in shares subscriptions received	(1,209)	(388,000)

Net Cash Provided by Financing Activities	395,437	701,665

Increase in Cash	28,903	(4,304)
Cash - Beginning of Period	(4,539)	30,219

Cash - End of Period	24,364	25,915

Non-Cash Financing Activities
16,564 shares were issued to settle debts at $0.10 per share	1,656	-
100,000 shares were issued to settle debts at $0.40 per share	-	40,000
210,000 shares were issued to settle debts at $0.26 per share
in year 2001 and cancelled in 3rd quarter of 2002	(54,600)	54,600
20,000 shares were cancelled in 3rd quarter of 2002	(12,000)	-
100,000 shares were is sued to settle debts @ $0.02 per share	2,000	-
13,800,000 shares were issued to settle debts @ $0.01 per share	138,000	-
400,000 shares were issued for licensing costs	-	60,000

Supplementary Information
Cash paid for interest	1,413	10,985
Cash paid for income taxes	-	-

(See Accompanying Notes to the Financial Statements)

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements

1.  Nature of Operations and Continuance of Business

The Company manufactures and markets its Ultra GuardÚ ultra violet based patented water treatment system through its wholly-owned Canadian subsidiary, UV Systems Technology Inc. (“UVS”). These products and systems are sold primarily for municipal waste disinfection, treatment of process and industrial wastewater, and for potable water, bottled products and agriculture and aquaculture water treatment.

Operating activities have not generated profitable operations since inception and the Company has a working capital deficit of $2,058,079 as at September 30, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue operations is dependent upon its successful efforts to raise additional equity financing in the long term, continue developing the market for its products, and/or the attainment of profitable operations.

In order to reduce overhead the Company has tentatively reached an agreement with the Clearwater Group (“Clearwater”). Clearwater will assume the manufacturing of any new Ultra Guard Ú water treatment systems to be supplied to their strategic alliance partner, US Filter. Clearwater will also provide warranty services on any previous Ultra GuardÚ water treatment systems. The Company will receive a royalty based on a percentage of sales volume. In anticipation of this the Company has moved from its manufacturing location and reduced level of staff in production, engineering and support.

2.  Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of the Company, and its wholly-owned Canadian subsidiary, UV Systems Technology Inc. (“UVS”). All significant intercompany transactions and balances have been eliminated.

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

3.  Significant Accounting Policies (continued)

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

ii)       Translation of foreign subsidiary balances:

Monetary balance sheet items of UVS are translated into US dollars at the rate of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary’s operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss and are included separately in operations.

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

Accounting for Stock -Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123.

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements

2.
Significant Accounting Policies (continued)

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on April 1, 2002 and its impact is not expected to have a material effect on its financia l position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121"Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on April 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Comp any's operations have not been disclosed.

3.
Restricted Cash

In connection with a letter of guarantee, required under a long-term project bonding, the letter and bond had been called. The bonding company is holding the funds to provide payment against repairs to be made. A provision has been made for C$200,000 (US$126,920).

4.	Property, Plant, and Equipment Property, plant, and equipment are stated at cost less accumulated depreciation.
			September 30,	December 31,
			2002	2001
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
			(Unaudited)	(Audited)

Computer equipment	54,718	50,442	4,276	12,151
Computer software	9,378	7,676	1,702	3,108
Display equipment	33,016	33,016	-	-
Office furniture and equipment	32,475	32,475	-	75
Plant jigs, dies, moulds, tools and equipment	129,080	115,526	13,554	28,533
Leasehold improvements	0	0	0	74,757

	258,667	239,135	19,532	118,624

Service Systems International, Ltd.
Notes to the Consolidated Financial Statements

3.  Property, Plant, and Equipment (continued)

Depreciation per class of asset:	Nine months ended
	September 30,	September 30,
	2002	2001
	$	$
	(Unaudited)	(Unaudited)

Computer equipment	7,876	6,500
Computer software	1,406	1,029
Display equipment	-	1,809
Office furniture and equipment	75	4,307
Plant jigs, dies, moulds, tools and equipment	14,979	13,074
Leasehold improvements	10,901	14,950

	35,237	41,669

5.
Patents and Trademarks

Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra GuardÚ System. These costs are amortized over twenty years. Amortization for the nine months ended September 30, 2002 was $5,914 and for the nine months ended September 30, 2001 was $2,967. Components of the Ultra GuardÚ System were patented in the United States on April 12, 1996. Applications have been approved for patent protection under the International Patent Protection Treaty covering 13 European countries. Translations and other requirements to formalize these patents will continue through the current fiscal year.

6.	Secured Liabilities Pursuant to a funding agreement $736,578 of accounts payable are secured by $439,054 of accounts receivable.
7.	Loans Payable
a)
At December 31, 2001, the Company had loans payable to “Elco Bank Clients” located in Nassau, Bahamas, of $531,416 including principal and interest. During the nine months of fiscal 2002, an additional loan of $20,000 was received and interest of $36,004 was accrued, bringing the loans payable balance to $587,420. During the third quarter, the company repaid $138,000 of these loans with the issuance of 13,800,000 shares @ $0.01 per share. This left a balance owing of $449,420 as at September 30, 2002. These loans are unsecured, interest bearing at 10% per annum and due on demand.

b)	A loan payable of $115,000 plus accrued interest of $21,494 is unsecured, bears interest at 8% per annum and is due on demand.

c)
Loans payable of $200,000 plus accrued interest of $40,145 are unsecured and bear interest at 1% per month. The loan was due on May 21, 2001. The principal portion of the loan can be converted into common shares at $0.50 per share.

d)	A loan payable of $125,000 plus accrued interest of $25,665 is unsecured, bears interest at 1% per month starting from May 19, 2002 and is due on November 19, 2002.

e)
Loans payable of Cnd $154,700 (US$97,467) plus accrued interest of $5,066 secured by a general security agreement, bear interest at 8% per annum and are due six months from the date of each advance. The loans are repayable between May 31, 2002 and June 26, 2002.

f)	A loan payable of Cnd $28,526 (US$17,973) is unsecured, bears interest at prime rate plus 3% with monthly repayment of Cnd $3,050 (US$1,921).

g)	A loan payable of $8,891is unsecured, non-interest bearing and is due on demand.

Service Systems International, Ltd. Notes to the Consolidated Financial Statements
8.
Amounts Owing to Related Parties

These amounts, totalling $629,241, represent unpaid wages, loans and consulting for two directors. These amounts are due on demand, unsecured and non-interest bearing. For the nine months ended September 30, 2002, imputed interest in the amount of $31,928 has been recorded as donated capital and is calculated at 10% per annum.

9.	Common Stock
			Additional
		Common	Paid-in
	Shares	Stock	Capital
	#	$	$

Balance, December 31, 2001 (audited)	26,887,601	26,888	8,266,082

Issuance of stock for expenses pursuant to
the exercise of employee stock options	16,564	16	1,640

Issuance of stock for expenses	100,000	100	1,900

Issuance of stock for cash pursuant to
private placements	4,350,000	4,350	230,650

Issuance of stock for debt settlement	13,800,000	13,800	124,200

Stock returned to treasury for cancellation	(330,000)	(330)	(83,270)

Balance, September 30, 2002 (unaudited)	44,824,165	44,824	8,541,202

(a)      Warrants outstanding as at September 30, 2002:

		Exercise
Class	#	Price	Expiry Date(s)

“A”	1,109,989	$.40-$1.00	December 13, 2002 – December 20, 2003
“B”	2,705,174	$.07-$.20	Cancelled on October 1, 2002
“C”	12,605,000	$.01-$.24	September 23, 2005 – October 3, 2010
“D”	-		Expired on September 20, 2002
“E”	2,449,790	$.25-$.60	February 16, 2003 – December 3, 2003

On October 3, 2000, 3,000,000 Class C warrants were issued pursuant to a Strategic Alliance and other agreements with US Filter’s Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter (“US Filter”) to market and sell under license Service Systems’ UltraGuard® ultraviolet disinfection technology for water and wastewater applications. The value of the 3,000,000 Class C Warrants issued totalled $656,700. This amount is being amortized to operations as a marketing expense at a rate of $65,670 per annum. A total of $49,253 was charged during the nine months of fiscal 2002. These warrants were issued as follows:

(i)
1,000,000 Class C warrants issued, exercisable at the lower of $0.97 per share or the fair market value of the Company’s common stock at April 25, 2001 expiring October 31, 2011 and restricted from exercise for two years from October 3, 2000.

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

These additional warrants were issued because of certain funding criteria being met. The value of the 5,105,000 Class C warrants issued totalled $478,000. This amount is being amortized to operations as a financing expense at a rate of $47,800 per annum. A total of $35,850 was charged during the nine months of fiscal 2002.

4,500,000 Class C warrants were is sued at an exercise price of $0.01 per share. These warrants were cancelled subsequent to September 30, 2002.

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

These options were granted for services provided, or to be provided, to the Company. Statement of Financial Accounting Standards No. 123 (“SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. The Company has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of the Company’s shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

The fair value of the employee’s purchase rights under SFAS 123, was estimated using the Black-Scholes model.
If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	Nine	Twelve
	months ended	months ended
	September 30,	December 31,
	2002	2001
	$	$
	(Unaudited)	(Audited)

Net loss
As reported	(1,158,089)	(1,831,701)
Pro forma	(1,158,089)	(1,951,925)

Basic net loss per share
As reported	(.05)	(.08)
Pro forma	(.05)	(.08)

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

	Nine months ended			Nine months ended
	September 30, 2002			September 30, 2001
	(unaudited)			(unaudited)
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$

Revenue	38,669	7,072	45,741	1,312,442	–	1,312,442
Expense	944,127	473,634	1,417,761	1,741,836	859,560	2,601,396

Loss	(905,458)	(466,562)	(1,372,020)	(429,394)	(859,560)	(1,288,954)

	As of September 30, 2002			As of September 30, 2001
	(unaudited)			(unaudited)
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$

Identifiable assets	948,762	145,424	1,094,186	1,873,187	41,244	1,914,431
Goodwill and patents	102,392	-	102,392	62,976	80,851	143,827

Total assets	1,051,154	145,424	1,196,578	1,936,163	122,095	2,058,258

11.
Legal Proceedings

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O’Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P. Nield (a former Director and Vice President of the Company), O’Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus." He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O’Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. There has been no loss provision set-up pursuant to this action against the Company.

12.	Subsequent Events
a)	On October 15, 2002, the company called a special meeting of stockholders to be held on November 15, 2002 to act on the following proposals:

a. Proposal to change the Corporation’s name to UltraGuard Water Systems Corp.

b. Proposal to effectuate a one-for-fifty (1:50) reverse stock split of the Corporation’s common stock.

c. Proposal to increase the number of authorized common stock to 100,000,000, par value $0.001.

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

BASIS OF PRESENTATION

The financial statements include accounts of Service Systems International Ltd. and its 100% owned subsidiary, UV Systems Technology Inc. ("UVS"). With the discontinuation of operations at UVS in early 2002, the financial statements reflect no revenue activities. However, ongoing costs incurred at UVS to complete projects in their final stages of acceptance, ongoing debt servicing costs and other related costs continue to accrue and are included in these financial statement.

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

During the period from December 1, 1996 to September 30, 1997, Service Systems continued with UVS' system development and testing programs. These programs included the development of both a mechanical with chemical injection and an electronic automatic quartz sheath cleaning system to remove the fouling buildup due to suspended solids and chemical prevalent in wastewater.

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

Negotiations continue on finalizing a project delivered to New Zealand in 1995 by UVS and release of hold back funds. Testing of the system is ongoing to determine if the equipment is in compliance at times of correct effluent flow conditions. During the fiscal year ended August 31, 2000, the client ordered changes to its UV system amounting to C$31,200 and C$45,952, all of which was prepaid. C$31,200 of the work was completed in fiscal 2000. The work to be completed includes replacement lamp controllers, which are in construction for the Single Lamp Reactors but will require addition features for remote location mounting to replace the controllers at this location. This work was expected to be completed in August 2001, but will be delayed due to delayed delivery of materials from suppliers, until the first quarter of fiscal 2002. In February we were informed that the New Zealand customer embarked on a consolidation of a number of wastewater plants. Until the size of the combined wastewater plant is known and the systems layout is know, we have stopped work of the order and have applied the payment of $45,952 against an accounts receivable for this customer. During the third quarter of 2002, no further action or information has been received on this project.

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

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000 (approximately $466,000). The project is now delivered and operating on demand. As this system is used only when high rainfall and storm runoff occurs, demand for it's operating is infrequent. Since installation, we are informed of two storm events, which required the UV system to be activated. This UV system delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and is used for disinfection of CSO before discharge into Lake Ontario. During this quarter, at the request of the customer Clearwater Industries (our product manufacturing licensee )replaced the computer operating system with a Programmable Logic Controller (PLC). This decision was taken to permit service of the UV System to be performed by a number of service companies versed in PLC control system. This action provides the customer more flexibility and available service options and reflects the direction being taken by Clearwater on new system sales. Clearwater Industries reports that the UV System remedial work is complete. Final testing will not be conducted until spring 2003 as this site operates only during summer storm events. Tests conducted during 2002 were not successful, as effluent delivered to the UV system did not meet the design standards. Refuse, solids and city street runoff waste included in the effluent was not removed prior to entering the UV System.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order in March 1999 valued at over C$1,100,000 (approximately $748,000.). The UV system will disinfect effluent flow in excess of 36 million gallons per day. The UV system delivery was completed in January 2002 and installed during February and March for operation starting May 15, 2002. Problems were encountered with the field wiring which affected the operating software. As well, problems were encountered with the installation of some of the structural components. In the second quarter, four of the five channels (48 of the 60 lamps) had been operated for about 30 days using the non-flow paced computer system. Clearwater reported that during this period, performance requirements were being met. Negotiation of the work and guarantees required by the customer to complete the balance of the system was being conducted between the City of Peterborough, Clearwater, our product-manufacturing licensee and with USFilter and our strategic alliance marketer. These negotiations have been unsuccessful. In November we received notification that the City of Peterborough was canceling our UV system contract. We have advised the City that we do not accept this cancellation and will strenuously defend our rights under the contract purchased order. We have made the appropriate loss provisions in our financial statements to reflect this cancellation.

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

During the fiscal year ended August 31, 2000, Service Systems began development to reconfigure its UV system. In the quarter ended March 31, 2001, Service Systems produced the prototype of a new UV product line, the Ultra-Flow Single amp Reactor (SLR. The SLR, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, incorporates Service Systems' patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp, and the patented flow balanced weir. It encompasses layout flexibility, infinite automatic flow control and monitoring, and future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password-protected, Internet-based, web-monitored, microprocessor control, which will permit monitoring of the Ultra-Flow SLR UV system from Service Systems' plant or from any location equipped with an Internet connection. As part of this SLR development, Service Systems proceeded on the development of a High Voltage Power Controller with increased power and lamp striking voltage. The work on this component of the SLR was slower than anticipated, the result of which is the rescheduling of jobs in progress. Production units have now been manufactured at Service System’ factory and have been tested and accepted for installation into the SLR products. These Power Controller have been installed into all SLR ultraviolet system currently delivered and into those systems delivered in late 2001 and first quarter 2002. As well, all future UV system delivered will incorporate this SLR technology

On January 25, 2001, Service Systems and its wholly owned subsidiary, UV Systems Technology, Inc., a British Columbia company ("UV Systems"), entered into a Strategic Alliance Agreement and related agreements with US Filter/Wallace & Tiernan, Inc., a Delaware corporation ("U.S. Filter "). In general, the Strategic Alliance Agreement provides that U.S. Filter will market, offer and sell Service Systems' UltraGuard ultraviolet disinfection systems (the "Systems"), including aftermarket components and spare parts, on an exclusive basis for ten years throughout a territory consisting of North America, Central America (including the Caribbean Zone) and South America (the "Territory"). Certain of the basic terms of the Strategic Alliance Agreement and the related agreements are summarized below. The summaries are subject to and qualified by the agreements themselves. Reference should be made to the agreements themselves to insure adequate understanding.

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

During the first and second quarter of 2002 USFilter issued orders to the Clearwater Group for three UV systems valued at about $237,000. These systems are to be delivered into Chile and the USA. The orders are being manufactured at the Clearwater Group plant in Langley, British Columbia, Canada.

In September 2001 we licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture and sell in other territories not currently represented by Service Systems agents. VITROSYS will pay a royalty on each UV system manufactured. The royalty fee is variable, dependant on the selling price of the UV system. Under the License Agreement, Service Systems will provide full manufacturing drawings, software technology and expertise, and a specified number of hours of training at Service Systems’ facilities. These drawings were provided in the last quarter of fiscal 2001 and first quarter 2002. The training was conducted in June 2002 in Langley, BC where our staff personnel and consultants trained three Vitzrosys personnel in the manufacturing and operational requirements of the SLR UV system. As a requirement of the License Agreement, VITROSYS will be required to purchase from Service Systems, a key component for each SLR system. This key component is defined as the royalty verification component. Its purchase will trigger a sale and resultant royalty payment liability. The Korean market for UV is expected to increase as a result of legislation that will require all municipal and Industrial wastewater to be disinfected. During the third quarter Vitzrosys has purchased special manufacturing test equipment and a representative Single Lamp Reactor. In addition we continue to quote various other parts and UV system components.

During the first quarter of 2002 we made a major move to reduce our overheads. Having completed the delivery of the UV systems that were produced during 2000 to January 2002, we searched out a partner to work with on production of future UV systems orders. We found The Clearwater Group for this purpose. Clearwater is engaged in the water industry, targeting the treatment of potable water for smaller towns to which they provide complete packaged treatment plants. Clearwater will assume the manufacturing of new UV project supplying these to our Strategic Alliance partner, USFilter. Clearwater will also provide warranty services on the previously delivered UV products. Service Systems will be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. This association with Clearwater as our manufacturing partner permitted the company to move from its’ factory and reduce staff level in production, engineering and support. A number of key production staff moved to the Clearwater facility to assist in setting up for this manufacturing responsibility. The remaining staff at Service Systems works in a liaison and support role between USFilter and Clearwater.

This change of manufacturing strategy has significantly reduced our monthly operational costs. UV Systems Technology Inc, our wholly owed subsidiary is now inactive and has no operations. Activities are limited to accounting functions, recording of accounts receivable collections and project completion activities. Our revenue will come from royalties received from the Clearwater Group due to sales from USFilter and from sales of the UltraGuard SLR UV systems. will now be received through royalty receipts.

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

On October 8, 2002 we filed with the US Securities and Exchange Commission Form Type PREM14A-PROXY STATEMENT pursuant to the Securities Act of 1934 and filed Form Type DEF 14A-PROXY STATEMENT on October 19, 2002. The purpose for these filing being the Notice of Special Meeting of Stockholders to be convened at 10:00 a.m. November 15, 2002 at the Executive Hotel, 4201 Lougheed Highway, Burnaby British Columbia V5C 3Y6 in Boardroom A. The record date for the meeting is October 15, 2002.

The matters to be considered at the meeting included:

(1) Amending the Corporation’s Articles of Incorporation to change the name of the Corporation from Service Systems International, Ltd. to UltraGuard Water Systems Corp., and approving the required amendment to the Articles of Incorporation and other actions necessary to complete the change of name.

(2) Authorizing the Corporation’s board of directors to affect a one-for-fifty (1:50) reverse split of the Corporation’s issued and outstanding common stock.

(3) Amending the Corporation’s Articles of Incorporation to increase the Corporation’s authorized common stock from 50,000,000 par value $0.001 to 100,000,000 par value $0.001, and approving the required amendment to the Articles of Incorporation and other actions necessary to complete the increase in authorized common stock.

The full content of the filing is available on the Internet at www.sec.gov under Edgar reports

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

     Revenues. During the nine months ended September 30, 2002, we reported revenues of $45,741 compared to revenues of $1,069,596 reported in the comparable period of fiscal 2001, a decrease of $1,023,855 or 96%. The decrease was as a result of the close down of manufacturing activity and their transfer to The Clearwater Group.

     Direct Project Costs. Project costs recorded during the nine months ended September 30, 2002 amounted to $38,374 compared to $617,186 during the comparable period of fiscal 2001, a decrease of $578,812 or 94%. The decrease was as a result of the close down of manufacturing activity and their transfer to The Clearwater Group.

Gross Profit from Projects. Gross profits from projects dropped to $7,367 during the nine months ended September 30, 2002, compared to $452,410 recorded during the comparable period of fiscal 2001, a decrease of $445,043, or 98%. The decrease was as a result of the close down of manufacturing activity and their transfer to The Clearwater Group.

     Gross Profit from License Revenue. We reported no income from licensing during the nine months ended September 30, 2002 compared to a gain of $242,846, less cost of $66,103, resulting in a net amount of $176,743, in the comparable period of fiscal 2001.

Additional Project Costs. During the nine months ended September 30, 2002, additional costs and repairs accruals relating to systems shipped in 2000 and 2001 amounted to $183,138 as compared to nil, an increase of 100% over the comparable period of the prior fiscal period.

      Manufacturing Costs Not Applied. Manufacturing costs not applied are annual plant overhead costs that are not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. For the nine months ended September 30, 2002, we reported $38,160 of these costs, a decrease of $39,208 or 51%, from $77,368 in the comparable period of the prior year. The decrease was as a result of the close down of manufacturing activity and their transfer to The Clearwater Group.

     Amortization of Goodwill. For the nine months ended September 30, 2002, there was no amortization of goodwill as it had been fully amortized in the fourth quarter of 2001 compared to the $363,810 for the comparable period of the prior fiscal period. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS.

     Bad Debts. For the nine months ended September 30, 2002, we provided an allowance for doubtful account in the amount of $415,662 as compared to nil, or 100% increase over the comparable prior fiscal period.

     Foreign Exchange Translation Loss. For the nine months ended September 30, 2002, we reported a foreign exchange translation loss of $13,743, an increase of $4,729, or 52%, over $9,014 in the comparable prior fiscal period.

     General and Administrative Expense. For the nine months ended September 30, 2002, we reported general and administrative expense of $519,017, a decrease of $321,164, or 38% from $840,181 reported in the comparable period of the prior year. This decrease resulted primarily in the decreased legal fees, decreased finders fees paid to fund raisers and a recovery of bad debts from an account that was written off in the prior years. As well the discontinuation of manufacturing activities reduced general and administrative wages.

Imputed Interest. For the nine months ended September 30, 2002, we reported imputed interest of $31,928 as compared to nil or 100% increase over the comparable prior fiscal period. The increase is primarily due to the imputed interest calculated on amounts owing to related parties.

     Interest, Net of Interest Income. For the nine months ended September 30, 2002, we reported interest, net of interest income, of $96,104, an increase of $29,521, or 44%, from $66,583 reported in the comparable prior fiscal period. The increase was due to interest costs on additional loans required to fund manufacturing to complete shipments in the latter part of 2001 and in the first quarter of 2002.

     Research and Development Expense. For the nine months ended September 30, 2002, we reported research and development expense of $5,837 made up of expenses of $17,337, reduced by a recovery of expenses from prior years amounting to $11,500, a decrease of $289,562 or 98%, from $295,399 in the comparable period of the prior fiscal period. The decrease in R & D activities was as a result of the close down of manufacturing activity and R & D activities having been mainly completed prior to this close down.

     Selling Expenses. For the nine months ended September 30, 2002, we reported selling expenses of $75,798, a decrease of $189,954, or 71%, from $265,752 reported in the comparable period of the prior year. The decrease of $189,954 was due mainly to the shut down of all Sales and marketing activities resulting in an expenses decrease of $239,207. This decrease was partially offset by stock based compensation expense of $49,253, resulting from the stock warrant issued as part of the Strategic Alliance signed with USFilter/WT.

Net Loss for the Period. For the nine months ended September 30, 2002, we reported a net loss for the period of $1,372,020, an increase of $83,066 or 66% over $1,288,954 in the comparable period of prior year. The increase in net loss was due primarily to the accrual of additional project costs, provision for bad debts and the recording of imputed interest and stock based compensation expense. These costs and expenses were reduced partly by the reduced activity which resulted in decreased general and administrative expenses, decreased engineering and prototyping expenses, and decreased selling expenses during the nine-month period of fiscal 2002 in spite of the fact that there was an amortization of goodwill during the comparable period of the prior fiscal year.

     Net Loss per Share. For the nine months ended September 30, 2002, we reported a net loss per share for the period of $0.05, equal to the loss per share of $0.05 in the comparable period of the prior fiscal year. Although the net loss increased, the increased net loss was allocated over an increased number of shares outstanding and share equivalents in fiscal 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

Three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     Revenues. During the three months ended September 30, 2002, we reported $10,848 revenue compared to revenues of $407,706 during the comparable period of the prior year, a decrease of $396,858, or 97%. The decrease was as a result of the close down of manufacturing activity and their transfer to The Clearwater Group.

     Direct Project Costs. During the three months ended September 30, 2002, we reported project costs of $6,738 compared to $214,246 during the comparable period of the prior year, a decrease of $207,508, or 97%. The decrease was as a result of the close down of manufacturing activity and their transfer to The Clearwater Group.

Gross Profit from Projects. We reported $4,110 gross profit for the three months ended September 30, 2002, compared to $193,460 during the comparable period of the prior year, a decrease of $189,350 or 98%. The decrease was as a result of the close down of manufacturing activity and their transfer to The Clearwater Group.

     Additional Project Costs. During the three months ended September 30, 2002, additional costs and repairs were accrued relating to the systems shipped in 2000 and 2001 amounting to $127,560 as compared to nil, or 100% increase over the comparable period of the prior fiscal period.

     Manufacturing Costs Not Applied. Manufacturing costs not applied are annual plant overhead costs that are not being charged against contracts. The balance not charged is identified as manufacturing cost not applied. For the three months ended September 30, 2002, we reported $5,730 of these costs, a decrease of $18,325 or 76%, from $24,055 in the comparable period of the prior year. The reduced loss was due mainly to the close down of manufacturing activity and their transfer to The Clearwater Group.

     Amortization of Goodwill. For the three months ended September 30, 2002, there was no amortization of goodwill as it had been fully amortized in the fourth quarter of 2001 compared to the $121,270 for the comparable period of the prior fiscal period. The goodwill resulted from our acquisition of a majority interest in our subsidiary, UVS.

     Bad Debts. For the three months ended September 30, 2002, we provided $415,662 allowance for doubtful account of a project compared to nil or 100% increase over the comparable period of the prior year. This was due wholly to provisional costs set up to provide for the cancellation of one project.

     Foreign Exchange Translation Gain. For the three months ended September 30, 2002, we reported a foreign exchange translation gain of $12,986, an increase of $9,248, or 247%, over $3,738 in the comparable prior fiscal period.

     General and Administrative Expense. For the three months ended September 30, 2002, we reported general and administrative expense of $167,923, a decrease of $256,785, or 60% from $424,708 reported in the comparable period of the prior year. This decrease resulted primarily in the decreased legal fees; decreased finders fees paid to fund raisers, decreased investor relations expenses and, as well the discontinuation of manufacturing activities.

     Imputed Interest. For the three months ended September 30, 2002, we reported imputed interest of $2,805, compared to nil or 100% increase over the comparable prior fiscal period. The increase is primarily due to the imputed interest calculated on amounts owing to related parties.

      Interest, Net of Interest Income. For the three months ended September 30, 2002, we reported interest, net of interest income, of $39,984, an increase of $14,260, or 55%, from $25,724 reported in the comparable prior fiscal period. The increase was due to interest costs on additional loans acquired since the prior fiscal period.

      Research and Development Expense. For the three months ended September 30, 2002, we reported research and development expense credit of $10,946, a decrease of $143,515, or 108%, from $132,569 in the comparable period of the prior fiscal year. The decrease of $143,515 is made up of a decrease of expenses in the amount of 155,015 due mainly to reduced R & D activities in the fiscal 2002 and a recovery of R & D expenses of prior years in the amount of $11,500.

     Selling Expenses. For the three months ended September 30, 2002, we reported selling expenses of $17,663, a decrease of $121,471, or 87%, from $139,134 reported in the comparable period of the prior fiscal year. The decrease 4121,471 was due mainly to the shut down of all sales and marketing activities resulted in expense reduction of $239,207. This decrease was partially offset recording in the third quarter stock based compensation expenses of $49,253 resulting from the stock warrants issued as part of the Strategic Alliance signed with USFilter/WT.

Net Loss for the Period. For the three months ended September 30, 2002, we reported a net loss for the period of $749,285, an increase of $255,766, or 52% over $493,519 in the comparable period of fiscal 2001. The increase in net loss was due primarily to the accrual of additional project costs, provision for bad debts, and the recording of stock based compensation expense. These costs and expenses were reduced partly during the three-month period of fiscal 2002 by reduced activity resulting from the shut down of manufacturing operations. They shut down acted to decrease general and administrative expenses, engineering and prototyping expenses, and selling expenses, this decreases partly offset by an amortization of goodwill charge during the comparable three month period of the 2001 fiscal year.

     Net Loss per Share. For the three months ended September 30, 2002, we reported a net loss per share for the period of $0.02. The net loss per share decreased mainly as a result of the decrease in net loss and partly due to the net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2002.

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

We financed our operations during this fiscal period through loans from related parties, minority shareholders of Service Systems, and through private placement of the Companies common stock. These private placements to various investors, including a number of our existing shareholders, were made in reliance upon the exemptions from registration afforded by Rule 506 of Regulation D.

We expect that during the final quarter of fiscal 2002 and fiscal 2003, royalty revenues will be received as a result of the signed Strategic Alliance with US Filter, the relationship established with The Clearwater Group and our Korean Licensee, however these revenues will not be significant. Also, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the expansion of our market in territories not already covered and in potable water industry activities. Except as previously indicated and although arrangements have not been completed to raise funds we continue to actively seek funding sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

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

Date	Shares	Residency	Consideration	Exemption
		Citizenship	Valued at

17 July 2002	4,000,000	Can	$200,000	Rule 506, Reg D

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

SERVICE SYSTEMS INTERNATIONAL, LTD.

/s/ Kenneth R. Fielding

Kenneth R. Fielding, President

Date: November 14, 2002	/s/ Ken Fielding

Ken Fielding, President

Date: November 14, 2002	/s/ John R. Gaetz

John R Gaetz, Principal Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Service Systems International Ltd. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission, Ken Fielding, President and Chief Executive Officer, and John R. Gaetz, Vice President and Chief Financial Officer of Service Systems International Ltd., hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to our knowledge, that:

(1)	the quarterly report of Service Systems International Ltd. for the period ended September 30, 2002, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)
the information contained in such quarterly report of Service Systems International Ltd. for the period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Service Systems International Ltd.

/s/ KEN FIELDING

Ken Fielding
President and Chief Executive Officer

/s/ JOHN R. GAETZ

John R. Gaetz
Vice President and Chief Financial Officer

EXHIBIT 11

Service Systems International, Ltd.
Computation of Per-Share Incom
Treasury Stock Method
As Modified for 20% Test

Period Ended
September 30, 2002

Weighted average number of shares outstanding	29,938,609
===========

Total common and common equivalent shares	44,974,165
===========

Net income (loss) for the period	(1,372,020)
===========

Loss per common and common equivalent shares	$(0.03)
===========

Earnings per share:

The earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.