Form 10KSB
period 2002-12-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2003-03-27
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 000-21753

ULTRAGUARD WATER SYSTEMS CORP.
Name of Small Business Issuer in Its Charter

NEVADA	88-0263701
State of Incorporation	I.R.S. Employer
Identification No.

2nd FLOOR, 5763 – 203 A STREET
LANGLEY B.C., CANADA	V3A 1W7
Address of Principal Executive Offices	Zip code

604-539-9398
Issuer's Telephone Number

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
Title of class

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [     ]

The issuer’s revenues for its most recent fiscal year were $24,747

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on March 26, 2003 was $ 6,023,174. The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 10,852,565 on March 26, 2003.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FINANCIAL PERFORMANCE OF THE COMPANY, AND IS SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD LOOKING STATEMENTS. AMONG SUCH FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY’S PRODUCTS; THE COMPANY’S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY’S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Vancouver-based UltraGuard Water System Corp (“Company”), (formerly Service Systems International, Ltd.), through its previously owned subsidiary UV Systems Technology, Inc. ("UVS") are committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, ultraviolet-based water treatment products and systems. For the period up to February 2002 we were the manufacturer and marketer of state of the art ultraviolet disinfection systems for wastewater disinfection with additional application possibilities in potable water. During fiscal 2002 the Company’s business changed from a focus on wastewater disinfection to the purification of potable water using ultraviolet and filtration. In December 2002 we entered an additional business segment; the manufacturing and marketing of a primary, alternative and emergency power generating Magnesium-Air power cell.

In fiscal 2002 our Company discontinued manufacturing of the wastewater products and entered into various agreements to change it business focus. The wastewater business was licensed to Clearwater Industries Ltd (See details in ITEM 6 – MANAGEMENTS DISCUSSIONS). The emphasis of our business remained in ultraviolet disinfection, however we now target drinking water with systems developed for low-flow drinking water application. The products currently developed and under development are used to disinfect and filter water. The systems identified are, Point of Entry (POE) purification system, which is installed where the water enters the home, and Point of Use (POU) purification system, which is located at the faucet. In addition, in late December 2002, our Company obtained an option to manufacture and market a magnesium air fuel cell to power the POU and POE purifications systems and for ancillary uses such as lighting, radio and other low energy electrical needs.

Our offices were located at 2nd Floor 6753 203A Street, Langley BC, Canada, V3A 1W7 on January 26th, 2002. The telephone number is (604) 539-9398 and the facsimile number is (604) 539-9383. References in this document to we, us, our, and the company include its consolidated wholly-owned subsidiary, Innovative Fuel Cell Technologies Inc and UltraGuard Water Systems GmbH, unless the context otherwise requires. ULTRA GUARDR and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners. All monetary figures in the document are in United States dollars except Canadian dollars which are indicated as "C$”.

COMPANY’S BACKGROUND

Our company was incorporated in Nevada in August 1990 and was inactive until eight Canadian and European individuals acquired it in July 1995. The investor’s intent was to develop the company into the United States marketing arm of UV Systems Technology Inc., which was incorporated in British Columbia, Canada in 1993. Our company issued 1,600,000 shares of its restricted common stock ("Common Stock") to certain individual stockholders and one of our officers, as repayment of cash paid to others for expenses related to the acquisition.

To further advance our marketing objectives, in September 1995, we entered into a marketing distribution agreement (embodying an earlier oral agreement) with UV Systems Technology Inc., for marketing rights for the UltraGuardR system in eight Western states. In July 1996 we entered into a funding agreement with UVS. During this period, we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire

50.69% of UVS. Under subsequent agreement dated February 14, 2000 with the two principal shareholders Working Opportunity Fund and MDS Ventures Pacific, Inc., (49.39%) we acquired the remaining 49.31% of common stock and all outstanding preferred stock of UVS.

On December 30, 2002 the Company acquired 100 % of Innovative Fuel Cell Technologies Inc, a Nevada Incorporated company, the holder of an option to purchase a worldwide license from MagPower Systems Inc (MagPower) for their air magnesium fuel cell technology. The purchase price in the option agreement was C$100,000 and 400,000 shares of the Company’s common stock. When the option is exercised, MagPower will provide to the Company with the technical information necessary for the manufacture and sale of the air fuel cell battery (Fuel Cell). The Fuel Cell will provide the necessary power to operate ultraviolet disinfection systems, lighting and radio in areas of the world where no other forms of electrical power is unavailable. The product has applications in remote areas of all countries worldwide. Applications in developing countries such as Africa, some of the Middle East countries and China, where large numbers of the population are not serviced by an electrical grid and do not have a safe water supply, are market areas. The Company issued six million shares of its common stock to the shareholders of Innovative Fuel Cell Technologies Inc (“Innovative”) for 100% of Innovative. Included in the Innovative assets was the Austrian Company, UltraGuard Water Systems GmbH (“GmbH). The incorporation of GmbH was made by Innovative in contemplation of its sale of Innovative to the Company. GmbH is set up to manufacture and market Point of Use UV produces in Germany and the European Union Countries (“EU”) to exploit the EU and other European markets potential. The market potential was increased when the European Commission recently brought in strict guidelines (“EU Water Framework Directive”). Effective January 2004 member states must ensure that drinking water meets stringent guidelines to protect the quality of the water (both hot and cold) that consumers receive from their taps; the Point of Use. In addition GmbH will manufacture the Fuel Cell products for the various world markets.

Subsequent to the fiscal 2002-year end, the Company exercised the license for the Fuel Cell. On March 14, 2003, the license agreement was signed between MagPower and the Company’s wholly owned subsidiary, Innovative Fuel Cell Technologies Inc. The Company will pay C$102,500, and issue five hundred shares of the Company’s common stock. Payments terms were modified to reflect the delivery of technical information necessary to enable the Company to manufacture the Fuel Cell and additional rights of use. The terms of the signed license agreement included additional rights of use of the fuel cell for ancillary services to power items such as lighting and radio for which the Innovative increased the cash payable by C$2,500 to a total amount of Cnd$102,500 and increased the number of Company shares that would be paid by 100,000 to a total of 500,000. On signing, Innovative paid C$5,000 and delivered 200,000 common shares of UltraGuard. The balance of the license fee will be paid, C$5,000 on April 1, 2003, C$5000 and 100,000 common shares of the Company on May 1, 2003 and Cnd$7,500 on the first of each month thereafter until MagPower delivers the technical drawings; and C$15,000 per month thereafter until all payments totaling C$102,500 has been made. On receipt of the technical drawings and information for manufacturing, the remaining 200,000 shares will be delivered to MagPower. A minimum quantity of 2000 Fuel Cell units must be sold in fiscal 2003. Royalties of C$25.00 per Fuel Cell will be paid to MagPower based on number of units sold. Additional details of these acquisition transactions were filed with the SEC on Form 8-K on January 14, 2003.

Given the Company’s inability to raise the additional funds necessary to continue the operations of UVS and with UVS liabilities exceeding assets by a significant amount, the board of directors and investors determined that by selling UVS the Company could continue viable operations pursuing a new product focus (see Our Products). On December 31, 2002 the Company entered into various agreements for was the disposition of UVS and the removal of the UVS debt and receivable carried on the Company’s financial statements. The reader should refer to the Company’s financial statements attached hereto for a complete understanding. Manufacturing and marketing of the UVS technology had been discontinued by the Company and was licensed to Clearwater Industries in early 2002. The purchasers of UVS were 659999 BC Ltd a corporation controlled by two officers and directors of UltraGuard. Terms of the sale included the transfer by UVS to the Company of all current and future revenue that may accrue as a result of the UVS technology, which was all revenue the Company could have accrued had it not sold UVS. The intent of 659999 BC Ltd is to keep UVS inactive. Full details of these agreements are available on Form 8K filed with the SEC on January 15, 2003.

OUR PRODUCTS

POINT OF USE AND POINT OF ENTRY

Our Point of Use (POU) and Point of Entry (POE) ultraviolet purification systems with or without filtration are used for the drinking water and water for human contact. The POE is attached to the water supply line at its entry point into a building; the POU is attached under a sink directly in advance of the faucet. These products will meet the needs and requirements of the population of the North American marketplace. In Europe our Austrian company UltraGuard Water Systems GmbH is developing a POU product for the specific and demanding requirements of the European market.

MAGNESIUM-AIR FUEL CELLS

In December 2002 we acquired the rights to a magnesium-air fuel cell system developed by MagPower Systems Inc. The magnesium air fuel cells will be manufactured in Europe to the specifications and technical data to be furnished by the developer MagPower Systems Inc. The magnesium air fuel cells provide greater safety and cost savings over the better-known hydrogen fuel cells. Both cell produce electricity through an electrochemical reaction but magnesium-based fuel cells are more environmentally friendly, easier to recycle, more versatile and more efficient because they are simpler and safer.

Magnesium-Air Fuel Cells are cleaner; they support the global push for a sustainable environment.

They are easily recycled, clean and consume no fossil fuels, produce no toxic emissions, thus reducing harmful greenhouse effects. To recharge the cell, you basically remove the spent magnesium core, replace it with a new core and add salt or seawater electrolyte.

Magnesium-Air Fuel Cells are safer; the simple magnesium anode and natural electrolyte make this cell less combustible than a hydrogen fuel cell. Unlike hydrogen fuel cells, which use pure hydrogen, with magnesium-based fuel cells, no safety sealed fuel storage is required, its fuel can be magnesium or magnesium-alloy. No special safety permits are required for transportation by plane. The magnesium-based fuel cell has an indefinite shelf life because the electrolyte can be removed before storage. When power is needed, the electrolyte is poured back into the cell. Electrolyte in a non-magnesium fuel cell, power generator or battery cannot be removed, stored or reused by the consumer. This sustainability provides a reliable source of power for emergency situations.

The magnesium air fuel cell will be packaged with the UV POU and POE purification systems to provide a permanent or portable purification system for either temporary service application, emergency stand-by or for remote dwellings or villages where electrical power is unavailable.

WASTERWATER SYSTEMS

In fiscal 2002, the wastewater were licensed to Clearwater Industries and the Company will collect royalties on each systems sold. The UV disinfection system is sold under its registered trademark, UltraGuard® SLR UltraFlow System. The UltraGuard® system incorporates: 1) low-pressure, high intensity, high efficiency UV lamps, 2) infinitely variable ultraviolet lamp controllers, 3) a patented high-performance reactor module, 4) patented flow-balanced weirs, and 5) an automatic quartz sheath cleaning system. Currently this product is primarily sold for municipal wastewater disinfection. However, our UV technology can be applied to many treatment needs. These include industrial process water disinfection, potable water disinfection, and other fluid and air disinfection. In December the Company

MARKETING.

The Company’s UV POU and POE purification systems will be marketed under the brand name UltraFlo and the fuel cell system will be brand named UltraCell. In North America our UltraFlo products will be sold through distributor companies and directly through our website. An E-commerce marketing section to be setup within our website will permit retail users to purchase products and components directly. UltraCell products will be marketed through distributors to be setup in the various countries where this product has application. Setting up the representative and distributor network for the UltraFlo and UltraCell products will be an ongoing process through year 2003 as the products become market ready and as funding becomes available. Strategic partners will be identified with whom we will form alliances. As well, home name brand distributors, large plumbing contractors, building developers, etc will be approach market these products for us.

Effective February 2002 the Company’s wastewater product is being manufactured by Clearwater to supply the needs of USFilter in its Territory. In Korea, our Licensee manufactures exclusively for the Korean and non-exclusively for the Asian Market.

UV disinfection systems have none of the safety issues with which chlorination systems must deal. UV has the advantage of being relatively simple to operate and maintain. UV disinfection is a physical, rather than chemical process, using UV radiation to permeate bacterial and viral cell walls and prevent the cells from replicating.

CUSTOMERS

The POE and POU UltraFlo UV purification system will be sold to all people concerned about the safety of the water they consume. Water quality is generally deteriorating worldwide. The UNESCO World Water Development Report states “disinfection at the point of use is consistently the most cost-effective intervention”. With outbreaks of e-coli and other bacteria occurring in the municipal water supply (Walkerton, Ontario), surface water and the aquifer, the population is becoming increasingly concerned that water needs special handling to make it safe. The occurrence of contaminates in the water supply (Giardia, and Cryptosporidium cysts), which cannot be deactivated by chlorine give people cause for concern. Ultraviolet and filtration can deactivate or remove these cysts, bacteria and virus from drinking water, making it safe for consumption. Concerns about the drinking water supply even in areas with municipal water treatments facilities has driven consumers to bottled water, delivery water and home filtration. We believe these consumers are potential clients for the POE and POU UltraFlo UV purification systems. UltraGuard Water Systems GmbH has been set up to manufacture the POU UltraFlo UV produces in Germany and market it the European Union Countries (“EU”) to exploit the EU and other European markets potential. The market potential was increased when the European Commission recently brought in strict guidelines (“EU Water Framework Directive”). Effective January 2004 member states must ensure that drinking water meets stringent guidelines to protect the quality of the water (both hot and cold) that consumers receive from their taps; the Point of Use.

In areas where electrical power is unavailable, the Magnesium-Air Power Cell (UltraCell) will provide a source of power to the population of the world’s most remote areas. On the African continent, in countries such as South Africa the UltraFlo POU purification systems in combination with the UltraCell we can provide safe and clean drinking water. In addition, the UltraCell will supply power to those remote areas for lighting and basic services such as radio, television and even computers. Any area in the countries of the world where a reliably, full time electrical supply is unavailable or where natural or human caused disasters may interrupt the electrical power supply can use the UltraCell as a full time or emergency stand-by power source.

Royalty Income. On January 26, 2001, we entered into a Strategic Alliance Agreement (and associated agreements) with US Filter’s Wallace and Tiernan Products group (USFilter ) to market our Ultra Guard® wastewater UV System in North, South and Central America and the Caribbean, filed with the SEC on Form 8-K on February 27, 2001. On February 5, 2002 we signed an agreement with Clearwater Technologies Inc wherein Clearwater agreed to assume the manufacturing of new UV projects and to supply these to our Strategic Alliance partner, USFilter. Clearwater will also provide warranty services on previously delivered UV products. The Company will be paid a royalty on sales, the percentage scaled upward as the total sale volume increases.

Stock Purchase Warrants. Concurrently with the execution of the Strategic Alliance Agreement, granted three Stock Purchase Warrants to U.S. Filter/Wallace & Tiernan for an aggregate of 3,000,000 (60,000) shares of the Company’s common stock, as follows. The numbers enclosed in brackets present the effect of post reverse split.

  1,000,000 (20,000) shares at an exercise price equal to the lower of $0.97 ($48.50) per share or the "Fair Market Value" of the common stock as of April 25, 2001;
  1,000,000 (20,000) shares at an exercise price of $1.00 ($50.00) per share; and
  1,000,000 (20,000) shares at an exercise price of $2.00 ($100.00) per share.

As a term of a subsequent Funding Agreement, the exercise prices on the 3,000,000 (60,000) warrants was reduced to $0.24 ($12.00) per share. In addition, 5,105,000 (102,100) Class A warrants (the Additional Warrants) were issued as a result of this Funding Agreement. All warrants issued to USFilter may be exercised until October 10, 2010. The total number of Class A warrants issued to USFilter is 8,105,000 (162,100) at a price of $0.24 ($12.00) per share. In summary as result of the 1:50 reverse split USFilter now holds 162,100 Class A warrant exercise price of $12.00.

If the Strategic Alliance Agreement is terminated for convenience, the warrants will expire on the second anniversary of the effective date of the termination for convenience. In addition, on January 25 of each year during the term of the

Strategic Alliance Agreement, the Company will grant to U.S. Filter/Wallace & Tiernan additional warrants to purchase common stock, based upon the orders for Systems booked or significantly influenced by U.S. Filter/Wallace & Tiernan during the preceding 12 months. Provided at least US$1,000,000 of orders for Systems have been booked or influenced, U.S. Filter/Wallace & Tiernan would become entitled to purchase 50,000 shares and also 500 shares for each US$10,000 of orders for Systems booked or significantly influenced by U.S. Filter/Wallace & Tiernan in excess of US$1,000,000 during the preceding 12 months. Any warrants issued will be issued at the average of the 10 days preceding the date of determining the number of share due.

Registration Rights Agreement. The Company and U.S. Filter/Wallace & Tiernan also entered into a Registration Rights Agreement. The Registration Rights Agreement entitles U.S. Filter/Wallace & Tiernan to demand registrations (two long form registrations and, if available, short form registrations at specified intervals) and piggyback registrations for the shares of the Company common stock issued upon exercise of the warrants.

Security Agreement. The Company and UV Systems have granted to U.S. Filter/Wallace & Tiernan a security interest in certain rights in and to their patents, trademarks, trade secrets, copyrights, soft ware and know how, and contracts related to the use or exploitation of these rights in connection with the sale, distribution, promotion, marketing or manufacture of Systems for installation within the Territory. The security interest secures an obligation to make a $100,000 payment under the Strategic Alliance Agreement upon a termination by convenience, or a termination, rejection, disclaiming or repudiation of the License Agreement in connection with insolvency proceedings.

COMPETITION

The Company competes with many other producers of UV equipment and other water treatment technologies, many of which are more established and have significantly greater resources.

We compete with technologies currently in use, including chlorination, ozonation, reverse osmosis and micro filtration. Competitive factors include system effectiveness, safety regulation costs, operational cost and practicality of application and potential adverse health effects. We are not unaware of any competing technologies using fuel cells in conjunction with UV; nor are we aware of any magnesium air fuel cells in use to power lighting and related services.

REGULATORY MATTERS

Our business is conducted from British Columbia, Canada. We are not subject to any special regulatory requirements above those that are applicable to businesses in general in Canada and the United States.

We are not aware of any regulations that would adversely affect our ability to market our products

EMPLOYEES

As of December 31, 2002, the Company had three (3) full time employees. Two (2) of the full-time employees are engaged in management and production subcontracting activities, and 1 is engaged in office services.

RISK FACTORS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND SERVICE SYSTEMS’ CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY'S, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG THESE FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY’S PRODUCTS; THE COMPANY’S OVERALL AVILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY’S PRODUCTS; AND OTHER RESK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

WE ARE SUBJECT TO THE RISKS, EXPENSES, PROBLEMS AND DIFFICULTIES FREQUENTLY

ENCOUNTERED IN THE ESTABLISHMENT OF A RESTRUCTURED BUSINESS, ESPECIALLY IN THE CONTINUALLY EVOLVING, INTENSELY COMPETITIVE, POTABLE WATER TREATMENT INDUSTRY.

We have generated no profits to date and have accumulated losses to December 31, 2002 fiscal yearend amounting to $10,197,138. We cannot assure that we will become profitable at any time in the foreseeable future.

ITEM 2.     DESCRIPTION OF PROPERTY

In March 2002, The Company’s executive offices were relocated to 2nd Floor, 5763-203A Street, Langley, British Columbia. The premises have approx. 600 square feet of executive offices. The initial lease term was for a period of one year and expires in March 2003. Currently the company is leasing the existing space month to month. No Insurance plans cover the contents.

ITEM 3.     LEGAL PROCEEDINGS

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O’Flynn against Service Systems, Kenneth Fielding (Service Systems’ President and Director), and Charles P Nield (a former Director and Vice President of the Company). O’Flynn alleges that in April of 1996, he purchased shares of Service Systems’ common stock based on a representation that they would be free trading in 40 days of “the filing of a prospectus”. He further alleges that, in September of 1996, he purchased additional shares of common stock based on the representation that the shares would be free trading within 40 days of the common stock becoming free trading. O’Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continues to actively defend the suit. Examination for discovery of Charles P Nield was conducted in June 1999, since then there has been no further activity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 8, 2002 we filed with the US Securities and Exchange Commission Form Type PREM14A-PROXY STATEMENT pursuant to the Securities Act of 1934 and filed Form Type DEF 14A-PROXY STATEMENT on October 19, 2002. The purpose for these filing being the Notice of Special Meeting of Stockholders to be convened at 10:00 a.m. November 15, 2002 at the Executive Hotel, 4201 Lougheed Highway, Burnaby British Columbia V5C 3Y6 in Boardroom A. The record date for the meeting was October 15, 2002.

The purpose of the meeting was to request shareholder approval of three (3) proposals as detailed below.

The total shares cast at the meeting; 30,801,989 represented 65.09% of the total 47,324,165 shares eligible to vote.

1)      Amending the Corporation’s Articles of Incorporation to change the name of the Corporation from Service Systems International, Ltd. to UltraGuard Water Systems Corp., and approving the required amendment to the Articles of Incorporation and other actions necessary to complete the change of name.

The results, based on the number of voted on proposal 1) were:

For the proposal	30,735,998	Percent	64.95
Against the proposal	56,990	Percent	0.12
Abstain from voting	1,000	Percent	0.02
Total votes cast	30,801,989

The proposal was carried.

(2)      Authorizing the Corporation’s board of directors to effect a one-for-fifty (1:50) reverse split of the Corporation’s issued and outstanding common stock.

The results, based on the number of voted on proposal 2) were:

For the proposal	30,134,169	Percent	63.68
Against the proposal	637,444	Percent	1.35
Abstain from voting	30,375	Percent	0.06

(3)      Amending the Corporation’s Articles of Incorporation to increase the Corporation’s authorized common stock from 50,000,000 par value $0.001 to 100,000,000 par value $0.001, and approving the required amendment to the Articles of Incorporation and other actions necessary to complete the increase in authorized common stock.

The results, based on the number of voted on proposal 3) was;

For the proposal	29,785,372	Percent	62.94
Against the proposal	981,640	Percent	2.07
Abstain from voting	34,976	Percent	0.07

The 1:50 reverse split contained in proposal number 2 was implemented on December 6, 2002

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded in the over-the-counter market and is listed on the Over the Counter Bulletin Board under the symbol "UGRD". The following table sets forth for the periods indicated the high and low bid prices of our common stock as reported by the OTC-BB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The period from Fiscal Year 1998 up to September 30 of the fiscal year 2002 shows share values before effect of a 1:50 reverse split, the last numbers in brackets shows values after effect of the 1:50 reverse split

FISCAL YEAR 2000
Quarter ended November 30, 1999	0.75 (37.50)	0.26 (13.00)
Quarter ended February 29, 2000	0.88 (44.00)	0.29 (14.50)
Quarter ended May 31, 2000	1.00 (50.00)	0.31 (15.50)
Quarter ended August 31, 2000	0.93 (46.50)	0.437 (21.85)

FISCAL YEAR 2001
Quarter ended March 31, 2001	0.33 (16.50)	0.71 (35.50)
Quarter ended June 30, 2001	0.155 (7.75)	0.40 (20.00)
Quarter ended September 30, 2001	0.12 (6.00)	0.27 (13.50)
Quarter ended December 31, 2001	0.95 (47.50)	0.22 (11.00)

FISCAL YEAR 2002
Quarter ended March 31, 2002	0.04 (2.00)	0.15 (7.50)
Quarter ended June 30, 2002	0.02 (1.00)	0.05 (2.50)
Quarter ended September 30, 2002	0.02 (1.00)	0.04 (2.00)
*Quarter ended December 31, 2002	(0.30)	(1.00)

Post reverse split

As of December 31, 2001 there were approximately 144 holders of record of the common stock.

The Company has never had profits and has never paid cash dividends on its common stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER SALES

During the quarter ended December 31, 2002, the Company made the following sales in U.S., Bahamas and Canada for cash, and debt reduction and debt settlement. These shares were issued under the exemption provided by Section 4(2) of the 1933 Act and reliance on Regulation S of the Securities Act with representations from the purchasers as to their investment intent, their access to information and their sophistication, no underwriters were involved and no commissions were paid in connection with the sales.

Name	Date	Units	per unit	Total

Salvadire Depillo	31 Dec 2002	49,000	$.001	49.00
Raymond Nimrod	31 Dec 2002	49,000	$.001	49.00
Gustavo Rodriquez	31 Dec 2002	49,000	$.001	49.00
Robert Petrella	31 Dec 2002	195,000	$.001	19.50
Carmel International, SA	20 Dec 2002	411,615	$1.00	$411,615.00
Collingham Investments SA	20 Dec 2002	90,731	$1.00	$90,731.00
Kerrington Corporation	20 Dec 2002	90,731	$1.00	$90,731.00
*John Gaetz	18 Dec 2002	1,500,000	$0.0101	$15,150.00
*Ken Fielding	18 Dec 2002	1,500,000	$0.0101	$15,150.00
Ulysses Thomas Ware	20 Nov 2002	634,100	$0.01	$6,341.00

*were issued on notes receivable from Fielding and Gaetz, subsequent to December 31, 2002 the notes were paid by converting debt

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

BASIS OF PRESENTATION

The financial statements include accounts of Ultraguard Water Systems Corp. and its 100% owned subsidiaries, Ultraguard Water Systems GmbH and Innovative Fuel Cell Technologies Inc.

MANAGEMENT'S DISCUSSION

Our company was incorporated in Nevada in August 1990 and was inactive until eight Canadian and European individuals acquired it in July 1995. The investor’s intent was to develop the company into the United States marketing arm of UV Systems Technology Inc., which was incorporated in British Columbia, Canada in 1993. Our company issued 1,600,000 shares of its restricted common stock ("Common Stock") to certain individual stockholders and one of our officers, as repayment of cash paid to others for expenses related to the acquisition.

In an effort to further advance our marketing objective, in September 1995, we entered into a marketing distribution agreement (embodying an earlier oral agreement) with UV Systems Technology Inc., for marketing rights for the UltraGuardR system in eight Western states. In July 1996 we entered into a funding agreement with UVS. During this period, we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire 50.69% of UVS. Under subsequent agreement dated February 14, 2000 with the two principal shareholders Working Opportunity Fund and MDS Ventures Pacific, Inc., (49.39%) we acquired the remaining 49.31% of common stock and all outstanding preferred stock of UVS.

During the year ended August 31, 1999, the Company entered into a development to reconfigure its UV system. In the quarter ended February 29, 2000, the Company produced the prototype of a new UV product line, the Ultra-Flow SLR. This product, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, will incorporate the Company’s patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp and the patented flow balanced weir. It encompasses layout flexibility; infinite automatic flow control and monitoring, future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password- protected, Internet-based, web-monitored, microprocessor control, which will permit monitoring of the Ultra-Flow SLR UV system from the Company ‘s plant or from any location equipped with an Internet connection.

On January 26, 2001 the Company entered into a Strategic Alliance Agreement, and related agreement with US Filter’s Wallace Tiernan Products Group, under which US Filter has the exclusive right to market the Company’s Ultra Guard® UV system in North, South and Central America, and the Caribbean. See “Our Products: Customers”

In September 2001 we licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture for sale into other territories not currently represented by the Company’s agents. VITROSYS will pay a royalty on each UV system sold. The royalty fee is variable, dependant on the selling price of the UV system. Under the License Agreement, the Company provided full manufacturing drawings, software technology and expertise, and a specified number of hours of training at the Company’s facilities. As a requirement of the License Agreement, VITROSYS will be required to purchase from the Company, a key component for each SLR system. This key component is defined as the royalty verification component. Its purchase will trigger a sale and resultant royalty payment liability. The Korean market for UV is expected to increase as a result of legislation that will require all municipal and Industrial wastewater to be disinfected.

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000 (approximately $466,000). The project is now delivered and operating on demand. As this system is used only when high rainfall and storm runoff occurs, demand for it's operating is infrequent. Since installation, we are informed of two storm events, which required the UV system to be activated. This UV system delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and is used for disinfection of CSO before discharge into Lake Ontario. During this quarter, at the request of the customer Clearwater Industries (our product manufacturing licensee) replaced the computer operating system with a Programmable Logic Controller (PLC). This decision was taken to permit service of the UV System to be performed by a number of service companies versed in maintaining PLC control systems. This action provides the customer more flexibility and available service options and reflects the direction being taken by Clearwater on new system sales. Clearwater Industries reports that the UV System remedial work is complete. Final testing will not be conducted until spring 2003 as this site operates only during summer storm events. Tests conducted during 2002 were not successful, as effluent delivered to the UV system did not meet the design standards. Refuse, solids and city street runoff solid waste included in the effluent was not removed prior to entering the UV System.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order in March 1999 valued at over C$1,100,000 (approximately $748,000.). The UV system will disinfect effluent flow in excess of 36 million gallons per day. The UV system delivery was completed in January 2002 and installed during February and March for operation starting May 15, 2002. Problems were encountered with the field wiring which affected the operating software. As well, problems were encountered with the installation of some of the structural components. In the second quarter, four of the five channels (48 of the 60 lamps) had been operated for about 30 days using the non-flow paced computer system. Clearwater reported that during this period, performance requirements were being met. Negotiation of the work and guarantees required by the customer to complete the balance of the system was being conducted between the City of Peterborough, Clearwater, our product-manufacturing licensee and with USFilter and Clearwaterr. These negotiations have been unsuccessful. In November we received notification that the City of Peterborough was canceling our UV system contract. We have advised the City that we do not accept this cancellation and will strenuously defend our rights under the contract purchased order. We have made the appropriate loss provisions in our financial statements to reflect this cancellation.

Purchase orders for two additional UV systems valued at approximately C$150,000 approximately were produced during the 2000-2001 period and delivered into the Province of Ontario. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about $258,000. These two systems were delivered in 2001.

During the first quarter of 2002 the Company took actions to reduce its overheads. Having completed the delivery of the UV systems that were produced during 2000 and up to January 26, 2002, we searched for a partner to work with for production of future UV systems orders. We found Clearwater Technologies Inc., based in Langley, B.C. Canada (“Clearwater”) to perform these and other activities. Clearwater is engaged in the water industry, targeting the treatment of potable water for smaller towns to which they provide complete packaged treatment plants. Clearwater agreed to assume the manufacturing of any new UV project sold to our Strategic Alliance partner, USFilter. Clearwater will also provide warranty services on the previously delivered UV products. The Company will be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. This association with Clearwater as our manufacturing partner permitted the company to move from its’ factory and reduce staff level in production, engineering and support. A number of key production staff moved to the Clearwater facility to assist in setting up for this manufacturing responsibility. The remaining staff at the Company work in a liaison and support role between USFilter and Clearwater.

This change of manufacturing strategy in the first quarter of 2002 significantly reduced our monthly operational costs. UVS became inactive with no further operations. Activities of UVS were limited to accounting functions, recording of accounts receivable collections and advising Clearwater on project completion activities.

The Strategic Alliance Agreement with USFilter referred to above, and various other agreements were entered into on January 25, 2001 with US Filter/Wallace & Tiernan, Inc ("USFilter "). In general, the Strategic Alliance Agreement provides that U.S. Filter will market, offer and sell the Company’s UltraGuard® ultraviolet disinfection systems (the "Systems"), including aftermarket components and spare parts, on an exclusive basis for ten years throughout a territory consisting of North America, Central America (including the Caribbean Zone) and South America (the "Territory"). To insure adequate understanding of this Alliance, reference should be made to the various agreements filed on Form 8-K, February 27, 2001, which provide full details of these agreements.

Future revenue from the wastewater technology will come from royalties received from Clearwater as a result of sales made to USFilter, and sales of the Systems, made to others. Addition royalty revenues will be received for any System sold by Vitzrosys under a license agreement signed in September 2001. We licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture and sell in other territories not currently represented by The Company agents. VITROSYS will pay a royalty on each System manufactured. The royalty fee is variable, dependant on the selling price of the System.

Recent US and world events as well as the worldwide requirement for a higher quality of water will accelerate the use of ultraviolet products for use in drinking water applications and air treatment, both for surface and ventilation. To capitalize on this market opportunity, our Company changed its market focus moving away from the wastewater products, which were now fully marketed by others, to drinking water UV products. During the year 2002 we completed the development of a UV product to be used in drinking water applications. UV units for the drinking water market will target application such as point of entry (POE) and point of use (POU). POE UV systems will treat water at the entry point into residences, industry or any location requiring safe drinking water. POU systems will treat water at selected points within the home or establishment, using a system installed at the water faucet. Both POE and POU may be sold as stand-alone units or in combinations with various filters. Ultraviolet will not penetrate the envelope or the wrappings to disinfect the contents of the package but is applicable to external surface disinfection. Independent testing of the POU UV System, including CSA and UL approval is yet to accomplished. Test tests are to be conducted over the following months subject to availability of adequate resources.

On October 1, 2002 the directors mandated a debt and corporate restructuring of the Company. This mandate included the disposing of UVS and its associated debt, and the reduction of all other debt carried by the Company. Given the Company’s inability to raise the additional funds necessary to continue the operations of UVS and with UVS liabilities exceeding assets by a significant amount, the board of directors and investors determined that by selling UVS the Company could continue viable operations pursuing a new product focus (see Our Products). On December 31, 2002 the Company entered into various agreements to complete the disposition of UVS and to remove of the excessive UVS liabilities carried on the Company’s financial statements. The reader should refer to the Company’s financial statements attached hereto for a complete understanding. Manufacturing and marketing of the UVS technology had been discontinued by the Company and was licensed to Clearwater Industries in early 2002. The purchasers of UVS were 659999 BC Ltd a corporation controlled by two officers and directors of UltraGuard. Terms of the sale included the transfer by UVS to the Company of all current and future revenue that may accrue as a result of the UVS technology, which was all revenue the Company could have accrued had it not sold UVS. The intent of 659999 BC Ltd is to keep UVS inactive. Full details of these agreements are available on Form 8K filed with the SEC on January 15, 2003.

On December 20, 2002 the Company negotiated the repayment of debt in the amount of $593,077 owed to the Elco Bank Clients in exchange for 593,077 share of the Company’s common stock $1.00.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002

The following selected financial data for the years ended December 31, 2001 through December 31, 2002 have been derived from the Company’s audited consolidated financial statements with the exception of the statement of operations for the 12 months ended December 31, 2000 which is unaudited and was prepared by management from audited financial statements. This information is provided to assist the reader in understanding the discussion, which follows. For full information, the reader should refer to the audited consolidated financial statements and related notes for the periods discussed.

	12/31	12/31	12/31
	2002	2001	2000
	(Audited)	(Audited)	(Unaudited)

Project revenue	$24,747	$-	$-
Project costs	18,073	-	-
Gross profit from projects	6,674	-	-
General and administrative	351,837	576,951	663,195
Imputed Interest	31,928	-	-
Interest, net of interest income and
interest recovered	134,216	90,534	62,403
Stock based compensation	-	-	149,326
Loss on UV Systems Operations	905,459	1,164,216	1,653,786
Gain on Disposal of UV Systems	(759,149)	-	-
Net loss for the year	657,617	1,831,701	2,527,710
Loss per common and common
equivalent share	$(0.06)	$(3.78)	$(6.04	)*

			(Audited)

Total assets	$1,088,990	$2,070,166	1,313,092
Long-term debt	-	-	$342,244
Total liabilities	$635,655	$3,059,663	$1,390,916
Total stockholders’ equity (deficit)	$453,335	$(989,467)	$(77,824)

*Loss per share was recalculated based on weighted average number of outstanding shares after giving retroactive to a 1:50 consolidation of shares.

Twelve-month Period Ended December 31, 2002 compared to Twelve-month Period Ended December 31, 2001. As a result of the disposition of UV Systems Technology Inc. in 2002, the income statement reflects the line-by-line operations of Ultraguard Water Systems Corp., excluding UV Systems Technology Inc. (See Note 3 of the Financial Statements for additional information).

          Revenues. For fiscal 2002, we reported revenues of $24,747, compared to nil revenue in the comparable period of fiscal 2001, an increase of $24,747, or 100%. The increase resulted from the sale of special manufacturing test equipment and a single lamp reactor.

          Direct Project Costs. For fiscal 2002, we reported project costs of $18,073, an increase of $18,073 or 100%, from nil in the comparable period of the prior year. The increase of project costs incurred resulted from the costs of sales of the special manufacturing test equipment and a single lamp reactor.

          Gross Profit. For fiscal 2002, we reported gross profit of $6,674, an increase of $6,674, or 100%, from nil in the comparable period of fiscal 2001.

          General and Administrative Expense. For fiscal 2002, we reported general and administrative expense of $351,837, a decrease of $225,114, or 39%, from $576,951 in the comparable period of fiscal 2001. The decrease in net loss was due primarily to decreased administrative management, decreased legal fees, decreased finders fees paid to fund raisers, and decreased investor relations expenses, although consulting increased.

          Imputed Interest. For fiscal 2002, we reported imputed interest of $31,928, compared to nil in the comparable period of fiscal 2001. The increase was due to the recording as donated capital the interest costs on amounts owing to related parties in fiscal 2002.

          Interest, Net of Interest Income. For fiscal 2002, we reported interest, net of interest income, of $134,216, compared to $90,534 in the comparable period of fiscal 2001, an increase of $43,682 or 48%. The increase was due mainly to accrual of interest costs on accounts payable and on amounts owing to related parties.

          Loss on UV Systems Operations. For fiscal 2002, we reported $905,459 loss on UV Systems Operations, a decrease of $258,757 or 22% from $1,164,216 in the prior year. (See Note 3 of the Financial Statements for additional information).

          Gain on Disposal of UV Systems. For fiscal 2002, we reported gain on the disposal of UV Systems of $759,149 compared to nil in the comparable period of fiscal 2001, an increase of $759,149 or 100%. (See Note 9 of the Financial Statements for additional information).

          Net Loss for the Period. For fiscal 2002, we reported a net loss of $657,617, a decrease of $1,174,084, or 64%, compared to $1,831,701 reported in the comparable period of the prior fiscal year. The decrease in net loss was due primarily to increased revenue, decreased administrative management, decreased legal fees, decreased finders fees paid to fund raisers, decreased investor relations expenses, decreased loss of operations of UV Systems and a gain on the disposal of UV Systems and an increase in consulting expenses.

          Net Loss per Share. For fiscal 2002, we reported a net loss per share of ($0.06) a decrease of $3.72 or 98%, from ($3.78) in the comparable period of the prior year. The decrease in the net loss per share was due mainly to the decrease of the net loss for fiscal 2002 and the allocation of the net loss over an increased number of outstanding shares and share equivalents in fiscal 2002.

Twelve-month Period Ended December 31, 2001 compared to Twelve-month Period Ended December 31, 2000.

          General and Administrative Expense. For fiscal 2001, we reported general and administrative expense of $576,951, a decrease of $86,244, or 13%, from $663,195 in the comparable period of 2000.

          Interest, Net of Interest Income. For fiscal 2001, we reported interest, net of interest income, of $90,534, compared to $62,403 in the comparable period of 2000, an increase of $28,131 or 45%. The increase was due to interest costs on additional short term loans required to fund manufacturing, compared to favorable results achieved through forgiveness of interest on long-term debt negotiated with minority shareholders, recorded in comparable period of 2000.

          Stock based compensation. For fiscal 2001 no amount was reported, however, $106,549 was incurred and was allocated directly to selling and general and administrative expenses compared to $149,326 in the comparable period of 2000.

          Net Loss for the Period. For fiscal 2001, we reported a net loss of $1,831,701, a decrease of $696,009, or 28%, compared to $2,527,710 reported in the comparable period of the prior year. The decrease in net loss in fiscal 2001 was due primarily to decrease in general and administrative expenses, decrease of UV Systems’ operations due to increased revenue from project sales and income from licensing, decreased engineering and prototyping expenses, a reduction of manufacturing costs not applied compared to UV Systems’ lack of sales and increased engineering and prototyping expenses during the comparable period of the prior year.

          Net Loss per Share. For 2001, we reported a net loss per share of ($3.78), a decrease of $2.26, or 37%, from ($6.04) in the comparable period of prior year. The decrease in the net loss per share was due mainly to the decrease of the net loss for fiscal 2001.

LIQUIDITY

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of contract receivables. In addition, we are dependent on sales by licensees for any royalty revenue and will depend on sales from distributors, licensees and sales agents for product sales. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms that are acceptable or if at all.

TWELVE MONTH PERIOD - DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

During the year ended December 31, 2002, current assets decreased $1,783,820 as compared to the fiscal year ended December 31, 2001. The decrease, net of increase, was due primarily to the decrease of short-term investments-restricted of $244,599, the decrease in accounts receivable of $1,115,799, decrease in inventory of $247,516, decrease in prepaid expenses and deposits of $216,112, offset by the increase of cash of $40,206. Long-term assets increased, net of decreases, during the fiscal year ended December 31, 2002 by $802,644, as compared to the fiscal year ended December 31, 2001, due to the acquisition of manufacturing technology of $1,026,876, offset by the reduction of capital assets of $118,338 and patents and trademarks of $105,894. The net decrease in the total assets is due mainly to the disposal of the UV Systems Technology Inc. (See Note 1 of the Financial Statements) and offset by the acquisition of Innovative Fuel Cell Technologies Inc.’s manufacturing technology.

Current liabilities decreased during the year ended December 31, 2002 by $2,423,978 as compared to the fiscal year ended December 31, 2001. The decrease as detailed on the financial statements was due to decreases in cheques issued in excess of funds on deposit of $4,539, accounts payable of $1,006,625, accrued liabilities of $90,517, wages and vacation payable of $68,945, customer deposits of $109,677, loans payable of $637,295 and amounts owing to related parties of $506,380.

TWELVE MONTH PERIOD - DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

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

During 2002 we financed our operations in part, from proceeds of sales of restricted common stock and loans from related parties and minority shareholders of UVS.

We expect that, during fiscal 2003, as and if sales increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the subcontract manufacturing of products sold, and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

Item 7. Consolidated Financial Statements

Item 7. Consolidated Financial Statements

Index to Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Ultraguard Water Systems Corp. (formerly Service Systems International, Ltd.)

We have audited the accompanying consolidated balance sheets of Ultraguard Water Systems Corp. (formerly Service Systems International, Ltd.) as of December 31, 2002 and 2001, and the related consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultraguard Water Systems Corp. (formerly Service Systems International, Ltd.) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated profitable operations since inception and has a working capital deficit of $573,827 as at December 31, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

Chartered Accountants

Vancouver, Canada
March 18, 2003

UltraGuard Water Systems Corp.
Consolidated Balance Sheets

	December 31	December 31,
	2002	2001
	$	$

ASSETS

Current Assets
Cash and short-term investments	40,206	-
Short-term investment - restricted (Note 5)	-	244,599
Accounts receivable	945	1,116,744
Inventory and contract work in progress	6,638	254,154
Prepaid expenses and deposits	14,039	230,151

Total Current Assets	61,828	1,845,648
Property, Plant and Equipment (Note 6)	286	118,624
Other Assets
Manufacturing Technology Option (Note 4)	1,026,876	-
Patents and trademarks (Note 7)	-	105,894

Total Assets	1,088,990	2,070,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Cheques issued in excess of funds on deposit	-	4,539
Accounts payable	123,947	1,130,572
Accrued liabilities	40,157	130,674
Wages and vacation pay payable	1,621	70,566
Customer deposits	11,719	121,396
Loans payable (Note 8)	439,124	1,076,419
Amounts owing to related parties (Note 9)	19,087	525,467

Total Current Liabilities	635,655	3,059,633

Stockholders’ Equity (Deficit)

Common stock, (Note 10) $.001 par value,
100,000,000 shares authorized,
10,852,565 and 26,887,601 issued and outstanding respectively	10,853	26,888
Additional paid-in capital	10,221,893	8,266,082
Common shares paid for but not issued	-	1,209
Donated capital (Note 9)	31,928	-
Stock based compensation	385,799	255,875
Deficit	(10,197,138)	(9,539,521)

Total Stockholders’ Equity (Deficit)	453,335	(989,467)

Total Liabilities and Stockholders’ Equity	1,088,890	2,070,166

Contingencies (Note 1 and 2)
Subsequent Events (Note 14

(See Accompanying Notes to the Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Operations and Deficit

	Year ended	Year ended
	December 31,	December 31,
	2002	2001
	$	$

Project Revenue	24,747	-

Project Costs	18,073	-

Gross Profit	6,674	-

Expenses
General and administrative	351,837	576,951
Imputed Interest	31,928	-
Interest, net of interest income	134,216	90,534

Total Expenses	517,981	667,485

Net Loss from Operations	511,307	667,485

Other:
Loss on operations of UV Systems Technology, Inc. (Note 3)	905,459	1,164,216
Gain on disposal of UV Systems Technology, Inc. (Note 3)	(759,149)	-

	146,310	1,164,216

Net Loss for the Year	657,617	1,831,701

Net Loss per Share	(0.06)	(3.78)

Weighted Average Number of Shares Outstanding after giving
retroactive effect to a 1:50 consolidation of shares	10,852,565	484,380

(Diluted loss per share has not been presented as the result is anti dilutive.)

(See Accompanying Notes to the Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Cash Flows

	Year ended	Year ended
	December 31	December 31,
	2002	2001
	$	$
Cash Flows to Operating Activities
Net Loss	(657,617)	(1,831,701)
Adjustments to reconcile net loss to cash
Amortization of goodwill	-	444,661
Depreciation and amortization	41,172	57,150
Foreign exchange	0	14,734
Common stock issued for expenses, net of cancellations	(52,601)	519,202
Accrual of interest	63,626	93,743
Imputed interest	31,928	-
Stock based compensation	129,924	106,549
Leasehold improvement written off	63,856	-

Change in non-cash working capital items
Decrease (increase) in accounts receivable	1,098,799	(990,010)
Decrease in inventory and contract work in progress	247,516	38,730
Decrease (increase) in prepaid expenses and deposits	216,112	(208,637)
(Decrease) increase in accounts payable, accrued liabilities,
wages and vacation pay payable and customers’ deposits	(1,275,765)	1,018,070

Net Cash Used in Operating Activities	156,906	(737,509)

Cash Flows (to) from Investing Activities
Reduction of short-term investment - restricted	244,599	528
Acquisition of manufacturing technology	(13,876)	-
Reduction (additions) to patents and trademarks	99,980	(59,471)
Reduction (acquisition) of capital assets	83,080	(85,462)

Net Cash Used in Investing Activities	(413,783)	(144,405)

Cash Flows from (to) Financing Activities
Common stock issued	253,791	683,698
Increase in loans payable	27,943	419,641
(Decrease) increase in amounts owing to related parties	(493,866)	133,209
Decrease in shares subscriptions received	-	(389,392)

Net Cash Provided by Financing Activities	(212,132)	847,156

Increase (Decrease) in Cash	44,745	(34,758)
Cash - Beginning of the Year	(4,539)	30,219

Cash - End of the Year	40,206	(4,539)

Non-Cash Financing Activities
16,564 shares were issued to settle debts at $0.10 per share	1,656	-
100,000 shares were issued to settle debts at $0.40 per share	-	40,000
210,000 shares were issued to settle debts at $0.26 per share
in year 2001 and cancelled in 2002	(54,600)	54,600
120,000 shares were cancelled in 2002	(29,000)	-
100,000 shares were issued to settle debts at $0.02 per share	2,000	-
13,800,000 shares were issued to settle debts at $0.01 per share	138,000	-
1,000,000 shares were issued for expenses at $0.01 per share	10,000	-
573,077 shares were issued to settle debts at $1.00 per share	573,077	-
2,426,767 shares were issued to settle debts		459,202
400,000 shares were issued for licensing costs	-	60,000
6,000,000 shares were issued for asset purchase	1,013,000	-
343,000 shares were issued expenses at $0.001 per share	343	-
3,000,000 shares were issued for notes at $0.0101	30,300	-

Supplementary Information
Cash paid for interest	856	11,947
Cash paid for income taxes	-	-

(See Accompanying Notes to the Financial Statements)

1.	Nature of Operations and Continuance of Business

Up to February 2002 the Company focused its activities on the manufacturing and marketing of its Ultra GuardU ultra violet based patented water treatment system through its wholly owned Canadian subsidiary, UV Systems Technology Inc. (“UVS”). These products and systems are sold primarily for municipal waste disinfection, treatment.

During the period from acquiring UVS in August 1996 to February 2002, operating activities had not generated profitability. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2002, the Company has not recognized significant revenue, has a working capital deficit of $573,827, and has accumulated operating losses of $10,197,138 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development of its newly acquired technology and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. In February 2002, the Company reached an agreement with the Clearwater Group (“Clearwater”) to assume the UVS manufacturing responsibilities of any new Ultra GuardU water treatment systems to be supplied to UVS’s strategic alliance partner, US Filter. Clearwater would also provide warranty services on any previously sold UltraGuardU water treatment systems. In anticipation of signing this agreement, the Company ceased manufacturing operations, reduced level of staff in production, engineering and support and moved its offices to Langley. On February 5, 2002 this Agreement was signed with Clearwater.

At a special meeting held on November 15, 2002 the Company reorganized. Its shares were consolidated on a 1:50 basis, the authorized capital increased to 100,000,000 shares and the name of the Company was changed to UltraGuard Water Systems Corp. In December 2002, the Company divested itself of the UVS operations (see Note 3) while retaining any and all royalty or other revenues that may be received from the sale or use of the UVS patented Ultra GuardU technology.

During fiscal 2002, the Company commenced designing and developing the home use Point of Use and Point of Entry UV disinfection systems for drinking water. Point of Use systems are installed under a sink; Point of Entry units are installed at the water supply entry into the building. This UV product may include dual filtration cartridges in advance of the UV system.

In December, the Company purchased Innovative Fuel Cell Technologies Inc. (“IFCT”) (see Note 4), the holder of an option to purchase worldwide rights to manufacture and market a Magnesium Air Fuel Cell to power UV drinking water and ancillary systems. IFTC owns 100% of the shares of an Austrian company, UltraGuard Water Systems GmbH (“UG GmbH”). GmbH will manufacture and market the UV and Fuel Cell products for the European and African market; UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives.

Funds were provided to the Company on February 19, 2003 through an agreement entered into with a Germany resident. Under the agreement the German resident provided a US$50,000 loan bearing interest at 10%, payable within 6 months or convertible into the Company’s common stock at $0.30 per share.

2.	Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of the Company, its wholly owned Nevada based subsidiary, Innovative Fuel Cell Technologies Inc. and , its Austrian based UltraGuard Water Systems GmbH (UG GmbH). All significant intercompany transactions and balances have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates market.

Property, plant, and equipment

2.	Significant Accounting Policies (continued)

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

Monetary balance sheet items of IFCT and UG GmbH are translated into US dollars at the rate of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary’s operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss and are included separately in operations.

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

2.	Significant Accounting Policies (continued)

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

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on April 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

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

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 on January 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position is under review.

Income Taxes

The Company has adopted the provisions of FASB’s SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on the Company’s financial statements. As of December 31, 2001 the Company has accumulated net operating losses in Canada and the United States available to offset future taxable income as scheduled below

2.	Significant Accounting Policies (continued)

Losses	Expiration
$	Date
240,000	2011
202,000	2012
650,000	2013
152,000	2014
444,000	2015
517,000	2016
688,000	2017
479,000	2018

3,372,000

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. If total losses were recognized, the Company would receive a tax benefit of $1,146,000. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses in future years, therefore, a valuation allowance of $1,146,000 has been recognized. The tax asset and valuation allowance was $163,000 in 2002 (2001 -$234,000).

3.	Discontinued Operation

At a meeting of the Board of Directors on October 1, 2002 the Company set out a reorganization and restructuring plan, which included the disposal of UV Systems Technology Inc (UVS). The debt load being carried by the Company as a result of the UVS operations were impairing the Company’s ability to obtain investment funds or make any other financing arrangements. On December 30, 2002, the Company disposed of its 100% owned asset, UVS. Under the terms of these agreements, the Company sold 100% of the shares of UVS to 659999 BC Ltd, a Canadian private company in exchange for the transfer and assignment to the Company of all outstanding and future royalties from Clearwater Technologies Inc (“Clearwater”) and any other rights UVS may have under the License Agreement, which covered the UltraGuard® patents and technology. UVS entered into this Licence Agreement with Clearwater on February 5, 2002. No value was placed on this agreement. Full details of these Agreements between UVS and 659999 BC Ltd were filed with the Securities and Exchange Commission on Form 8-K dated January 15, 2003.

Summary effect of disposition transaction
Operating losses of UVS to the date of plan for disposal			$905,459

Accumulated losses in UVS recorded to September 30, 2002	$7,667,114

Less: Investment and advances to UVS on September 30, 2002	(7,009,995)	657,159

Gain due to debt transferred from Company to UVS		101,990

Gain on disposal of UVS			$759,149

4.	Option to Acquire Technology

On December 31, 2002, the Company acquired 100% of the shares of Innovative Fuels Cell Technologies Inc (IFCT). The Company issued 5,000,000 common shares of the Company’s common stock to the shareholders of IFCT to acquire IFCT and its wholly owned Austrian incorporated subsidiary Ultraguard Water Systems GmbH (“UG GmbH”). These shares were valued at $1,007,000. The Company also issued 1,000,000 common shares of the Company to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. The value placed on these shares was $201,400 which amount has been recorded as a reduction of shareholders’ equity. IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with the Company’s Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned this option on October 1, 2002 from a related party. IFCT had paid Cnd$2,500 as a down payment for the option with Cnd$97,500 payable and 400,000

4.

Option to Acquire Technology (continued)

shares of the Company to be issued. On February 20, 2003, the exercise date of the Option Agreement was extended to February 28, 2003. On March 6, 2003 the Option Agreement was further extended to March 10, 2003 and certain terms were modified to reflect the delivery of technical information necessary to enable the Company to manufacture the Fuel Cell. On March 14, 2003, the License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares to be issued to 500,000. On signing of the License Agreement IFCT paid Cnd$5,000 and issued 200,000 common shares of the Company. The balance of the license fee will be paid, Cnd$5,000 on April 1, 2003; Cnd$5000 and issuance of an additional 100,000 common shares on May 1, 2003 and Cnd$7,500 on the first of each month thereafter until MagPower delivers the technical drawings; and Cnd$15,000 per month thereafter until the full amount has been paid. On receipt of the technical drawings, the remaining 200,000 common shares will be issued to MagPower. As a condition of the Option Agreement, the Company is required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. Royalties of C$25.00 per cell will be paid to MagPower based on number of units sold. The total consideration paid for the Option Agreement as at December 31, 2002 was $1,026,876 which includes the Cnd$2,500 down payment, the value of 5,000,000 common shares of the Company, $1,007,000 and certain other organizational and acquisition costs of $18,292. This acquisition is treated as an acquisition of an asset and not a business combination. The asset as at December 31, 2002 is an option to acquire technology and has been recorded as a long-lived asset. Once the Option Agreement is exercised the value placed on the Option Agreement will transfer to the License Agreement. The License Agreement will be amortized over 10 years.

5.

Restricted Cash (UVS Operations)

In connection with a letter of guarantee, required under a long-term project bonding, the letter and bond had been called. In 2002, the bonding company is holding the funds to provide payment against repairs to be made.

6.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and reflects the residual value as at December 31, 2002 giving effect to the disposition of UVS (see Note 3).

			December 31,	December 31,
			2002	2001
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Computer equipment	-	-	-	12,151
Computer software	-	-	-	3,108
Display equipment	-	-	-	-
Office furniture and equipment	5,533	5,247	286	75
Plant jigs, dies, moulds, tools and equipment				28,533
Leasehold improvements	0	0	0	74,757

	5,533	5,247	286	118,624

Depreciation per class of asset:	December 31,	December 31,
	2002	2001
	$	$

Computer equipment	-	9,176
Computer software	-	1,465
Display equipment	-	1,809
Office furniture and equipment	253	4,421
Plant jigs, dies, moulds, tools and equipment	-	17,493
Leasehold improvements	-	18,682

	253	41,669

7.

Patents and Trademarks

Patents and trademarks represent legal costs associated with designing, registering and protecting certain patents and trademarks associated with the Ultra GuardUSystem. These costs are amortized over twenty years. Amortization for the nine months ended September 30, 2002 was $5,914 and for the year ended December 31, 2001 was $4,104. Components of the Ultra GuardUSystem were patented in the United States on April 12, 1996. Applications have been approved for patents issued under Patent Protection Treaty covering 6 European countries. The Company divested itself of UVS, the holder of the patents while retaining any and all revenues that may accrue for these patents. (Note 3)

8.	Loans Payable

	a)	At December 31, 2001, the Company had loans payable to “Elco Bank Clients” located in Nassau, Bahamas, of $531,416 including principal and interest. During 2002, an additional loan of $20,000 was received and interest of $41,507 was accrued. In September 2002, the Company repaid $138,000 of these loans with the issuance of 13,800,000 (pre-consolidation, 276,000 post-consolidation) shares at $0.01 per share, leaving a balance of $454,923 payable. In December 2002, the Elco Bank Clients subscribed for and the Company issued, 454,923 (post-consolidation) common shares valued at $1.00 per share to fully discharge the loans payable.

	b)	Loans payable of $200,000 plus accrued interest of $46,920 as at December 31, 2002, are unsecured and bear interest at 1% per month. The loans were due on May 21, 2001 and are currently being renegotiated.. At the option of the note holder, the principal portion of the loan can be converted into common shares at $0.50 per share pre consolidation ($25.00 per share post-consolidation).

	c)	A loan payable totalling $125,000 plus accrued interest of $29,408 was renegotiated in December 2002 as a no interest loan amount set as $155,000. Payments are to be made totalling $80,000 commencing February 15, 2003 with final payment due June 2007, with the remaining $75,000 to be converted into common shares at a conversion price of the 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. The payment due February 15, 2003 was not made by agreement between the parties, to extend the payments due date to commence March 15, 2003.

	d)	Loans payable by UVS December 31, 2001 of Cnd$92,000 plus additional advances and accrued interest amounting to Cnd$70,741 during 2002, were extinguished through the disposition of UVS in December 2002.

	e)	Loans payable totalling $37,796 are due on demand, unsecured, and non-interest bearing.

9.	Amounts Owing to Related Parties

These amounts, totalling $19,087, represent unpaid wages and consulting for two directors. These amounts are due on demand, unsecured and non-interest bearing. Imputed interest on previous non-interest bearing related party loans totalled $31,928 and recorded as donated capital, calculated at 10% per annum. Two officers and directors purchased with notes receivable and debt reduction, 3,000,000 shares of common stock of the Company at $0.101 per share. The notes are due on February 28, 2003 and were paid.

10.	Common Stock			Additional
		Issued	Common	Paid-in
		Shares	Stock	Capital
		#	$	$

	Balance, December 31, 2001	26,887,601	26,888	8,266,082
	Issuance of stock for expenses pursuant to
	the exercise of employee stock options	16,564	16	1,640
	Issuance of stock for expenses	100,000	100	1,900
	Issuance of stock for cash pursuant to
	private placements	4,350,000	4,350	230,650
	Issuance of stock for debt settlement	13,800,000	13,800	124,200
	Issuance of stock for expenses	1,000,000	1,000	9,000
	Stock returned to treasury for cancellation	(330,000)	(330)	(83,270)

Balance Pre-Reverse Split	45,824,165	45,824	8,550,201

			Additional
	Issued	Common	Paid-in
	Shares	Stock	Capital
	#	$	$

Balance Post-Reverse Split 1:50 basis	916,488	917	8,595,109
Issuance of shares for debt	3,000,000	3,000	27,300
Issuance of shares to debt settlement	593,077	593	592,484
Issuance of shares for purchase of
Innovative Fuel Cell Technologies Inc.	5,000,000	5,000	1,007,000
Issuance of shares owned by subsidiary	*1,000,000	1,000	201,400
Less, Treasury Stock	-	-	(201,400)
Issuance of shares to private placement
purchasers with non-dilutive provision	343,000	343	-

Balance, December 31, 2002	10,852,565	10,853	10,221,893

*These shares are issued but owned by treasury therefore are not outstanding.

(a)	Warrants outstanding as at December 31, 2002:

		Exercise
Class	#	Price	Expiry Date(s)
“A”- Pre-Reverse Split	1,100,889	$0.40 - $1.00	January 25, 2003 – December 20, 2003

“A”- Post -Reverse Split -1:50	22,018	$20.00 - $50.00	January 25, 2003 – December 20, 2003

17,088 Class “A” warrants have expired subsequently.

“B”			Expired on September 20, 2002

“C”- Pre-Reverse Split	8,105,000	$0.24	September 23, 2005 – October 3, 2010

“C”- Post -Reverse Split -1:50 162,100 $12.00 September 23, 2005 – October 3, 2010

“D”			Expired on September 20, 2002

“E”- Pre-Reverse Split	50,000	$0.60	February 16, 2003 – February 20, 2003

“E”- Post -Reverse Split -1:50	1,000	$30.00	February 16, 2003 – February 20, 2003

All Class “E” warrants have subsequently expired.

On October 3, 2000, 3,000,000 Class C warrants were issued pursuant to a Strategic Alliance and other agreements with US Filter’s Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter (“US Filter”) to market and sell under license the Company’s UltraGuard® ultraviolet disinfection technology for water and wastewater applications. The value of the 3,000,000 Class C Warrants issued totalled $656,700.

In June 2001, the Company entered into a funding agreement with US Filter/Wallace and Tiernan Products Group. As a term of the funding agreement, the warrant exercise price on the above 3,000,000 warrants was reduced to $0.24 per share. The expiry date of these warrants was changed to October 3, 2010. In addition, 5,105,000 Class C warrants were issued with an exercise price of $0.24 per share and an expiry date of October 3, 2010.

These additional warrants were issued because of certain funding criteria being met. The value of the 5,105,000 Class C warrants issued totalled $478,000. These amounts totalling $1,134,700 are being amortized to operations as a financing expense at a rate of $47,800 per annum and a marketing expense at a rate of $65,670 per annum.

As a result of the 1:50 Reverse Split, the total number of C warrant issued; 8,105,000, with an exercise price of $0.24 per share have been reduced to 162,100 Class C warrants with an exercise price of $12.00 per share.

10.	Common Stock (continued)

	b)	Employee Stock Option Plan

The common stock underlying the Employee Stock Option Plan, registering 1,588,000 shares for future issuance, was registered with the Securities Exchange Commission on October 6, 1997 on Form S-8.

As of December 31, 2001, stock options totalling 1,588,000 had been granted and 1,571,476 common shares had been exercised under the Employee Stock Option Plan, leaving 16,564 stock options outstanding.

During 2002, 2 employees exercised their stock options to acquire 16,564 shares at $0.10 per share for proceeds of $1,640.

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

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	Year ended	Year ended
	December 31,	December 31,
	2002	2001
	$	$
Net loss
As reported	(657,617)	(1,831,701)
Pro forma	(657,617)	(1,951,925)

Basic net loss per share
As reported	(.06)	(3.78)
Pro forma	(.06)	(3.78)

(c)

Long-Term Equity Incentive Plan

The Company has allotted 5,000,000 shares pursuant to a Long-Term Equity Incentive Plan approved and registered December 17, 1999. The Plan permits the grant of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock and Performance Shares. As a result of the Reverse Split at 1:50, the shares in the Long-Term Equity Incentive Plan have been reduced to 100,000.

(d)

Legal Services Plan

Pursuant to an S-8 Registration Statement filed and accepted on November 19, 2001 the Company issued 3,900,000 common shares at $0.19 per share pursuant to three separate contracts. Of these, a total of 2,500,000 shares were issued and were subsequently cancelled, as the related contract was never fully consummated. In November 2002, the Company issued a total of 1,000,000 shares at $0.01 per share in settlement of all issues outstanding on this matter. As a result of the Reverse Split at 1:50, the shares remaining in the Long-Term Equity Incentive Plan have been reduced to 30,000.

11.	Segmented Information

The business of the Company is carried on in one industry segment (See Note 1).

The Company currently operates in two geographic segments. The United States operations only consist of costs associated with debt and equity financing and being a public company. As a result of the disposition of UVS, (see Note 3) the Company now operates in one business segment and one geographical area

10.	Segmented Information (continued)

	Year ended			Year ended
	December 31, 2002			December 31, 2001

		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$

Revenue	–	24,747	24,747	–	–
Expense	146,310	536,054	682,364	1,164,216	667,485	1,831,701

Loss	(146,310)	(511,307)	(657,617)	(1,164,216)	(667,485)	(1,831,701)

	As of December 31, 2002			As of December 31, 2001

		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Identifiable assets		62,114	62,114	1,941,284	22,988	1,964,272
Goodwill, patents, manufac-
turing technology option	–	1,026,876	1,026,876	105,894	–	105,894

Total assets	–	1,088,990	1,088,990	2,047,178	22,988	2,070,166

12.

Legal Proceedings

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O’Flynn against the Company, Kenneth Fielding (the Company's President and Director), and Charles P. Nield (a former Director and Vice President of the Company), O’Flynn alleges that in April of 1996, he purchased shares of the Common Stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus." He further alleges that in September of 1996 he purchased additional shares of Common Stock based on the representation that the shares would be free trading within 40 days of the Common Stock becoming free trading. O’Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and will continues to actively defend the suit. The suit has remained inactive since early 1999. There has been no loss provision set-up pursuant to this action against the Company.

13.	Special Meeting of the stockholders

	a)	On October 15, 2002, the Company called a special meeting of stockholders to be held on November 15, 2002 to act on the following proposals:

		(i)	Proposal to change the Company’s name to UltraGuard Water Systems Corp
		(ii)	Proposal to effectuate a one-for-fifty (1:50) reverse stock split of the Company’s common stock.
		(iii)	Proposal to increase the number of authorized common stock to 100,000,000, par value $0.001.

All proposal were approved by the stockholders.

14.	Subsequent Events

	a)	See note 4 regarding the Company’s Option Agreement to acquire the right to a fuel cell technology, being exercised and executing a License Agreement.

	b)	Funds were provided to the Company on February 19, 2003 through an agreement entered into with a Germany resident. Under the agreement the German resident provided a US$50,000 loan bearing interest at 10%, payable within 6 months or convertible into the Company’s common stock at $0.30 per share.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

Name	Age	Position

Kenneth E. Fielding	52	Director, President, and President of UV
Systems Technology, Inc.
John R. Gaetz	63	Director, Secretary-Treasurer and Vice-
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

Members of the Board of Directors, by virtue of their position, owe a fiduciary duty to our company. However, in accordance with Nevada law, the Company has provided in Article XI of its Articles of Incorporation (i) that contracts and acts with another corporation are not affected by the fact that a Director has a pecuniary or other interest in or is a director or officer of the other corporation and (ii) that a Director may be a party to or interested in a contract or transaction with our company if the interest has been disclosed to the Board or the Board knows of the interest before a vote is taken on the contract or transaction. As of December 31, 2002 we had no such contracts or transactions with any Director or corporation in which a Director had an interest.

The Company or its subsidiary UltraGuard Water Systems GmbH and Innovative Fuel Cell Technologies Inc employ the Executive Officers of the Company full-time. See "Executive Compensation."

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth an overview of compensation for the fiscal years ended

December 31, 1999 and 2000 and for the transition period from August 31, 2000 to December 31, 2000 to the Chief Executive Officer and each of Service Systems’ other Executive Officers whose total compensation exceeded $100,000

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)		(d)	(e)		(f)	(g)	(h)	(i)
Name and					Other		Restricted	Securities	All
Principal					Annual		Stock	Underlying	LTIP	Other
Position					Compen-		Award(s)	Options	Payouts	Compen
					sation					sation
	Year	Salary ($)		Bonus ($)	($)		($)	SARs)	($)	($)

Ken Fielding,
President,
CEO and
President
	2000	57,143	**	0	54,000	*	0	0	0	0
4 months	2000	19,731		0	18,000	*	0	0	0	0
	2001	112,329	***	0	0		0	0	0	0
	2002	36,927		0	0		0	0	0	0
    *  Accrued
  **  Accrued 32,318
***  Accrued 87,329

No options were granted to the named executive officer during the 2002 fiscal year or the transition period. Salaries accrued in fiscal 2000 & 2001 have been forgiven.

COMPENSATION OF DIRECTORS

We do not compensate Directors for their service as such, although we do reimburse reasonable expenses incurred by them in conducting the Company’s directors meetings.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock, as of December 31, 2002 and December 31, 2001 of (i) each person known to own beneficially more than 5% of our Common Stock, (ii) each Director of the Company, (iii) each of the Company’s Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

	DECEMBER 31, 2002		DECEMBER 31, 2001

NAME AND ADDRESS	SHARES	PERCENT	SHARES	PERCENT
OF BENEFICIAL	BENEFICIALLY	OF CLASS	BENEFICIALLY	OF CLASS
OWNER (1)	OWNED (2)		OWNED (2)

Kenneth E. Fielding	1,528,244(1)	14.4%	2,659,904(1)	9.9%
John R. Gaetz	1,522,906(2)	14.4%	3,594,062 (2) *	13.4%
MDS Ventures Pacific, Inc			1,404,109 (5)(3)	5.2%
Working Opportunity Fund			2,809,723(5)(4)	10.45%
(EVVC) Ltd

All officers and directors
as a group	3,050,335(3&4)	28.9%	6,253,966(3&4)	28.2%
* incorrectly reported as 3,794,062

The address for all shareholders is in care of the company at 2nd Floor 5763 – 203A Street, Langley British Columbia, Canada V3A 1W7

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

Post Reverse Split shares are presented in brackets

(1)	Includes, 7,000(140) daughter shares of these shares owned by Mr. Fielding's minor and 1,243,445(24,869) shares December 31, 2001) which Mr. Fielding had the right to acquire at a price of $0.20 (&10.00) under immediately exercisable E Warrants. All preceding warrants were cancelled by agreement with Mr. Fielding in fiscal 2002.

(2)	December 31, 2001, includes 600,000(12,000) shares which Mr. Gaetz had the right to acquire at a price of $0.40($20,00) under immediately exercisable warrants, 20,000(400) shares which Mr. Gaetz had the right to acquire at a price of $0.40($20,00) (reduced in fiscal 2000 from $30.00) under immediately exercisable warrants, 341,037(6821) shares which Mr. Gaetz had the right to acquire at a price of $0.40 ($20.00) under immediately exercisable E Warrants, 1,487,718 (29,754) shares warrants issued to Mr. Gaetz in exchange for an option agreement held with UVS; to acquire 5% of the outstanding shares of UVS, which Mr. Gaetz had the right to acquire at a price of approx $0.07($3.50) under immediately exercisable B Warrants and 33,770 (674) shares owned by Mr. Gaetz's wife. All preceding warrants were cancelled by agreement with Mr. Gaetz in fiscal 2002.

(3)	Shares acquired under an agreement dated February 14th , 2000, issued in exchange for debt and the acquisition of MDS Venture Pacific, Inc’s 24.65 % ownership of UVS.

(4)	Shares acquired under an agreement dated February 14th, 2000, issued in exchange for debt and the acquisition of Working Opportunity Fund (EVVC) Ltd’s 24.65% ownership of UVS.

(5)	Under the letter agreement dated February 14th, 2000, the shares issued to MDS Venture Pacific, Inc and Working Opportunity Fund (EVVC) Ltd., in aggregate totaling 4,213,832 (84,277), conferred to John R Gaetz and Kenneth E. Fielding jointly, the voting rights to the shares issued, until August 31, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the acquisition of the Company by the investor group in 1995 until December 31, 2001, the following Directors, Executive Officers, and greater than 5% shareholders, have made loans to us (including loan to UVS) for additional working capital; John R Gaetz, $266,618 and Ken Fielding $250,974. In Fiscal 2002, John R Gaetz and Ken Fielding agreed to transfer to UV Systems Technology Inc., all funds except $46,386.87 owed to them by the Company, prior to UV Systems Technology Inc.’s sale in December 2002. This transfer had the effect of forgiving these loans to the Company.

In July 1996, John Gaetz purchased for cash 20,000(400) shares of Common stock and 20,000(400) warrants for Common Stock in a private offering at a cost of $0.75($37.50) per share. In April 1998, John Gaetz purchased for cash 341,037(6,821) shares of Common stock and 341,037(6,281) warrants for Common Stock in a private offering at a cost of $0.20($10.00) per share, the market price on that date was $0.18($9.00).

In connection with UltraGuard acquisition in 1996 of UVS in exchange for their UVS shares, our common stock was issued to: Kenneth Fielding (a Director and Executive Officer) 11,257(225) shares; John Gaetz (a Director and Executive Officer), 600,000(12,000) shares and 600,00(12,000) warrants for Common Stock; In addition, common stock was issued to adult relatives of Mr. Gaetz: his wife, C.A. Gaetz, 33,700(674) shares; his brother, F. Gaetz, 901(18) shares; his brother, Jim G. Gaetz, 4,503(90) shares; and his daughter, L.L. Alentejano, 5,629(113) shares.

In April 1998, Ken Fielding purchased for cash 1,243,445(24,869) shares of Common stock and

1,243,445(24,869) warrants for Common Stock in a private offering at an exercise price of $0.20($10.00) per share. The market price on that date was $0.18(9.00).

In April 1998, options for 150,100(2,102) shares of Common Stock were granted to each of Kenneth Fielding and John Gaetz, at an option price of $0.15($7.50). The market price on the date of grant was $0.18($9.00).

In December 2002, Ken Fielding and John Gaetz each purchased on notes payable 1,500,000 shares of Common stock at $0.101 per share. The market price on that date was $0.30.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation (1)

(3)(ii)	Bylaws, as amended (2)

(10)(iii)	Agreement between Douglas
Sommerville and Company dated
12/6/96 (3)

(10)(iv)	Agreement between John Gaetz
and the Company dated 12/6/96 (4)

(10)(v)	Sample Agreement among minority
Shareholders of UV Systems
Technology, Inc. and the Company
each dated 2/28/97 (5)

(10)(vi)	Marketing Distribution Agreement
Between UV Systems Technology, Inc.
and the Company (2)

(10)(vii)	Sales Representation Agreement
between UV Systems Technology,
Inc. and "The Representative" (2)

(10)(viii)	Exclusive Distributorship Agreement
Between UV Waterguard Systems, Inc.
and Chiyoda Kohan Co., Ltd., and NIMAC
Corporation. (2)

(10)(ix)	1997 Stock Option Plan (4)

(10)(x)	Interim Funding Agreement
between UVS, MDS and WOF (5)

(10)(xi)	Letter Agreement between the
Company and Elco Bank and Trust
Company Limited (5)

(10)(xii)	Loan Agreement between the Company
and TD Bank (6)

(10)(xiii)	The Company’s 1999 Long-Term
Equity Incentive Plan (7)

(10)(xiv)	Letter Agreement between Service
Systems, UVS, MDS and WOF dated
Feb 13, 2000 (7)

(10)(xv)	Lease dated October 2000 between
Service Systems, UV Systems and
Slough Estates Canada Limited (8)

(10)(xvi)	Legal Services Plan between Rosenfeld,
Goldman & Ware, Inc filed on November
19, 2001

(11)	Statement Regarding Computation	Filed Herewith
	of Per Share Earnings	Electronically

(21)	Subsidiaries of the Corporation:
UV Systems Technology, Inc.,
incorporated in British Columbia,
Canada

(99.1)	Certification Pursuant to 18 U.S.C.	Filed Herewith
	Section 1350, Section 906 of the	Electronically
Sarbanes-Oxley Act of 2002.

Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997

(2)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
(4)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.
(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.

(b) Reports on Form 8-K

The Company filed one reports on Form 8-K, filed on December 11, 2002, which reported the results of the Special Meeting held on November 15, 2002

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of UltraGuard Water Systems Corp on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, Ken Fielding, President and Chief Executive Officer, and John R Gaetz. Vice-President and Chief Financial Officer of UltraGuard Water Systems Corp, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarban-Oxley Act of 2002, to our knowledge

(1)	the annual report of UltraGuard Water Systems Corp for the year ended December 31, 2002, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)	the information contained in such annual report of UltraGuard Water Systems Corp. for the year ended December 31, 2002, fairly represents, in all material respects, the financial conditions and results of operations of UltraGuard Water Systems Corp.

/s/ Ken Fielding
Ken Fielding
President and Chief Executive Officer

/s/ John R Gaetz
John R Gaetz
Vice-President and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP.

/s/ Ken Fielding
Kenneth R. Fielding, President

Date: March 26, 2003	/s/ Ken Fielding
Ken Fielding, Director

Date: March 26, 2003	/s/ John R. Gaetz
John R Gaetz, Director

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

We, Ken Fielding, president and John R Gaetz, vice-president and chief financial officer of UltraGuard Water Systems Corp certify that:

1.   We have reviewed this annual report on Form 10-KSB of UltraGuard Water Systems Corp.

2.   Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.   We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Ken Fielding
Kenneth R. Fielding, President

/s/ John R. Gaetz
John R Gaetz, Vice-President and Chief Financial Officer

EXHIBIT 11

UltraGuard water Systems Corp.
Computation of Per-Share Income
Treasury Stock Method
As Modified for 20% Test

Year Ended December 31, 2002

Weighted average number of shares outstanding	10,852,565

Total common and common equivalent shares	10,852,565

Net income (loss) for the period	$(657,617)

Loss per common and common equivalent shares	$(0.06)

Earnings per share:

The earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.