Form 10QSB
period 2003-03-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2003-05-15
CIK 1014989

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Quarterly report for the period ended March 31, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to _______________________________

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

Title of class

APPLICABLE ONLY TO CORPORATE ISSURER

The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 15,112565 on May 13, 2003.

UltraGuard Water Systems Corp.
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31	December 31,
	2003	2002
	(Unaudited)	(Audited)
	$	$

ASSETS

Current Assets
Cash and short-term investments	8,647	40,206
Accounts receivable	4,810	946
Inventory and contract work in progress	6,197	6,638
Prepaid expenses and deposits	1,127	14,039

Total Current Assets	115,281	61,828
Property and Equipment (Note 5)	265	286
Other Assets
Manufacturing Technology (Note 4)	1,104,852	1,026,876

Total Assets	1,125,898	1,088,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	146,997	123,947
Accrued liabilities	36,672	40,157
Wages and vacation pay payable	1,701	1,621
Customer deposits	-	11,719
Loans payable (Note 6)	477,878	439,124
Amounts owing to related parties (Note 7)	47,433	19,087

Total Current Liabilities	710,681	635,655

Stockholders’ Equity

Common stock, (Note 8) $.001 par value,
100,000,000 shares authorized,
11,852,565 and 10,852,565 issued and outstanding respectively	11,853	10,853
Additional paid-in capital	10,405,493	10,221,893
Donated capital (Note 7)	31,928	31,928
Stock based compensation	414,166	385,799
Deferred compensation	(94,500)	-
Deficit	(10,353,723)	(10,197,138)

Total Stockholders’ Equity	415,217	453,335

Total Liabilities and Stockholders’ Equity	1,125,898	1,088,990

Contingencies (Notes 1 and 10)
Subsequent Events (Note 11)

(See Accompanying Notes to the Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Operations and Deficit
(Expressed in US dollars)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2003	2002
	$	$
Project Revenue	23,438	-
Project Costs	18,812	-

Gross Profit	4,626	-

Expenses
Foreign exchange	112	-
General and administrative	120,294	122,745
Interest	12,437	25,314
Stock based compensation expense	28,368	-

Total Expenses	161,211	148,059

Net Loss from Operations	156,585	324,979

Other:
Loss from discontinued operations (Note 3)	-	176,920

Net Loss for the Period	156,585	324,979

Net Loss per Share	(0.01)	(0.60)

Weighted Average Number of Shares Outstanding after giving
retroactive effect to a 1:50 consolidation of shares	11,185,898	538,080

(Diluted loss per share has not been presented as the result is anti dilutive.)

(See Accompanying Notes to the Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three months	Three months
	ended	ended
	March 31	March 31,
	2003	2002
	$	$

Cash Flows to Operating Activities
Net Loss	(156,585)	(324,979)
Adjustments to reconcile net loss to cash
Depreciation and amortization	21	14,547
Foreign exchange	112	5,947
Common stock issued for expenses, net of cancellations	113,400	1,656
Accrual of interest	7,845	29,386
Stock based compensation	28,368	39,336

Change in non-cash working capital items
(Increase) decrease in accounts receivable	(3,865)	173,136
Decrease in inventory and contract work in progress	441	56,746
(Increase) decrease in prepaid expenses and deposits	(81,588)	74,010
Increase (decrease) in accounts payable, accrued liabilities,
wages and vacation pay payable and customers’ deposits	7,773	(163,047)

Net Cash Used in Operating Activities	(84,078)	(93,262)

Cash Flows (to) from Investing Activities
Reduction of short-term investment - restricted	-	218
Acquisition of manufacturing technology	(6,776)	-

Net Cash Used in Investing Activities	(6,776)	218

Cash Flows from (to) Financing Activities
Increase in loans payable	30,949	39,023
Increase in amounts owing to related parties	28,346	60,832
Decrease in shares subscriptions received	-	(1,209)

Net Cash Provided by Financing Activities	59,295	98,646

Increase (Decrease) in Cash	(31,559)	5,602
Cash - Beginning of the Period	40,206	(4,539)

Cash - End of the Period	8,647	(1,063)

Non-Cash Financing Activities
400,000 shares were issued for asset purchase at $0.178 per share	71,200	-
600,000 shares were issued for expenses at $0.189 per share	113,400	-
16,564 shares were issued to settle debts at $0.10 per share	-	1,656

Supplementary Information
Cash paid for interest	4,592	324
Cash paid for income taxes	-	-

(See Accompanying Notes to the Financial Statements)

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

1.

Nature of Operations and Continuance of Business

Up to February 2002 the Company focused its activities on the manufacturing and marketing of its Ultra GuardÚ ultra violet based patented water treatment system through its wholly owned Canadian subsidiary, UV Systems Technology Inc. (“UVS”). These products and systems are sold primarily for municipal waste disinfection treatment.

During the period from acquiring UVS in August 1996 to February 2002, operating activities had not generated profitability. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized significant revenue, has a working capital deficit of $595,400, and has accumulated operating losses of $10,353,723 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development of its newly acquired technology and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. In February 2002, the Company reached an agreement with the Clearwater Group (“Clearwater”) to assume the UVS manufacturing responsibilities of any new Ultra GuardÚ water treatment systems to be supplied to UVS’s strategic alliance partner, US Filter. Clearwater would also provide warranty services on any previously sold UltraGuardÚ water treatment systems. In anticipation of signing this agreement, the Company ceased manufacturing operations, reduced level of staff in production, engineering and support and moved its offices to Langley. On February 5, 2002 this Agreement was signed with Clearwater.

At a special meeting held on November 15, 2002 the Company reorganized. Its shares were consolidated on a 1:50 basis, the authorized capital increased to 100,000,000 shares and the name of the Company was changed to UltraGuard Water Systems Corp. In December 2002, the Company divested itself of the UVS operations (see Note 3) while retaining any and all royalty or other revenues that may be received from the sale or use of the UVS patented Ultra GuardÚ technology.

During fiscal 2002, the Company commenced designing and developing the home use Point of Use and Point of Entry UV disinfection systems for drinking water. Point of Use systems are installed under a sink; Point of Entry units are installed at the water supply entry into the building. This UV product may include dual filtration cartridges in advance of the UV system.

In December, the Company purchased Innovative Fuel Cell Technologies Inc. (“IFCT”) (see Note 4), the holder of an option to purchase worldwide rights to manufacture and market a Magnesium Air Fuel Cell to power UV drinking water and ancillary systems. IFTC owns 100% of the shares of an Austrian company, UltraGuard Water Systems GmbH (“UG GmbH”). UG GmbH will manufacture and market the UV and Fuel Cell products for the European and African market; UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives.

Funds were provided to the Company on February 19, 2003 through an agreement entered into with a Germany resident. Under the agreement the German resident provided a US$50,000 loan bearing interest at 10%, payable within 6 months or convertible into the Company’s common stock at $0.30 per share.

2.

Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of the Company, its wholly owned Nevada based subsidiary, Innovative Fuel Cell Technologies Inc. and, its Austrian based UltraGuard Water Systems GmbH (UG GmbH). All significant intercompany transactions and balances have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months or less when purchased. Cash equivalents are stated at cost, which approximates market.

2.

Significant Accounting Policies (continued)

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed on a straight-line method using an estimated useful life of five years.

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

Accounting for Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

2.	Significant Accounting Policies (continued)

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to have a material impact on its financial position or results of operations.

FASB has also issued SFAS No. 149 but it will not have any relationship to the operations of the Company therefore a description and its impact on the Company's operations has not been disclosed.

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

4.
Acquisition of License - Technology

On December 31, 2002, the Company acquired 100% of the shares of Innovative Fuels Cell Technologies Inc (IFCT). The Company issued 5,000,000 common shares of the Company’s common stock to the shareholders of IFCT to acquire IFCT and its wholly owned Austrian incorporated subsidiary Ultraguard Water Systems GmbH (“UG GmbH”). These shares were valued at $1,007,000. The Company also issued 1,000,000 common shares of the Company to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. The value placed on these shares was $201,400 which amount has been recorded as a reduction of shareholders’ equity. IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with the Company’s Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned this option on October 1, 2002 from a related party. IFCT had paid Cnd$2,500 as a down payment for the option with Cnd$97,500 payable and 400,000 shares of the Company were to be issued. On March 14, 2003, the License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares to be issued to 500,000. On March 6, 2003, the company issued 400,000 shares into trust subject to certain criteria. On signing of the License Agreement IFCT paid Cnd$5,000 and delivered 200,000 common shares to the vendors. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, Cnd$7,500 was due and unpaid, however delivery of additional 100,000 common shares was made on May 1, 2003. The remaining balance is due Cnd$7,500 on the first of each month thereafter until MagPower delivers the technical drawings; and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 200,000 common shares will be delivered (100,000 common shares from trust and 100,000 common shares from treasury). As a condition of the Option Agreement, the Company is required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. Royalties of C$25.00 per cell will be paid to MagPower based on number of units sold. The total consideration paid for the License Agreement as at March 31, 2003 was $1,104,852 which includes the Cnd$2,500 down payment, the 2 payments of Cnd$5,000 each, the value of 5,000,000 common shares of the Company, $1,007,000, the value of 400,000 common shares, $71,200 and certain other organizational and acquisition costs of $18,292. This acquisition was treated as an acquisition of an asset and not a business combination. The asset as at December 31, 2002 is an option to acquire technology and has been recorded as a long-lived asset. Once the Option Agreement is exercised in full the value placed on the Option Agreement will transfer to the License Agreement. The License Agreement will be amortized over 10 years.

5.	Property and Equipment Property and equipment is stated at cost less accumulated depreciation and reflects the residual value as at March 31, 2003.

				March 31,	December 31,
				2003	2002
			Accumulated	Net Book	Net Book
		Cost	Depreciation	Value	Value
		$	$	$	$
				(Unaudited)	(Audited)

	Office furniture and equipment	5,533	5,268	265	286

6.	Loans Payable

a)
Loans payable of $200,000 plus accrued interest of $54,003 as at March 31, 2003, are unsecured and bear interest at 1% per month. The loans were due on May 21, 2001 and are currently being renegotiated. At the option of the note holder, the principal portion of the loan can be converted into common shares at $25.00 per share.

b)
A loan payable totalling $125,000 plus accrued interest of $30,000 was renegotiated in December 2002 as a non-interest bearing loan amount set at $155,000. Payments are to be made totalling $80,000 commencing February 15, 2003 with final payment due June 2007, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. The payment due February 15, 2003 was not made. No payment was made on March 15, 2003 or subsequently. On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000 and on May 2, 2003, the Company was served with a writ of summons. The Company has entered an appearance and will file a defence against this claim and will attempt to negotiate a settlement.

6.	Loans Payable (continued)

c)
Loans payable totalling $61,549 plus accrued interest of $130 are unsecured and bear interest at 10% per annum. These loans are repayable at any time or when financing in excess of $250,000 is obtained by the Company but not later than August 19, 2003 .At the option of the note holder, the principal portion of the loans can be converted into common shares at $0.30 per share at any time within 12 months from February 19, 2003.

	d)	Loans payable of $7,196 are due on demand, unsecured, and non-interest bearing.

7.

Amounts Owing to Related Parties

These amounts, totalling $47,433, represent unpaid wages and consulting for two directors. These amounts are due on demand, unsecured and non-interest bearing. Imputed interest on previous non-interest bearing related party loans totalled $31,928 and recorded as donated capital, calculated at 10% per annum. In fiscal 2002, two officers and directors purchased with notes receivable and debt reduction, 3,000,000 shares of common stock of the Company at $0.0101 per share for a total consideration of $30,300.

8.	Common Stock

		Additional
	Issued	Common	Paid-in
	Shares	Stock	Capital
	#	$	$

Balance, December 31, 2001 (audited)	26,887,601	26,888	8,266,082
Issuance of stock for expenses pursuant to
the exercise of employee stock options	16,564	16	1,640
Issuance of stock for expenses	100,000	100	1,900
Issuance of stock for cash pursuant to
private placements	4,350,000	4,350	230,650
Issuance of stock for debt settlement	13,800,000	13,800	124,200
Issuance of stock for expenses	1,000,000	1,000	9,000
Stock returned to treasury for cancellation	(330,000)	(330)	(83,270)

Balance Pre-Reverse Split	45,824,165	45,824	8,550,201

Balance Post-Reverse Split 1:50 basis	916,488	917	8,595,109
Issuance of shares for debt	3,000,000	3,000	27,300
Issuance of shares to debt settlement	593,077	593	592,484
Issuance of shares for purchase of
Innovative Fuel Cell Technologies Inc.	5,000,000	5,000	1,007,000
Issuance of shares owned by subsidiary	*1,000,000	1,000	201,400
Less, Treasury Stock	-	-	(201,400)
Issuance of shares to private placement
purchasers with non-dilutive provision	343,000	343	-

Balance, December 31, 2002 (audited)	10,852,565	10,853	10,221,893
Issuance of shares for MagPower License Agreement	400,000	400	70,800
Issuance of shares for consulting expenses	600,000	600	112,800

Balance, March 31, 2003 (unaudited)	11,852,565	11,853	10,405,493

*These shares are issued but owned by treasury therefore are not outstanding.

(a)	Warrants outstanding as at March 31, 2003:

		Exercise
Class	#	Price	Expiry Date(s)

“A”- Post -Reverse Split -1:50	22,018	$20.00 - $50.00	January 25, 2003 – December 20, 2003
17,088 Class “A” warrants have expired subsequently.

“C”- Post -Reverse Split -1:50	162,100	$12.00	September 23, 2005 – October 3, 2010

“E”- Post -Reverse Split -1:50	1,000	$30.00	February 16, 2003 – February 20, 2003

8.	Common Stock (continued)

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

In June 2001, the Company entered into a funding agreement with US Filter/Wallace and Tiernan Products Group. As a term of the funding agreement, the warrant exercise price on the above 3,000,000 warrants was reduced to $0.24 per share. The expiry date of these warrants was changed to October 3, 2010 .In addition, 5,105,000 Class C warrants were issued with an exercise price of $0.24 per share and an expiry date of October 3, 2010.

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

(b)	Employee Stock Option Plans

	i)	1997 Stock Option Plan

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

During 2002, 2 employees exercised their stock options to acquire 16,564 shares at $0.10 per share for proceeds of $1,640.

	ii)	2003 Benefit Plan of UltraGuard Water Systems Corp.

The common stock underlying the Employee Stock Option Plan, registering 2,400,000 shares for future issuance, was registered with the Securities Exchange Commission on March 28, 2003 on Form S-8.

The Company issued 600,000 shares from the 2003 Benefit Plan to a consultant for proceeds of $113,400.

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

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	Three months	Twelve months
	ended	ended
	March 31,	December 31,
	2003	2002
	$	$

Net loss
As reported	(156,584)	(657,617)
Pro forma	(156,584)	(657,617)

Basic net loss per share
As reported	(.01)	(.06)
Pro forma	(.01)	(.06)

8.	Common Stock (continued)

	(c)	Long-Term Equity Incentive Plan

The Company has allotted 5,000,000 shares pursuant to a Long-Term Equity Incentive Plan approved and registered December 17, 1999. The Plan permits thegrant of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock and Performance Shares. As a result of the Reverse Split at 1:50, the shares in the Long-Term Equity Incentive Plan have been reduced to 100,000.

	(d)	Legal Services Plan

Pursuant to an S-8 Registration Statement filed and accepted on November 19, 2001 the Company issued 3,900,000 common shares at $0.19 per share pursuant to three separate contracts. Of these, a total of 2,500,000 shares were issued and were subsequently cancelled, as the related contract was never fully consummated. In November 2002, the Company issued a total of 1,000,000 shares at $0.01 per share in settlement of all issues outstanding on this matter. As a result of the Reverse Split at 1:50, the shares remaining in the Long-Term Equity Incentive Plan have been reduced to 30,000. On March 24, 2003 the Company filed a Form S-8 POS with the SEC, which cancelled the Plan and all remaining shares.

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

	Three months ended				Three months ended
	March 31, 2003				March 31, 2002
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$

Revenue	–	23,438	–	23,438	62,588	–	–	62,588
Expense	–	151,489	28,534	180,023	247,497	140,070	–	387,567

Loss	–	(128,051)	(28,534)	(156,585)	(184,909)	(140,070)	–	(324,979)

		As of March 31, 2003				As of March 31, 2002
			United				United
		Canada	States	Europe	Total	Canada	States	Europe	Total
		$	$	$	$	$	$	$	$
	Identifiable assets	–	105,700	9,846	115,546	1,479,583	168,629	–	1,648,212
	Goodwill, patents,
	Manufacturing
	technology option	–	1,010,352	–	1,010,352	104,345	–	–	104,345

	Total assets	–	1,116,052	9,846	1,125,898	1,583,928	168,629	–	1,752,577

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

a)
On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company has entered an appearance and will file a defence against this claim and will attempt to negotiate a settlement.

b)
On April 25, 2003 the Company issued 1,500,000 shares of common stock to the Company’s President, Ken Fielding and 1,500,000 shares of common stock to the Vice-President, John Gaetz, in exchange for debt. The total shares were valued at $37,800 or $0.0126 per share.

c)
On April 30, 2003 the Company issued 200,000 shares of common stock to a consultant employee for annual services pursuant to an S-8 Registration Statement. These shares were valued at $0.2511 per share or $50,220 in total.

	d)	On May 9, 2003 the Company issued 10,000 shares of common stock for legal services pursuant to an S-8 Registration Statement. These shares were valued at $0.2587 per share or $2,587 in total.

e)
On May 9, 2003 the Company issued 50,000 shares of common stock for investigation services of mergers, acquisitions or other business combinations or associations pursuant to an S-8 Registration Statement. These shares were valued at $0.2587 per share or $12,935 in total.

ITEM 2.    MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS AND FINACIAL CONDITIONS

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

            MANAGEMENTS DISCUSSION

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

In an effort to advance our marketing objective, in September 1995, we entered into a marketing distribution agreement (embodying an earlier oral agreement) with UV Systems Technology Inc. (UVS), for marketing rights for the UltraGuardR Ultraviolet disinfection system in eight Western states. In July 1996 we entered into a funding agreement with UVS. During this period, we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire 50.69% of UVS. Under subsequent agreement dated February 14, 2000 with the two principal shareholders Working Opportunity Fund and MDS Ventures Pacific, Inc., (49.39%) we acquired the remaining 49.31% of common stock and all outstanding preferred stock of UVS.

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

Refuse, solids and city street runoff solid waste included in the effluent was not removed prior to entering the UV System. During this first quarter of 2003, the Company was informed that testing is scheduled to start June I, 2003.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order in March 1999 valued at over C$1,100,000 (approximately $748,000.). The UV system will disinfect effluent flow in excess of 36 million gallons per day. The UV system delivery was completed in January 2002 and installed during February and March for operation starting May 15, 2002. Problems were encountered with the field wiring which affected the operating software. As well, problems were encountered with the installation of some of the structural components. In the second quarter, four of the five channels (48 of the 60 lamps) had been operated for about 30 days using the non-flow paced computer system. Clearwater reported that during this period, performance requirements were being met. Negotiation of the work and guarantees required by the customer to complete the balance of the system was being conducted between the City of Peterborough, Clearwater, our product-manufacturing licensee and with USFilter and Clearwater. These negotiations have been unsuccessful. In November the Company received notification that the City of Peterborough was canceling the UV system contract. The Company advised the City that we do not accept this cancellation and will strenuously defend our rights under the contract purchased order. We have made the appropriate loss provisions in our financial statements for year ending 2002, to reflect this cancellation.

Purchase orders for two additional UV systems valued at approximately C$150,000 approximately were produced during the 2000-2001 period and delivered into the Province of Ontario. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about $258,000. These two systems were delivered in 2001.

On January 26, 2001 the Company entered into a Strategic Alliance Agreement, and related agreement with US Filter’s Wallace Tiernan Products Group, under which US Filter has the exclusive right to market the Company’s Ultra Guard® UV system in North, South and Central America, and the Caribbean. Royalty Income. On January 26, 2001, we entered into a Strategic Alliance Agreement (and associated agreements) with US Filter’s Wallace and Tiernan Products group (USFilter ) to market our Ultra Guard® wastewater UV System in North, South and Central America and the Caribbean, filed with the SEC on Form 8-K on February 27, 2001

Stock Purchase Warrants. Concurrently with the execution of the Strategic Alliance Agreement, granted three Stock Purchase Warrants to U.S. Filter/Wallace & Tiernan for an aggregate of 3,000,000 (60,000) shares of the Company’s common stock, as follows. The numbers enclosed in brackets present the effect of post reverse split.

Note: Numbers and values enclosed in brackets ( ) reflect post rollback figures.

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

In September 2001 we licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture for sale into other territories not currently represented by the Company’s agents. VITROSYS will pay a royalty on each UV system sold. The royalty fee is variable, dependant on the selling price of the UV system. Under the License Agreement, the Company provided full manufacturing drawings, software technology and expertise, and a specified number of hours of training at the Company’s facilities. As a requirement of the License Agreement, VITROSYS will be required to purchase from the Company, a key component for each SLR system. This key component is defined as the royalty verification component. Its purchase will trigger a sale and resultant royalty payment liability. The Korean market for UV is expected to increase as a result of legislation that will require all municipal and Industrial wastewater to be disinfected. To date Vitrosys have secured a number of projects for which they purchased 40 royalty verification components. The Company cannot confirm that this number of units has been sold and therefore cannot calculate the amount of royalty payments payable

During the first quarter of 2002 the Company took actions to reduce its overheads. Having completed the delivery of the UV systems that were produced during 2000 and up to January 26, 2002, we searched for a partner to work with for production of future UV systems orders. We found Clearwater Technologies Inc., based in Langley, B.C. Canada (“Clearwater”) to perform these and other activities. On February 5, 2002 we signed an agreement with Clearwater Technologies Inc wherein Clearwater agreed to assume the manufacturing of new UV projects and to supply these to our Strategic Alliance partner, USFilter. Clearwater is engaged in the water industry, targeting the treatment of potable water for smaller towns to which they provide complete packaged treatment plants. Clearwater agreed to assume the manufacturing of any new UV project sold to our Strategic Alliance partner, USFilter. Clearwater will also provide warranty services on the previously delivered UV products. The Company will be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. This association with Clearwater as our manufacturing partner permitted the company to move from its’ factory and reduce staff level in production, engineering and support. A number of key production staff moved to the Clearwater facility to assist in setting up for this manufacturing responsibility. The remaining staff at the Company worked in a liaison and support role between USFilter and Clearwater.

This change of manufacturing strategy in the first quarter of 2002 significantly reduced our monthly operational costs. UVS became inactive with no further operations. Activities of UVS were limited to accounting functions, recording of accounts receivable collections and advising Clearwater on project completion activities.

Future revenue from UltraGuard’s wastewater technology will be royalties based and will be received from Clearwater as a result of sales made to USFilter, and sales of the systems, made to others. Two UV systems projects have been delivered in March 2003 by Clearwater, however payment is not due until the UV systems have been accepted by the purchaser.

On October 1, 2002 the directors mandated a debt and corporate restructuring of the Company. This mandate included the disposing of UVS and its associated debt, and the reduction of all other debt carried by the Company. Given the Company’s inability to raise the additional funds necessary to continue the operations of UVS and with UVS liabilities exceeding assets by a significant amount, the board of directors and investors determined that by selling UVS the Company could continue viable operations pursuing its focus on the point of entry (POE) and point of use (POU) ultraviolet systems.

Recent US and world events as well as the worldwide requirement for a higher quality of water will accelerate the use of ultraviolet products for use in drinking water applications and air treatment, both for surface and ventilation. To capitalize on this market opportunity, our Company changed its market focus from the wastewater products, which were now fully marketed by others, to drinking water UV products. During the year 2002 we completed the development of a UV product to be used in drinking water applications. UV units for the drinking water market will target application such as POE and POU. POE UV systems will treat water at the entry point into residences, industry or any location requiring safe drinking water. POU systems will treat water at selected points within the home or establishment, using a system installed at the water faucet. Both POE and POU may be sold as stand-alone units or in combinations with various filters. Ultraviolet will not penetrate the envelope or the wrappings to disinfect the contents of the package but is applicable to external surface disinfection. Independent testing of the POU UV System, including CSA and UL approval is yet to accomplished. Test are to be conducted over the following months subject to availability of adequate resources.

On December 20, 2002 the Company negotiated the repayment of debt in the amount of $593,077 owed to the Elco Bank Clients in exchange for 593,077 share of the Company’s common stock $1.00.

On December 31, 2002 the Company entered into various agreements to complete the disposition of UVS and to remove of the excessive UVS liabilities carried on the Company’s financial statements. The reader should refer to the Company’s financial statements attached hereto for a complete understanding. Manufacturing and marketing of the UVS technology had been discontinued by the Company and was licensed to Clearwater Industries in early 2002. The purchasers of UVS were 659999 BC Ltd a corporation controlled by two officers and directors of the Company. Terms of the sale included the transfer by UVS to the Company of all current and future revenue that may accrue as a result of the UVS technology, which was all revenue the Company could have accrued had it not sold UVS. The intent of 659999 BC Ltd is to keep UVS inactive. Full details of these agreements are available on Form 8K filed with the SEC on January 15, 2003.

On December 30, 2002 the Company acquired 100 % of Innovative Fuel Cell Technologies Inc, a Nevada Incorporated company, the holder of an option to purchase a worldwide license from MagPower Systems Inc (MagPower) for their air magnesium fuel cell technology. The purchase price in the option agreement was C$100,000,and 400,000 shares of the Company’s common stock, increased respectively in March 2003 to C$102,500 and 500,000 shares of the Company’s common stock. The increase in the price and the number of shares of common stock was as a result of negotiations to extend the use right to include ancillary uses among other things lighting and radio in areas where a UV disinfection systems has been installed. The Fuel Cell will provide the necessary power to operate ultraviolet disinfection systems, lighting and radio in areas of the world where no other forms of electrical power is unavailable. The product has applications in remote areas of all countries worldwide. Applications in developing countries such as Africa, some of the Middle East countries and China, where large numbers of the population are not serviced by an electrical grid and do not have a safe water supply, are market areas.

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

During this quarter GmbH completed the manufacturing of its first prototype POU unit and will complete five unit for testing. GmbH is working with three Austrian firms, which supply design engineering and perform the manufacturing and assembly. The Austrian Government, through on of its support divisions, the TMG, has provided financial support to the three Austrian firms to offset a portion of the design and manufacturing cost. The POU unit has been designed to the applicable ultraviolet disinfection equipment codes of Germany and Austria.

About Magnesium Fuel Cells

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

Grant of License

On March 14, 2003 the Company’s wholly owned subsidiary, Innovative Fuel Cell Technology Inc entered into a Licensing Agreement (Agreement) with MagPower Systems Inc (MagPower) for certain rights to a Magnesium-Air Fuel Cells (Fuel Cell) for use as a power source for The Company’s UV products. On March 21, 2003 Innovative Fuel Cell Technology Inc assigned the Agreement to the Company. Under the Agreement, MagPower granted to the Company an exclusive right to a worldwide territory (Territory) to use the Fuel Cell in the manufacture, use and sale, exclusively with its products within the Territory. In addition the Company, with the consent of MagPower is at liberty to sub-license others to manufacture the rights to sell and install the Fuel Cell for use with the Company’s products so long as any such sub-licensee has executed an industry standard non-disclosure agreement. MagPower granted to the Company the further right to sell and use the Fuel Cell for purposes other than in combination with the Company’s products, (i.e. for powering lights and radios) in communities, towns or villages where the Company has installed its products so long as prior to any such initial sale there is not another licensee of the MagPower’s Product for that community, town or village.

Term of the License Agreement

Subject to the provisions for early termination as set out in the License Agreement, the License Agreement will remain in full force and effect for a period of five (5) years from the date set forth above with an option to renew by the Company without further license fee payable, for a further term of five (5) years. Provided further the Company shall have the right to renew this License Agreement for two further five year terms, subject to the MagPower and the Company, agreeing on a further licensing fee, royalty fee and revised annual production requirements for each of the second and third renewal periods.

Initial Payments: The Company will pay MagPower the amount of one hundred and two thousand five hundred (C$102,500.00) dollars under the following terms and conditions:
A) The sum of C$2,500.00 already paid for the option.
B) With the signing of the Agreement, the Company paid to MagPower five thousand (C$5,000.00) dollars
C) On or March 21st, 2003 the Company paid to MagPower the amount of five thousand (C$5,000.000) dollars.
D) Commencing May 1st, 2003 and on the first day of each and every applicable month the Company shall pay an amount of seven thousand five hundred (C$7,500.00) dollars to MagPower. Applicable month shall include and mean each and every month up to and including the month that MagPower provides the technical drawing for the Product to the Company. Upon receipt of the Technical Drawings, the Company is required to pay MagPower on the first day of every month thereafter the amount of fifteen thousand (C$15,000.00) dollars until MagPower has received the accumulative total purchase amount.

(2) Royalties: As consideration for the license granted under the Technology, the Company agrees to pay MagPower during the term of this License Agreement an ongoing royalty of twenty five (C25.00 CDN) dollars for each Product manufactured. Such Royalties shall be payable on a quarterly basis with a minimum number of units per annum of Two Thousand (2,000), with said minimum commencing in the second year of the term of this Licensing Agreement.

(3) With the signing of this Agreement the Company issued to the MagPower free and clear of any liens and/or encumbrances except as required under SEC Security Regulatory requirements, two hundred thousand (200,000) common shares of the Company. On May 1st, 2003 the Company issued to MagPower free and clear of any liens and/or encumbrances except as required under SEC Security Regulatory requirements one hundred thousand (100,000) common shares of the Company. Upon receipt of the technical drawings, Licensee shall issue to the MagPower free and clear of any liens and/or encumbrances except as required under SEC Security Regulatory requirements, two hundred thousand (200,000) common shares of the Company.

(4) Interest on Late Payments: Interest on all late initial payments, royalties and any other sums due to the MagPower shall be charged at the rate of 3% per month until payment is received.

(5) No Deductions for Tax: Always respecting the tax payments requirements within the domicile country of the Licensee and the MagPower and all requirement as and if they apply to paying taxes on payments to be made by Licensee to MagPower, all payments to the MagPower shall be made without any deduction of any kind on the payments under this License Agreement. The Company undertakes to take all reasonable steps to assist the MagPower to obtain the benefit of any double taxation, which may apply to any of the payments under this License Agreement and to minimize the impact of any taxation in respect of such payments. A full copy of the License Agreement is referenced in ITEM 6 – EXHIBITS and attached.

All payments that have accrued have been made with the exception of the May 1, 2003 payment, which is overdue. The common shares due on signing; 200,000 and those due on May 1, 2003 have been delivered to MagPower.

In February 2003, the Company completed a redesign of its website. This website includes details of the fuel cell technology, the point of use UV systems and the wastewater systems. Go to www.ultraguard.com to view these products.

            RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2003.

            Three months ended March 31, 2003 compared to the three months ended March 31, 2002. As a result of the disposition of UV Systems Technology Inc. in 2002, the income statement reflects the line-byline operations of UltraGuard Water Systems Corp., excluding UV Systems Technology Inc. (See Note 3 of the Financial Statements for additional information).

            Revenues. During the first quarter of fiscal 2003, we reported revenues of $23,438 compared to nil revenue being reported in the first quarter of fiscal 2002, an increase of 100%. The increase was primarily from the sales of UV system components.

            Direct Project Costs. Project costs recorded during the first quarter of fiscal 2003 amounted to $18,812 compared to nil during the first quarter of fiscal 2002, an increase of 100%. The increase was mainly due to the costs of UV system components sold.

            Gross Profit before adjustment. Gross profit increased by $4,626 during the first quarter of fiscal 2003, compared to nil recorded during the first quarter of fiscal 2002. The increase was mainly from the sales of UV system components.

            Foreign Exchange Translation Loss. For the first quarter of fiscal 2003, we reported a foreign exchange translation loss of $112, an increase of 100% compared to nil reported in the comparable prior fiscal period.

            General and Administrative Expense. For the first quarter of fiscal 2003, we reported general and administrative expense of $120,294, a decrease of $2,451, or 2% from $122,745 reported in the comparable period of the prior year. This decrease resulted primarily to the decreased consulting fees, investor relations and legal fees.

            Interest, Net of Interest Income. For the first quarter of fiscal 2003, we reported interest, net of interest income, of $12,437, a decrease of $12,877, or 51%, from $25,314 reported in the comparable prior fiscal period. The decrease was the result of the reduction of loans at the end of 2002.

            Stock Based Compensation Expense. For the first quarter of fiscal 2003, we reported stock compensation expense of $28,368 resulting from the Strategic Alliance signed with USFilter/WT. The equivalent expense for the prior fiscal period is included in the loss of discontinued operations. (See Note 3 of the Financial Statements for additional information).

            Loss on Discontinued Operations. For the first quarter of fiscal 2003, we reported nil loss on discontinued operations compared to $176,920 for the prior fiscal period, a 100% decrease. (See Note 3 of the Financial Statements for additional information).

            Net Loss for the Period. For the first quarter of fiscal 2003, we reported a net loss for the period of $156,585, a decrease of $168,394, or 52% over $324,979 in the comparable period of fiscal 2002. The decrease in net loss was primarily due to the loss of discontinued operations in fiscal 2002 due to the disposal of investment in UV Systems Technology Inc. In addition, decreases were also the result of increased revenue, decreased consulting fees, decreased investor relations expenses, and decreased interest for the fiscal period 2003.

            Net Loss per Share. For the first quarter of fiscal 2003, we reported a net loss per share for the period of $0.01, a decrease of $0.59, or 98%, from $0.60 in the comparable period of the prior fiscal period. The net loss per share decreased as a result of the decrease in the net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2003 and also due to the decrease in net loss in fiscal 2003.

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

            On April 25, 2003 Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company has entered an Appearance in Court will file a defense against this claim and attempt to negotiate a settlement.

Item 2. Changes in Securities

            During this quarter the Company issued the following shares for purchase of a Licensing Agreement

Date	Shares	Residency	Consideration	Exemption
		Citizenship

Mar14/03	400,000	CAN	License Purchase	144
		CAN	MagPower Systems

Mar 28/03	600,000	Swiss	Annual Services	S-8*
		CAN

*Registered on S-8 on Mar 28, 2003

ITEM 3. Default upon Senior Securities

None

ITEM 4. Submissions of Matters to a vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation (1)

(3)(ii)	Bylaws, as amended (2)

(10)(iii)	Agreement between Douglas
Sommerville and Company dated 12/6/96(3)

(10)(iv)	Agreement between John Gaetz
and the Company dated 12/6/96 (3)

(10)(v)	Sample Agreement among minority
Shareholders of UV Systems
Technology, Inc. and the Company
each dated 2/28/97 (3)

(10)(vi)	Marketing Distribution Agreement
Between UV Systems Technology, Inc.
and the Company (2)

(10)(vii)	Sales Representation Agreement

between UV Systems Technology,
Inc. and "The Representative" (2)

(10)(viii)	Exclusive Distributorship Agreement
Between UV Waterguard Systems, Inc.
and Chiyoda Kohan Co., Ltd., and NIMAC
Corporation. (2)

(10)(ix)	1997 Stock Option Plan (4)

(10)(x)	Interim Funding Agreement
between UVS, MDS and WOF (5)

(10)(xi)	Letter Agreement between the
Company and Elco Bank and Trust
Company Limited (6)

(10)(xii)	Loan Agreement between the Company
and TD Bank (6)

(10)(xiii)	The Company’s 1999 Long-Term
Equity Incentive Plan (7)

(10)(xiv)	Letter Agreement between Service
Systems, UVS, MDS and WOF dated
Feb 13, 2000 (7)

(10)(xv)	Lease dated October 2000 between
Service Systems, UV Systems and
Slough Estates Canada Limited (8)

(10)(xvi)	Legal Services Plan between Rosenfeld,
Goldman & Ware, Inc filed on November
19, 2001(9)

(10)(xvii)	Stock Exchange Agreement with Innovative
Fuel Cell Technologies, Inc date Jan 14, 2003 (10)

(10)(xviii)	Sale of UV Systems Technology Inc to
65999 BC Ltd agreements dated Jan 15, 2003 (11)

(10)(xx)	Purchase of License Agreement between	Filed Herewith
	Innovative Fuel Cell Technologies, Inc	Electronically
and MagPower Systems Inc on
March 14, 2003 (12)

(10)(xxi)	2003 Benefit Plan of
UltraGuard Water Systems Corp (13)

(11)	Statement Regarding Computation	Filed Herewith
	of Per Share Earnings	Electronically

(21)	Subsidiaries of the Corporation:
UV Systems Technology, Inc.,
incorporated in B.C.Canada

(99.1)	Certification of Ken Fielding, President and
	Chief Executive Officer Pursuant to 18 U.S.C.	Filed Herewith
	Section 1350, Section 906 of the	Electronically
Sarbanes-Oxley Act of 2002.

(99.2)	Certification of John R Gaetz Vice President and

Chief Financial Officer Pursuant to 18 U.S.C.	Filed Herewith
Section 1350, Section 906 of the	Electronically
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
Year ended August 31, 1999
(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal
Year ended August 31, 2000
(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal
Quarter ended November 30, 2000.
(9)	Incorporated by reference to the Corporation's Form S-8 filed with the
Commission on Nov 19, 2001
(10)	Incorporated by reference to the Corporation's Form S-8 filed with the
Commission on Jan 14, 2003
(11)	Incorporated by reference to the Corporation's Form S-8 filed with the
Commission on Jan 15, 2003
(12)	Incorporated by reference to the Corporation's Form S-8 filed on
March 24, 2003

(b)	Reports on Form 8-K

The Company filed three reports on Form 8-K,

On January 14, 2003 reporting the acquisition by stock exchange agreement dated December 30, 2002 details of the purchase of Innovative Fuel Cell Technologies
On January 15, 2003 reporting the sale of UV Systems Technology Inc to 65999 BC Ltd on Dec 31, 2002.
On March 24, 2003 reporting the filing of the 2003 Benefit Plan of UltraGuard Water Systems Corp

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of UltraGuard Water Systems Corp on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission, Ken Fielding, President and Chief Executive Officer, and John R Gaetz. Vice-President and Chief Financial Officer of UltraGuard Water Systems Corp, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarban-Oxley Act of 2002, to our knowledge

(1)	the quarterly report of UltraGuard Water Systems Corp for the period ended March 31, 2003, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)
the information contained in such quarterly report of UltraGuard Water Systems Corp for the period ended March 31, 2003, fairly represents, in all material respects, the financial conditions and results of operations of UltraGuard Water Systems Corp.

/s/ Ken Fielding
Ken Fielding
President and Chief Executive Officer

/s/ John R Gaetz
John R Gaetz
Vice-President and Chief Financial Officer

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of UltraGuard Water Systems Corp on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission, Ken Fielding, President and Chief Executive Officer, and John R Gaetz. Vice-President and Chief Financial Officer of UltraGuard Water Systems Corp, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarban-Oxley Act of 2002, to our knowledge

(1)	the quarterly report of UltraGuard Water Systems Corp for the period ended March 31, 2003, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)
the information contained in such quarterly report of UltraGuard Water Systems Corp for the period ended March 31, 2003, fairly represents, in all material respects, the financial conditions and results of operations of UltraGuard Water Systems Corp.

/s/ Ken Fielding
Ken Fielding
President and Chief Executive Officer

/s/ John R Gaetz
John R Gaetz
Vice-President and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP

              /s/ Kenneth R. Fielding
Kenneth R. Fielding, President

Date: May 14, 2003
Ken Fielding, Director

Date: May 14, 2003
John R Gaetz, Director

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
OXLEY ACT OF 2002

I, Ken Fielding, president and of UltraGuard Water Systems Corp certify that:

1.  I have reviewed this quarterly report on Form 10-KSB of UltraGuard Water Systems Corp.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Ken Fielding
Ken Fielding, President

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
OXLEY ACT OF 2002

I, John R Gaetz, vice-president and chief financial officer of UltraGuard Water Systems Corp certify that:

1.  I have reviewed this quarterly report on Form 10-KSB of UltraGuard Water Systems Corp.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ John R Gaetz
John R Gaetz, Vice-President and Chief Financial Officer

EXHIBIT 10(xx)

L I C E N S E   A G R E E M E N T

This LICENSE AGREEMENT made as of the 14th day of March 2003 between INNOVATIVE FUEL CELL TECHNOLOGIES a corporation incorporated under the laws of the State of Nevada, United States of America with business offices located at 2nd Floor, 5763 – 203A Street Langley, British Columbia V3A 1W7 (hereinafter referred to as the “Licensee”).

and,

MAGPOWER SYSTEMS INC. a corporation incorporated under the laws of the Province of British Columbia, Canada with business offices located at 340 – 6165 Highway 17, Delta, British Columbia V4K 5B8 (hereinafter referred to as the “Grantor”).

WHEREAS:

1.   The Grantor is the owner of certain technological knowledge with respect to the magnesium-air fuel cell as hereinafter defined; and

2.   The Licensee intends to manufacture or have manufactured the Product in the Territory hereinafter specified and desires a license from the Grantor under the Technology as hereinafter defined to be used exclusively with the Licensees ultra violet light water purification systems and for use in all ancillary applications to such water purification including, but not limited to the pumping of water, the filtering of water, the cleaning of water and all applications of a like nature used as part of any system that uses Ultra Violet light as part of the purification system.
(hereinafter called the “Licensee’s Technology”)

IN CONSIDERATION of the mutual promises and covenants contained in this License Agreement, and other good and valuable consideration, the receipt and sufficiency of which is acknowledged, the parties agree as follows:

1.  Definitions

In this License Agreement:

(a)  “Product” shall mean the 12-volt portable magnesium-air fuel cell Product (capable of producing 5 amps) or variations thereof as agreed between the Parties which agreement shall not be unreasonable withheld, to be manufactured by the Licensee or capable of being manufactured by the Licensee with the Grantor’s Technology for the exclusive use with the Licensees Technology.

(b)  “Technology” includes all technical information, intellectual property, patents, patents that are pending procedures, trademarks, trademark pending applications, copyrights, copyright pending applications, processes, trade secrets, methods, practices, techniques, information, bills of parts, diagrams, drawings, specifications, blue prints, lists of materials, labor and general costs, production manuals and data relating to the design, manufacture, production, inspection and testing of the Product.

(d)   “Territory” includes that Territory as outlined and described as follows:

         Territory shall include the world wide rights and license to use the Product as a power source for Licensee’s Technology.
The Licensee is hereby granted the right to request from the Grantor licensing rights for the Product, other products and Technology designed for other applications other than for use with the Licensee’s Technology and will be confined to locations only where the Licensee has its Licensee Technology in operation. The terms and conditions and granting of any further licensing rights will be included as an amendment to this License Agreement.

2.   Grant of License

(1)   The Grantor grants to the Licensee the exclusive license in the Territory to use the Technology in the manufacture, use and sale of the Product exclusively with the Licensee’s Technology within the Territory. In addition Licensee shall, with the consent of the Grantor (not to be unreasonably withheld) be at liberty to sub-license others to manufacture and sell and install the Product for use with the Licensee’s Technology so long as any such sub-licensee has executed an industry standard non-disclosure agreement.

(2)  The Licensee acknowledges that some or all of the Technology has been disclosed and delivered to the Licensee in confidence prior to and in contemplation of the execution of this Licensee Agreement.

(3)  The obligation to furnish the Technology shall extend to Technology existing at the date of this License Agreement and as updated and modified from time to time.

(4)   The Grantor warrants that there are no other existing licenses under the Technology in the Territory as it relates to Licensee’s Technology and covenants that no further disclosure to third parties will be made by it of the Technology in the Territory while this License Agreement is in force.

(6)  The Grantor warrants that the Technology will be sufficient and suitable for the manufacture of the Product provided that the Licensee at all times conforms strictly with the Technology.

(7)  No further or different rights or licenses are granted or implied.

3.   Term of Agreement

Subject to the provisions for early termination as set out in this License Agreement, this License Agreement shall remain in full force and effect for a period of five (5) years from the date set forth above with an option to renew by Licensee without further license fee payable, for a further term of five (5) years. Provided further Licensee shall have the right to renew this License Agreement for two further five year terms, subject only to the Grantor and the Licensee, both acting reasonably, agreeing on a further licensing fee, royalty fee and revised annual production requirements for each of the second and third renewal periods.

4.   Improvements

(1)   Disclosure: Each party agrees to promptly disclose to the other any and all technical data and information relating to any and all developments or improvements of the Product (whether or not patentable) and of the Technology that it may develop or acquire during the term of this License Agreement to the extent that such disclosure is not restricted or prohibited by law, by any undertaking given to, or any condition, restriction or restraint imposed by third parties, or by considerations relating to the validity of any patent in respect of which application is about to be made.

(2) Grant Under Improvements: The Grantor shall grant to the Licensee an exclusive license to manufacture or have manufactured and sell the Product in the Territory under all improvements and developments to be furnished to the Licensee, together with an ancillary grant of the right to use any associated Technology, provided that in the case of any such improvement or development the disclosure of which by the Grantor is subject to any restrictions, legal prohibitions, undertakings given to or conditions, restrictions or restraints imposed by third parties or considerations relating to the validity of any patent in respect of which application is about to be made, any grant by the Grantor to the Licensee under this provision shall be limited accordingly.

(3)  Feed-back License: Under all developments or improvements of the Product to be furnished by the Licensee to the Grantor, the following additional terms shall apply:

(a) Outside the Territory, the Grantor shall have the exclusive royalty-free license (including the right to grant sublicenses) on any such improvements on the Product now owned, hereafter made, or acquired by the Licensee during the life of this License Agreement. The Licensee further covenants and agrees to notify the Grantor of any improvement and to execute promptly and without compensation any and all papers and documents and to perform whatever lawful acts may be reasonably deemed necessary by the Grantor in connection with the filing of any application for letters patent or that may be necessary or desirable to effect and maintain the Grantor’s licensed rights or the rights of any of the Grantor’s sub-licensees in said improvements and said applications for letters patent and in all letters patent issuing from said applications for letters patent.

(b)  Inside the Territory, the Licensee shall have the exclusive royalty-free license to manufacture and sell the Product incorporating or constituting such developments or improvements. Provided that in the case of any such improvement or development the disclosure of which by the Licensee is subject to any restriction, legal prohibitions, undertakings given to or conditions, restrictions or restraints imposed by third parties, or considerations relating to the validity of any patent in respect of which application is about to be made. Any grant by the Licensee to the Grantor shall be limited accordingly.

5.   Obligations of the Grantor

(1) Technical Assistance: Upon the written request of the Licensee, the Grantor shall render all Technology, training and technical assistance necessary to be provided by the Grantor under this Agreement at times and places mutually agreed upon and subject to the availability of the Grantor’s personnel and facilities. The Grantor does not warrant or agree that any of its personnel to be furnished or to be made available to the Licensee under this Agreement will speak any language other than English. The Licensee shall obtain all necessary visas, work permits, residence permits or other permits or approvals necessary for the entry into and working in the Territory of all technical personnel who are to be provided by the Grantor under the terms of this Agreement. The Licensee shall reimburse the Grantor for the costs with respect to any employees sent to and maintained in the Territory under this paragraph. Such reimbursement shall be made by the Licensee in Canadian currency and shall be in the amount of the total of the following:

(a)  the expenses of the personnel in traveling to, in and around and from Territory; and

(b)  the ordinary living expenses of the personnel while in the Territory.

The Licensee further agrees to reimburse the Grantor for the aforementioned costs and expenses within thirty days following receipt of the Grantor’s invoice.

(2) Verification Testing: The Grantor shall perform a verification test on the Product manufactured in accordance with the Technology. If the verification test indicates that the manufacture of the Product is in conformity with the technical specifications of the Technology, the verification test shall be considered to have been successfully completed. In the event that the verification is not successfully completed, the Grantor shall analyze the causes and take the necessary measures to eliminate the defects.

(3) Grantor agrees to sell to Licensee, at Grantors distribution price, for each product manufactured, the hydrogen inhibitor which is the exclusive technology retained by Grantor.

(4) To deliver the Technology to the Licensee

6.  Compliance with Local Laws

The Licensee shall ensure that any registration or notification required by the laws of the Territory shall have been carried out. The Licensee shall comply with all laws and regulations as may apply with the Territory, as applicable to this License Agreement and all transactions and activities contemplated or to be performed under this License Agreement, and shall procure and maintain all approvals, licenses, permissions and permits necessary to the performance of its business and conduct its business in a manner so as to not bring discredit upon the reputation of the Product or the Grantor. The Licensee shall keep the Grantor informed of any laws or regulations of the Territory which may affect the promotion, sales, services or maintenance of the Product in order that the Grantor will not breach any such laws or regulations through lack of awareness thereof.

7.  Licensee’s Prohibitions

(1)        Advertising: The Licensee shall not advertise the Product except in relation to its use with the Licensee’s Technology.

8.   Consideration

(1)  Initial Payments: The Licensee agrees to pay the Grantor the amount of One Hundred Thousand ($100,000.00 CDN) Dollars CDN under the following terms and conditions:

A)	Contemporaneously with the signing of this Agreement, the Licensee shall pay to Grantor the amount of Five Thousand ($5,000.00 CDN) Dollars CDN; and
B)	On or before April 1st, 2003 Licensee shall pay to Grantor the amount of Five Thousand ($5,000.000) Dollars CDN; and
C)	Commencing May 1st, 2003 Licensee shall pay to Grantor on the first day of each and every applicable month the amount of Seven Thousand Five Hundred ($7,500.00) Dollars CDN. Applicable month shall include and mean each and every month up to and including the month that Grantor provides the technical drawing (hereinafter referred to as the “Technical Drawings”) for the Product to the Licensee. Upon receipt of the Technical Drawings, Licensee shall then pay to Grantor on the first day of every month thereafter the amount of Fifteen Thousand ($15,000.00) Dollars CDN until the accumulative total Initial Payment has been received by Grantor.

Said payments are payable in Canadian dollars to the bank branch and account designated by the Grantor.

(2) Royalties: As consideration for the license granted under the Technology, the Licensee agrees to pay Grantor during the term of this License Agreement an ongoing royalty of Twenty Five ($25.00 CDN) Dollars CDN for each Product manufactured. Such Royalties shall be payable on a quarterly basis with a minimum number of units per annum of Two Thousand (2,000), with said minimum commencing in the second year of the term of this Licensing Agreement.

(3) Contemporaneously with the signing of this Agreement the Licensee shall issue to the Grantor free and clear of any liens and/or encumbrances except as required under SEC Security Regulatory Requirements, Two Hundred Thousand (200,000) common shares of UltraGuard Water Systems Corp. On May 1st, 2003 Licensee shall issue to the Grantor free and clear of any liens and/or encumbrances except as required under SEC Security Regulatory Requirements One Hundred Thousand (100,000) common shares of UltraGuard Water Systems Corp. Upon receipt of the technical drawings, Licensee shall issue to the Grantor free and clear of any liens and/or encumbrances except as required under SEC Security Regulatory Requirements One Hundred Thousand (100,000) common shares of UltraGuard Water Systems Corp.

(4) Interest on Late Payments: Interest on all late initial payments, royalties and any other sums due to the Grantor shall be charged at the rate of 3% per month until payment is received. (5) No Deductions for Tax: Always respecting the tax payments requirements within the domicile country of the Licensee and the Grantor and all requirement as and if they apply to paying taxes on payments to be made by Licensee to Grantor, all payments to the Grantor shall be made without any deduction of any kind on the payments under this License Agreement. The

Licensee undertakes to take all reasonable steps to assist the Grantor to obtain the benefit of any double taxation, which may apply to any of the payments under this License Agreement and to minimize the impact of any taxation in respect of such payments.

9.    Currency of Payment

(1)  Where Convertible or Not: Except as otherwise specified in this License Agreement, all payments required to be made by or on behalf of the Licensee under this License Agreement shall be converted to and paid in Canadian dollars, based on the prevailing “buying” foreign exchange rate for Canadian dollars at the Bank of Montreal on the date any such payment is due, and shall be paid to the Grantor or to such account or accounts at such bank or banks as the Grantor may in its sole discretion designate from time to time and the Grantor shall give the Licensee thirty days’ written notice of any such change in place of payment. In the event that the Licensee is late in making any payment due pursuant to this License Agreement, then, in addition to any interest charges that may accrue thereon in accordance with this License Agreement, the exchange rate to be applied to any such late payment shall be the Grantor’s most favorable “buying” foreign exchange rate at the Bank Of Montreal at any time during the period commencing on the date that the payment was due and the date such payment was actually made.

(2)  Restrictive Currency Laws: If any law or regulation is imposed in the Territory restricting or limiting the right of the Licensee to make payment to the Grantor as provided in this License Agreement, the Licensee shall immediately notify the Grantor of any such restrictions or limitations and shall use its best efforts to register or qualify this License Agreement under any such law or regulation in order to allow the Licensee to make full payment to the Grantor as provided in this License Agreement. The Licensee agrees to modify any terms or conditions of this License Agreement, which would not unreasonably interfere with its utilization of the rights granted under this License Agreement, if such modifications are necessary in order to allow the Licensee to make full payment to the Grantor. If the License Agreement cannot be modified to the satisfaction of both parties so as to allow the Licensee to obtain sufficient exchange to make its required payments, then in that event the Grantor shall have the option of accepting payment in any other authorized currency acceptable to the Grantor and designated by the Grantor to the Licensee in writing or the Grantor may terminate this License Agreement upon Sixty (60) days’ notice thereof to the Licensee.

10.   Grantor’s Warranty and Indemnity re: Technology

(1)   Power to Grant Rights: The Grantor warrants that it has the right to grant the rights granted in this License Agreement and that it has granted no other rights or licenses other than as outlined and contained herein, which would derogate from the rights granted in this License Agreement.

(2)  Modified Products: The Grantor shall have no obligation to defend the Licensee or to pay costs, damages or legal fees for any claim based on any modifications made to the Product by the Licensee.

11.  Licensee’s Indemnity of Grantor

The Licensee agrees to indemnify and hold the Grantor harmless against any liability, damage or expense (including costs and attorney’s fees and expenses) by reason, or arising out of or relating to any acts, duties or obligations or omissions of the Licensee or of any personnel employed or otherwise engaged by the Licensee to perform the Licensee’s obligations and duties under this License Agreement, and the Licensee shall, at the request of the Grantor assume the defense of any demand, claim, action, suit or proceeding brought against the Grantor by reason thereof and pay any and all damages assessed against or that are pay able by the Grantor as the result of the disposition of any such demand, claim, action, suit or proceeding.

Notwithstanding the foregoing, the Grantor may be represented in any such action, suit or proceeding at its own expense and by its own counsel.

12.  Confidentiality

(1)  Confidential Information: All information, including the Technology, other than information generally known in industry or information made known by a third party to the Licensee other than a consequence of the Licensee’s relationship with the Grantor (“Confidential Information”) supplied by or on behalf of the Grantor pursuant to this License Agreement shall be treated as confidential by the Licensee and shall be used solely to enable the Licensee to manufacture, use, sell and develop a market for the Products in accordance with this License Agreement, and all documents containing or disclosing such Confidential Information shall at all times be and remain the property of the Grantor; provided, how ever, that the Grantor shall not during the continuance of this License Agreement demand the delivery of such documents from the Licensee.

(2)   Duty Not to Disclose: The Licensee covenants and agrees that no Confidential Information given to it by or on behalf of the Grantor in the manner described or otherwise shall be disclosed to anyone outside the organization of the Licensee without the prior written consent of the Grantor.

(3)  Reasonable Efforts: The Licensee agrees to use all reasonable efforts to take such action as may be appropriate to prevent the unauthorized use and disclosure of, and to keep confidential all such Confidential Information, including:

(a)  ensuring that such Confidential Information is disclosed only to responsible employees of the Licensee who have first been properly instructed to maintain such Confidential Information in confidence;

(b)   not disclosing to any third party the terms and conditions of this License Agreement;

(c)  not disclosing methods of manufacture or sale of the Products including production and marketing plans; and

(d)  safeguarding all documents against theft, damage or access by unauthorized persons.

13.   Books and Records

(1) Duty to Keep Books: The Licensee shall keep at its principal place of business, clear and proper books of account showing manufacturing of Product subject to royalties under this License Agreement and agrees that within thirty (30) days following the last day of March, June, September and December, it will submit a written statement giving the total manufacturing of the Product for the quarter being reported.

(2)   Right of Access to Books: The Grantor shall have access to the books and records of the Licensee at all reasonable times to check all relevant figures and information affecting or relating to the Licensee’s operations under this License Agreement, including the amount of manufacturing of the Product made under this License Agreement by the Licensee and the amount of royalties payable under this License Agreement; provided, however, that if both the Grantor and the Licensee agree upon an independent agency such as a firm of chartered accountants to represent them, either the Grantor or the Licensee may at its election substitute for the Grantor’s examination a certificate of the mutually agreed-upon firm of accountants as to the amount of said Product manufactured and the amount of royalties payable hereunder and as to any other information and figures that determine or relate to the operations of the Licensee under this License Agreement. The Licensee shall supply the Grantor with a statement of its regular auditors at the time of its regular yearly audit, certifying the number of Product manufactured and the amount of royalties payable under this License Agreement.

(3)   Right to Access after Termination: Notwithstanding termination of this Agreement, the Licensee shall permit such examinations to continue to take place until all outstanding claims have been settled to the satisfaction of the Grantor.

14.   Excusable Delay

Neither party shall be responsible for the failure or delay in performing any of its obligations due, directly or indirectly, by act of God, act of public enemy, act of terrorism, acts of governmental bodies or agencies foreign or domestic (including inability to procure materials or to manufacture or ship ordered goods because of governmental priority orders or allocations or restrictions upon the use of materials or manpower), port congestion, nuclear incidents, sabotage, riot, fire, floods, typhoons or unusually severe weather, earthquakes, explosions or other catastrophes, epidemics or quarantine restrictions, strikes, labor unrest or labor shortages, accident, freight embargoes, delays occasioned by carriers or delays of a supplier of materials, components, facilities, energy, fuel, transportation, governmental authorizations or instructions, material or information required from the one of the parties to the other, or because of any other causes beyond either party’s control, in whole or in part.

15.   Licensee’s Status

(1)    Buyer and Seller Only: The relationship between the Licensee and the Grantor is intended to be and shall be that of buyer and seller, and the Licensee and its employees, agents and representatives shall under no circumstances be considered agents, partners, joint venturers or representatives of the Grantor. The Licensee shall not act or attempt to act, or represent itself, directly or by implication, as agent, joint venturer, partner or representative of the Grantor or in any manner assume or attempt to assume or create any obligation or liability of any kind, nature or sort, express or implied, on behalf of or in the name of the Grantor.

(2)   No Franchise: The relationship created by this License Agreement does not constitute the granting of a franchise to the Licensee by the Grantor and no federal or provincial franchise statute, law, regulation or rule is intended to or has been applied by the parties, nor shall any such franchise, statute, law, regulation or rule be deemed or construed to apply to the formation, operation, administration or termination of this License Agreement.

(3)   This License Agreement shall remain in full force and effect if either of the following should occur:

          a) If there is an ownership change of the Grantor; or

          b) If the Grantor files for bankruptcy or insolvency proceedings are instituted by or against the Grantor.

16.   Term and Termination

(1)   Either party may terminate this Agreement without notice or other act if:

(a)   the other party is in default in any material respect in the performance of any of its obligations under this License Agreement or otherwise commits any material breach of this License Agreement, and such default continues after thirty (30) days written notice from the non-defaulting party to the defaulting party stating the particulars of such default (for the purposes in this License Agreement, any failure to make any payment due shall be a material default);

(b)  bankruptcy or insolvency proceedings are instituted by or against the Licensee, which the Licensee does not defend or which it is not successful in defending, or the Licensee is adjudicated a bankrupt, becomes insolvent, makes an assignment for the benefit of creditors or proposes or makes any arrangements for the liquidation of its debts or a receiver or receiver and manager is appointed with respect to all or any part of the assets of the other party;

(c)  any sovereign entities or political subdivisions in the Territory enacts legislation relating to the relationship created by this License Agreement which grants rights to the Licensee which are not granted by this License Agreement, this License Agreement shall terminate automatically one (1) day prior to the date such legislation becomes effective; or

(d)    in the event an excusable delay fails to permit either party to fulfill its obligations after a delay of six (6) months after the date the obligation would have been required to have been fulfilled but for the occurrence of the excusable delay.

(2) The Grantor may terminate this License Agreement without notice or other act if:

(a)   the Licensee assigns or purports to assign this License Agreement with out the prior written consent of the Grantor (which consent shall not be unreasonably withheld).

17.  Events upon Termination

(1)   Upon termination of this License Agreement for any cause whatsoever:

(a) all Royalties, including Royalties on the Product then on hand or in the course of manufacture, shall immediately become due and payable;

(b)  the Licensee shall forthwith, and not later than thirty (30) days thereafter, return free of any charge to the Grantor, all written information of whatever kind, including graphic and electronically or magnetically recorded documents furnished by the Grantor or created by the Licensee in relation to the Product including, without limitation, notes, memoranda, diaries, records, drawings, prints, sketches, plans, specifications and other technical information made by the Licensee or its agents, affiliates or employees and copies of any kind made thereof by anybody, and derived from the Technology, the Product or the manufacture thereof; further, the Licensee agrees that it will forthwith discontinue the use of and refrain from using, disclosing or exploiting the Technology and any technical data and information pertaining thereto or any improvement or development in respect thereof disclosed to it under this License Agreement by the Grantor and from manufacturing or selling the Product; and

(c)  the Licensee shall cease trading in the Product and shall notify all dealers and other interested parties of the termination. The Licensee shall further cease to make any representations to the public that it is an authorized manufacturer of the Product.

(2)   Notwithstanding any such termination:

(a) all warranties set out in this License Agreement and all obligations of indemnification shall survive and continue to bind the parties for two (2) years after the date of termination of this License Agreement;

(b) the Licensee shall honour any remaining payment obligations set out in this License Agreement; and

(c) the Licensee shall be permitted to sell all Product manufactured prior to the termination, provided such sales are completed by delivery of goods and receipt of payment therefore within four (4) months of the date of such termination and are subject to the payment obligations as set out in this License Agreement.

18.  Conformity with Local Laws

(1)  Modifications on Non-conformance: The rights and obligations of the parties under this License Agreement shall be subject to all applicable laws, orders, regulations, directions, restrictions and limitations of the governments having jurisdiction of the parties. In the event, however, that any law, order, regulation, direction, restriction or limitation, expropriation, seizure or interpretation thereof shall in the judgment of either party substantially alter the relationship between the parties under this License Agreement or the advantages derived from such relationship, either party may request the other party to modify this License Agreement, and if, within fifteen (15) days subsequent to making such request the parties are unable to agree on a mutually satisfactory modification of this License Agreement, then the adversely affected party may terminate this License Agreement on fifteen (15) days notice given to the other party, not later than thirty (30) days following the end of such thirty (30) day period.

(2)  Recording of Licensing Agreement: The parties shall each at its own expense in its own countries, take such steps as may be required to satisfy the laws and requirements of the respective countries with respect to declaring, recording or otherwise rendering this License Agreement valid.

19. Disclosure

This License Agreement may be filed with any governmental agency or official as determined to be appropriate by either party.

20. Dispute Resolution

One or more arbitrators appointed in accordance with the said Rules shall finally settle all disputes arising in connection with this License Agreement or any modifications thereof under the Rules of Conciliation and Arbitration of the International Chamber of Commerce.

21. Assignment

This License Agreement shall not be assigned, transferred or conveyed by the Licensee. The Licensee acknowledges that the Grantor may assign this License Agreement to an affiliate or subsidiary and Grantor shall notify Licensee upon completion of said assignment.

22. Language

Upon execution, this License Agreement may be translated into any language of the Territory provided, however, that in the event of any diversion between the English version and any other version, the English version shall prevail.

23. Extended Meanings

Words importing the singular number include the plural and vice versa and words importing gender include all genders.

24. Interpretation not Affected by Headings

The division of this License Agreement into paragraphs and the insertion of headings are for convenience of reference only and shall not affect the construction or interpretation of this License Agreement.

25. Applicable Law

This License Agreement is made, executed, and delivered in Vancouver, Canada, and any controversy arising hereunder or in relation to this License Agreement shall be governed by and construed in accordance with the domestic laws of the Province of British Columbia, Canada. The parties hereto hereby agree that the application of the United Nations Convention on Contracts for the International Sale of Goods to this License Agreement does not apply and is strictly excluded.

26. Entire License Agreement

This License Agreement constitutes the entire License Agreement of all the parties with respect to the subject-matter hereof and, except as stated in this License Agreement and in the instruments and documents to be executed and delivered pursuant to this License Agreement, contains all of the representations, undertakings and agreements of all parties respecting the subject matter hereof. There are no representations, undertakings or agreements of any kind between all the parties respecting the subject matter hereof except those contained in this License Agreement.

28.   Severability

The invalidity or unenforceability of any provision of this License Agreement shall not affect the validity or enforceability of any other provision.

29.   Currency

Unless otherwise specifically provided in this License Agreement, all references to dollar amounts herein or other money amount are expressed in terms of lawful money of Canada.

30.   Notices

(1)  Any notice or other documents required or permitted to be given under this License Agreement shall be in writing and shall be delivered, mailed by pre-paid registered mail, return receipt requested or sent by facsimile transmission addressed to the party or parties to whom it is to be given at the address shown below or at such other address or addresses as the party or parties to whom such writing or document is to be given shall have last notified all other parties in accordance with the provisions of this paragraph:

(a) if to the Licensee at:

2nd Floor

5763 – 203A Street,

Langley, British Columbia V3A 1W7

Canada

(b) if to the Grantor at:

6165 Highway 17,

Suite 340,

Delta, British Columbia V4K 5B8

Canada

(2)  Any such notice or other document shall:

(a) if delivered, be deemed to have been given and received at the place of receipt on the date of delivery, provided that if such date is a day other than a business day in the place of receipt, such notice or document shall be deemed to have been given and received at the place of receipt on the first business day thereafter;

(b) if transmitted by facsimile transmission, be deemed to have been given and received at the place of receipt on the next business day in the country of receipt, following the day of sending, provided that the sender has received telephone confirmation from the recipient of receipt of same on or before the date transmission is deemed to have been received as above, and

(c)    if mailed, be deemed to have been given and received at the place of receipt on the date of actual receipt.

(3)  In the event of postal disruption, such notices or documents must either be delivered personally or sent by facsimile transmission.

31. Amendment of License Agreement

None of the terms, conditions or provisions of this License Agreement shall be held to have been changed, waived, varied, modified or altered by any act or knowledge of either party, their respective agents, servants or employees unless done so in writing signed by both parties.

32. Waiver of Breach

No waiver on behalf of any part of any breach of the provisions of this License Agreement shall be effective or binding on such party unless the same shall be expressed in writing and any waiver so expressed shall not limit or affect such party’s rights with respect to any future breach of any of the provisions of this License Agreement.

33. Further Assurances

Each of the parties covenants and agrees that he, his heirs, executors, administrators, successors and permitted assigns will execute such further documents and do and perform or cause to be done and performed such further and other acts as may be necessary or desirable from time to time in order to give full effect to the provisions of this License Agreement.

34. Successors and Assigns

This License Agreement shall be binding on and enure to the benefit of the successors and assigns of both parties and all persons or corporations succeeding to or acquiring the business now carried on by the Grantor or the Licensee.

35. Time

When calculating the period of time within which or following which any act is to he done or step taken the date, which is the reference day in calculating such period, shall be excluded.

36. Time of the Essence

Time shall be of the essence of this License Agreement.

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

MagPower Systems Inc	Innovative Fuel Cell Technologies

Shawn A. McGroarty, CEO

EXHIBIT 11

UltraGuard water Systems Corp.
Computation of Per-Share Income
Treasury Stock Method
As Modified for 20% Test

Period Ended

March 31, 2003

Weighted average number of shares outstanding	11,852,565

Total common and common equivalent shares	11,852,565

Net income (loss) for the period	$(156,585)

Loss per common and common equivalent shares	$(0.01)

Earnings per share:

The earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.