Form 10QSB
period 2003-06-30
ULTRAGUARD WATER SYSTEMS CORP
filed 2003-08-19
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _______________ to _______________

Commission file number 000-21753

ULTRAGUARD WATER SYSTEMS CORP.
( Name of Small Business Issuer in Its Charter)

NEVADA	88-0263701
State of Incorporation	I.R.S. Employer
Identification No.

2nd FLOOR, 5763 – 203 A STREET
LANGLEY B.C., CANADA	V3A 1W7
Address of Principal Executive Offices	Zip code

Issuer's Telephone Number: 604-539-9398

Securities registered under Section 12(b) of the Act:
NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE

Title of class

APPLICABLE ONLY TO CORPORATE ISSURER

The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 18,053,565 on August 19, 2003.

INDEX

PART I Financial Information

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Balance Sheets as of June 30, 2003 (unaudited)
and December 31, 2002 (audited) .	3

Consolidated Statements of Operations for the six-month periods ended
June 30, 2003 and June 30, 2002 (unaudited)	4

Consolidated Statements of Cash Flows for the three and six months periods ended
June 30, 2003 and June 30, 2002, and (unaudited)	5

Notes to the Financial Statements	6 to 9

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITIONS	10 to 13

Part II OTHER INFORMATION

1. LEGAL PROCEEDINGS

2. CHANGES IN SECURITIES

3. DEFAULT UPON SENIOR SECURITIES

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5. OTHER INFORMATION

6. EXHIBITS AND REPORTS ON FORM 8K

Signatures

UltraGuard Water Systems Corp.
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30	December 31,
	2003	2002
	(Unaudited)	(Audited)
	$	$
ASSETS

Current Assets
Cash and short-term investments	8,994	40,206
Accounts receivable	6,726	946
Inventory and contract work in progress	6,234	6,638
Prepaid expenses and deposits	16,424	14,039

Total Current Assets	38,378	61,828
Property and Equipment (Note 5)	245	286
Other Assets
Manufacturing Technology (Note 4)	1,104,852	1,026,876

Total Assets	1,143,475	1,088,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	152,600	123,947
Accrued liabilities	36,671	40,157
Wages and vacation pay payable	12,703	1,621
Customer deposits	-	11,719
Loans payable (Note 6)	499,166	439,124
Amounts owing to related parties (Note 7)	97,743	19,087

Total Current Liabilities	798,883	635,655

Stockholders’ Equity

Common stock, (Note 8) $.001 par value,
100,000,000 shares authorized,
16,397,565 and 10,852,565 issued and outstanding respectively	16,398	10,853
Additional paid-in capital	10,732,058	10,221,893
Donated capital (Note 7)	31,928	31,928
Stock based compensation	442,534	385,799
Deferred compensation	(349,853)	-
Deficit	(10,528,473)	(10,197,138)

Total Stockholders’ Equity	344,592	453,335

Total Liabilities and Stockholders’ Equity	1,143,475	1,088,990

Contingencies (Notes 1 and 10)
Subsequent Events (Note 11)

(See Accompanying Notes to the Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
	$	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Project Revenue	-	-	23,438	-
Project Costs	-	-	18,812	-

Total Gross Profit	-	-	4,626	-

Expenses
Foreign exchange	(223)	-	(111)	-
General and administrative	137,310	113,368	257,604	236,113
Imputed interest	-	29,123	-	29,123
Interest	9,296	25,771	21,733	51,085
Stock based compensation expense	28,367	-	56,735	-

Total Expenses	174,750	168,262	335,961	316,321

Net Loss from Operations	174,750	168,262	331,335	316,321

Other:
Loss from discontinued operations (Note 3)	-	129,494	-	306,414

Net Loss for the Period	174,750	297,756	331,335	622,735

Net Loss per Share	(0.01)	(0.55)	(0.03)	(1.15)

Weighted Average Number of Shares Outstanding
after giving retroactive effect to a 1:50
consolidation of shares	13,267,565	544,740	12,226,732	541,420

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See Accompanying Notes to the Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six months	Six months
	ended	ended
	June 30	June 30,
	2003	2002
	$	$

Cash Flows to Operating Activities
Net Loss	(331,335)	(622,735)
Adjustments to reconcile net loss to cash
Depreciation and amortization	41	29,219
Foreign exchange	(111)	26,729
Common stock issued for expenses, net of cancellations	94,657	1,656
Accrual of interest	17,128	57,740
Imputed interest	-	29,123
Stock based compensation	56,735	73,188
Leasehold improvement written off	63,856	-

Change in non-cash working capital items
(Increase) decrease in accounts receivable	(5,781)	164,262
Decrease in inventory and contract work in progress	404	56,524
(Increase) decrease in prepaid expenses and deposits	(2,385)	134,661
Increase (decrease) in accounts payable, accrued liabilities,
wages and vacation pay payable and customers’ deposits	24,641	(147,044)

Net Cash Used in Operating Activities	(146,006)	(196,677)

Cash Flows (to) from Investing Activities
Acquisition of short-term investment - restricted	-	(854)
Acquisition of manufacturing technology	(6,776)	-

Net Cash Used in Investing Activities	(6,776)	(854)

Cash Flows from (to) Financing Activities
Common stock issued	-	35,000
Increase in loans payable	42,914	70,558
Increase in amounts owing to related parties	78,656	98,826
Decrease in shares subscriptions received	-	(1,209)

Net Cash Provided by Financing Activities	121,570	203,175

Increase (Decrease) in Cash	(31,212)	5,644
Cash - Beginning of the Period	40,206	(4,539)

Cash - End of the Period	8,994	(1,105)

Non-Cash Financing Activities
400,000 shares were issued for asset purchase at $0.178 per share	71,200	-
600,000 shares were issued for expenses at $0.189 per share	113,400	-
16,564 shares were issued to settle debts at $0.10 per share	-	1,656
1,845,000 shares were issued for expenses at $0.13 per share	239,850	-
2,400,000 shares were issued for expenses at $0.0338 per share	81,120	-
300,000 shares were issued for expenses at $0.0338 per share	10,140
Supplementary Information
Cash paid for interest	4,592	324
Cash paid for income taxes	-	-

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

During the period from acquiring UVS in August 1996 to February 2002, operating activities had not generated profitability. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized significant revenue, has a working capital deficit of $760,260, and has accumulated operating losses of $10,528,473 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development of its newly acquired technology and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. On February 5, 2002, the Company reached an agreement with the Clearwater Group (“Clearwater”) to assume the UVS manufacturing responsibilities of any new Ultra GuardÚ water treatment systems to be supplied to UVS’s strategic alliance partner, US Filter. Clearwater would also provide warranty services on any previously sold UltraGuardÚ water treatment systems. In anticipation of signing this agreement, the Company ceased manufacturing operations, reduced level of staff in production, engineering and support and moved its offices to Langley.

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

In December 2002, the Company purchased Innovative Fuel Cell Technologies Inc. (“IFCT”) (see Note 4), the holder of an option to purchase worldwide rights to manufacture and market a Magnesium Air Fuel Cell to power UV drinking water and ancillary systems. IFTC owns 100% of the shares of an Austrian company, UltraGuard Water Systems GmbH (“UG GmbH”). UG GmbH will manufacture and market the UV and Fuel Cell products for the European and African market; UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives.

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

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

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

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003 and its impact did not have a material effect on its financial position or results of operations.

FASB has also issued SFAS No. 147 and 49 but they will not have any relationship to the operations of the Company therefore a description and its impact on the Company's operations has not been disclosed.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003 and its impact did not have a material effect on its financial position or results of operations

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

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

4.

Acquisition of License - Technology

On December 31, 2002, the Company acquired 100% of the shares of Innovative Fuels Cell Technologies Inc (IFCT). The Company issued 5,000,000 common shares of the Company’s common stock to the shareholders of IFCT to acquire IFCT and its wholly owned Austrian incorporated subsidiary Ultraguard Water Systems GmbH (“UG GmbH”). These shares were valued at $1,007,000. The Company also issued 1,000,000 common shares of the Company to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. The value placed on these shares was $201,400 which amount has been recorded as a reduction of shareholders’ equity. IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with the Company’s Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned this option on October 1, 2002 from a related party. IFCT had paid Cnd$2,500 as a down payment for the option with Cnd$97,500 payable and 400,000 shares of the Company were to be issued. On March 14, 2003, the License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares to be issued to 500,000. On March 6, 2003, the company issued 400,000 shares into trust subject to certain criteria. On signing of the License Agreement IFCT paid Cnd$5,000 and delivered 200,000 common shares to the vendors. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, Cnd$7,500 was due and unpaid, however delivery of additional 100,000 common shares was made on May 1, 2003. The remaining balance is due Cnd$7,500 on the first of each month thereafter until MagPower delivers the technical drawings; and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 200,000 common shares will be delivered (100,000 common shares from trust and 100,000 common shares from treasury). The payments due on May 1, 2003 and June 1, 2003 amounting to Cnd$15,000 were not paid as at June 30, 2003. As a condition of the Option Agreement, the Company is required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. Royalties of C$25.00 per cell will be paid to MagPower based on number of units sold. The total consideration paid for the License Agreement as at June 30, 2003 was $1,104,852 which includes the Cnd$2,500 down payment, the 2 payments of Cnd$5,000 each, the value of 5,000,000 common shares of the Company, $1,007,000, the value of 400,000 common shares, $71,200 and certain other organizational and acquisition costs of $18,292. This acquisition was treated as an acquisition of an asset and not a business combination. The asset as at December 31, 2002 is an option to acquire technology and has been recorded as a long-lived asset. Once the Option Agreement is exercised in full the value placed on the Option Agreement will transfer to the License Agreement. The License Agreement will be amortized over 10 years.

5.	Property and Equipment Property and equipment is stated at cost less accumulated depreciation and reflects the residual value as at June 30, 2003.

			June 30,	December 31,
			2003	2002
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
			(Unaudited)	(Audited)

Office furniture and equipment	5,533	5,288	245	286

6.             Loans Payable

a)
Loans payable of $200,000 plus accrued interest of $61,423 as at June 30, 2003, are unsecured and bear interest at 1% per month. The loans were due on May 21, 2001. Subsequent to June 30, 2003, the security pledged to secure the loans has been called and taken by the note holder. The security for the loan was pledged 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by the Company President, Ken Fielding, As a result of the calling of the security, the Company and West Peak have agreed to the and issuance of 1,556,000 common shares of the Company to West Peak in full payment for their losses and have agreed with Ken Fielding

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

6.	Loans Payable (cont’d)

as compensation for his losses, to set up an unsecured loan payable in the amount of $130,711.50 with interest at 6% per annum.

b)
Loans payable totalling $125,000 plus accrued interest of $30,000 was renegotiated in December 2002 as a non-interest bearing loan amount set at $155,000. Payments were to be made totalling $80,000 commencing February 15, 2003 with final payment due June 16, 2002, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. The payment due February 15, 2003 was not made. No payment was made on March 15, 2003 or subsequently. On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000 and on May 2, 2003, the Company was served with a writ of summons. The Company entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information to support their claim and the Company responded with a “no defence” position. Currently the Company is discussing an amicable method of repayment with Chelverton, and have verbally provided a disclosure of the Company’s current financial conditions so that Cheverton may fully understand the Company’s inability to pay the debt at this time.

c)
Loans payable totalling $61,549 plus accrued interest of $1993 are unsecured and bear interest at 10% per annum. These loans are repayable at any time or when financing in excess of $250,000 is obtained by the Company but not later than August 19, 2003. At the option of the note holder, the principal portion of the loans can be converted into common shares at $0.30 per share at any time within 12 months from February 19, 2003.

d)	Loans payable of $7,431 are unsecured and bear interest at 6% per annum.

e)	Loans payable of $11,770 are due on demand, unsecured, and non-interest bearing.

7.	Amounts Owing to Related Parties

These amounts, totalling $97,743, represent unpaid wages and consulting for two directors. These amounts are due on demand, unsecured and non-interest bearing. Imputed interest on previous non-interest bearing related party loans totalled $31,928 and recorded as donated capital, calculated at 10% per annum. In fiscal 2002, two officers and directors purchased with notes receivable and debt reduction, 3,000,000 shares of common stock of the Company at $0.0101 per share for a total consideration of $30,300.

8.	Common Stock

		Additional
	Issued	Common	Paid-in
	Shares	Stock	Capital
	#	$	$

Balance, December 31, 2001 (audited)	26,887,601	26,888	8,266,082
Issuance of stock for expenses pursuant to
the exercise of employee stock options	16,564	16	1,640
Issuance of stock for expenses	100,000	100	1,900
Issuance of stock for cash pursuant to
private placements	4,350,000	4,350	230,650
Issuance of stock for debt settlement	13,800,000	13,800	124,200
Issuance of stock for expenses	1,000,000	1,000	9,000
Stock returned to treasury for cancellation	(330,000)	(330)	(83,270)

Balance Pre-Reverse Split	45,824,165	45,824	8,550,201

Balance Post-Reverse Split 1:50 basis	916,488	917	8,595,109
Issuance of shares for debt	3,000,000	3,000	27,300
Issuance of shares to debt settlement	593,077	593	592,484
Issuance of shares for purchase of
Innovative Fuel Cell Technologies Inc.	5,000,000	5,000	1,007,000
Issuance of shares owned by subsidiary	*1,000,000	1,000	201,400
Less, Treasury Stock	-	-	(201,400)
Issuance of shares to private placement
purchasers with non-dilutive provision	343,000	343	-

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

8.	Common Stock (continued)

	Balance, December 31, 2002 (audited)	10,852,565	10,853	10,221,893
	Issuance of shares for MagPower License Agreement	400,000	400	70,800
	Issuance of shares for consulting expenses	2,300,000	2,300	332,100
	Issuance of shares for expenses	445,000	445	28,545
	Issuance of shares for compensation	2,400,000	2,400	78,720

	Balance, June 30, 2003 (unaudited)	16,397,565	16,398	10,732,058

	*These shares are issued but owned by treasury therefore are not outstanding. (a) Warrants outstanding as at June 30, 2003:

(a)	Warrants outstanding as at June 30, 2003:

		Exercise
	Class #	Price	Expiry Date(s)
	“C”- Post -Reverse Split -1:50 162,100	$12.00	September 23, 2005 – October 3, 2010

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

(b)	Employee Stock Option Plans

	i)	2003 Benefit Plan of UltraGuard Water Systems Corp.

The common stock underlying the Employee Stock Option Plan ,registering 2,400,000 shares for future issuance, was registered with the Securities Exchange Commission on March 28, 2003 on Form S-8.

On March 31, 2003, the Company issued 600,000 shares from the 2003 Benefit Plan to a consultant for services valued at $113,400.

On June 9, 2003, the Company issued 200,000 shares from the 2003 Benefit Plan to a consultant for services valued at $26,000.

On June 9, 2003, the Company issued 145,000 shares from the 2003 Benefit Plan for legal services and to an employee for services valued at $18,850.

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

8.	Common Stock (continued)

(b) Employee Stock Option Plans (continued)

On June 9, 2003, the Company granted 125,000 options to the directors.

	Shares	Weighted	Weighted Average
	Under Option	Average Option	Remaining Life of
	#	Price $	Options (Months)
December 31, 2002	–	–	–
Granted	125,000.13

June 30, 2003	125,000.13		35

The fair value of the employee’s purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions on the above granted options: risk free interest rate was 5%, expected volatility of 100%, an expected life of 3 years and no expected dividends.

ii)
Independent Contractor/Consulting Agreement Plan of UltraGuard Water Systems Corp. On June 11, 2003 the Company registered and issued 1,500,000 shares on Form S-8 to three consultants for product marketing consulting expenses amounting to $195,000.

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

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	Six months	Twelve months
	ended	ended
	June 30,	December 31,
	2003	2002
	$	$

Net loss
As reported	(331,335)	(657,617)
Pro forma	(331,625)	(657,617)

Basic net loss per share
As reported	(.03)	(.06)
Pro forma	(.03)	(.06)

(c)	Long-Term Equity Incentive Plan

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

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

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

	Six months ended				Six months ended
	June 30, 2003				June 30, 2002
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$

Revenue	–	23,438	–	23,438	62,588	–	–	62,588
Expense	–	279,363	28,534	307,897	369,002	316,321	–	685,323

Loss	–	(302,801)	(28,534)	(331,335)	(306,414)	(316,321)	–	(622,735)

	As of June 30, 2003				As of June 30, 2002
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$
Identifiable assets	–	28,777	9,846	38,623	1,519,163	109,021	–	1,628,184
Goodwill, patents,
Manufacturing
technology option	–	1,104,852	–	1,104,852	108,183	–	–	108,183

Total assets	–	1,133,629	9,846	1,143,475	1,627,346	109,021	–	1,736,367

10.	Legal Proceedings

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a “no defines” position. Currently the Company continues to discuss an amicable method of repayment with Chelverton, and have provided a complete disclosure of the Company’s current financial conditions so that Cheverton may fully understand the Company’s inability to pay the debt at this time.

On June 6th, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors; Edward a White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five director prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. At the time of filing this 10QSB quarterly report, the Judge had not ruled on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. The Company has attempted to remove the cases to federal court and at time of filing this 10QSB have not had a decision from the courts on this filing..

11.	Subsequent Events

	a)	On July 23, 2003 the Company issued 100,000 shares of common stock for legal services. These shares were valued at $0.13 per share or $13,000 in total.

b)
Loans payable to Bolder Capital amounting to $200,000 plus accrued interest of $61,423 were repaid subsequent to June 30, 2003. The security pledged to secure the loans had been called and taken by the note holder. The security for the loan was pledged 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by the Company President, Ken Fielding. As a result of the calling of the security, the Company has offered and West Peak has accepted the issuance of 1,556,000 common shares of the Company in full payment for their losses amounting to $130,711.50 and have agreed with Ken Fielding as compensation for his losses, to set up an unsecured loan payable in the amount of $130,711.50 with interest at 6% per annum.

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

As a term of a subsequent Funding Agreement, the exercise prices on the 3,000,000 (60,000) warrants was reduced to $0.24 ($12.00) per share. In addition, 5,105,000 (102,100) Class C warrants (the Additional Warrants) were issued as a result of this Funding Agreement. All warrants issued to USFilter may be exercised until October 10, 2010. The total number of Class A warrants issued to USFilter is 8,105,000 (162,100) at a price of $0.24 ($12.00) per share. In summary as result of the 1:50 reverse split USFilter now holds 162,100 Class A warrant exercise price of $12.00.

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

The Company issued six million shares of its common stock to the shareholders of Innovative Fuel Cell Technologies Inc (“Innovative”) for 100% of Innovative. Included in the Innovative assets was the Austrian Company, UltraGuard Water Systems GmbH (“GmbH). The incorporation of GmbH was made by Innovative in contemplation of its sale of Innovative to the Company. GmbH is set up to manufacture and market Point of Use UV produces in Germany and the European Union Countries (“EU”) to exploit the EU and other European markets potential. The market potential was increased when the European Commission recently brought in strict guidelines (“EU Water Framework Directive. In addition GmbH will manufacture the Fuel Cell products for the various world markets.

During this quarter GmbH completed the manufacturing of its first prototype POU unit and completed five unit for testing. GmbH is working with three Austrian firms, which supply design engineering and perform the manufacturing and assembly. The Austrian Government, through on of its support divisions, the TMG, has provided financial support to the three Austrian firms to offset a portion of the design and manufacturing cost. The POU unit has been designed to the applicable ultraviolet disinfection equipment codes of Germany and Austria. The expected major marketplace is Germany where effective January 2004 member states must ensure that drinking water meets stringent guidelines to protect the quality of the water (both hot and cold) that consumers receive from their taps; the Point of Use.

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

(1)	Initial Payments: The Company will pay MagPower the amount of one hundred and two thousand five hundred (C$102,500.00) dollars under the following terms and conditions:

	A)	The sum of C$2,500.00 already paid for the option.

	B)	With the signing of the Agreement, the Company paid to MagPower five thousand (C$5,000.00) dollars

	C)	On or March 21st, 2003 the Company paid to MagPower the amount of five thousand (C$5,000.000) dollars.

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

Payments due for May, June, July and have not been made and are overdue. The Company is working with MagPower to maintain the License during this period of arrears.

In February 2003, the Company completed a redesign of its website. This website includes details of the fuel cell technology, the point of use UV systems and the wastewater systems. Go to www.ultraguard.com to view these products.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED June 30, 2003.

Six months ended June 30, 2003 compared to the three months ended June 30, 2002.

As a result of the disposition of UV Systems Technology Inc. in 2002, the income statement reflects the line-by-line operations of UltraGuard Water Systems Corp., excluding UV Systems Technology Inc. (See Note 3 of the Financial Statements for additional information).

Revenues. During the six months ended June 30, 2003, we reported revenues of $23,438 compared to nil revenue being reported in the six months of fiscal 2002, an increase of 100%. The increase was primarily from the sales of UV system components.

Direct Project Costs. Project costs recorded during the six months of fiscal 2003 amounted to $18,812 compared to nil during the six months of fiscal 2002, an increase of 100%. The increase was mainly due to the costs of UV system components sold.

Gross Profit before adjustment. Gross profit increased by $4,626 during the six months of fiscal 2003, compared to nil recorded during the comparable period of fiscal 2002. The increase was mainly from the sales of UV system components.

Foreign Exchange Translation Gain. For the six months ended June 30, 2003, we reported a foreign exchange translation gain of $111, an increase of 100% compared to nil reported in the comparable prior fiscal period.

General and Administrative Expense. For the six months ended June 30, we reported general and administrative expense of $257,604, an increase of $21,491, or 9% from $236,113 reported in the comparable period of the prior year. This increase resulted primarily from the increased consulting fees for product marketing and legal fees for the various law suits the Company is currently responding to.

Imputed Interest. For the six months ended June 30, we reported nil imputed interest compared to $29,123 in the comparable period of the prior year, a decrease of $29,123 or 100%.

Interest. For the six months ended June 30, we reported interest of $21,733, a decrease of $29,352 or 57%, from $51,085 reported in the comparable prior fiscal period. The decrease was the result of the reduction of loans at the end of 2002.

Stock Based Compensation Expense. For the six months ended June 30, 2003, we reported stock compensation expense of $56,735 resulting from the Strategic Alliance signed with USFilter/WT. The equivalent expense for the prior fiscal period is included in the loss of discontinued operations. (See Note 3 of the Financial Statements for additional information).

Loss on Discontinued Operations. For the six months ended June 30, 2003, we reported nil loss on discontinued operations compared to $306,414 for the prior fiscal period, or a 100% decrease. (See Note 3 of the Financial Statements for additional information).

Net Loss for the Period. For the six months ended June 30, 2003, we reported a net loss for the period of $331,335, a decrease of $291,400, or 47% over $622,735 in the comparable period of fiscal 2002. The decrease in net loss was primarily due to the loss of discontinued operations as a result of the disposal of investment in UV Systems Technology Inc. in 2002. In addition, decreases were also as a result of increased revenue, decreased investor relations expenses, decreased imputed interest, and decreased interest for the fiscal period 2003.

Net Loss per Share. For the six months ended June 30, 2003, we reported a net loss per share for the period of $0.03, a decrease of $1.12, or 97%, from $1.15 in the comparable period of the prior fiscal period. The net loss per share decreased as a result of the decrease in the net loss in fiscal 2003 and the decreased net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED June 30, 2003.

Three months ended June 30, 2003 compared to the three months ended June 30, 2002.

As a result of the disposition of UV Systems Technology Inc. in 2002, the income statement reflects the line-by-line operations of UltraGuard Water Systems Corp., excluding UV Systems Technology Inc. (See Note 3 of the Financial Statements for additional information).

Foreign Exchange Translation Loss. For the three months ended June 30, 2003, we reported a foreign exchange translation gain of $223, an increase of 100% compared to nil reported in the comparable prior fiscal period.

General and Administrative Expense. For the three months ended June 30, 2003, we reported general and administrative expense of $137,310, an increase of $23,942, or 21% from $113,368 reported in the comparable period of the prior year. This increase resulted primarily to the increased consulting fees for product marketing and legal fees for the various lawsuits the Company is currently responding to.

Imputed Interest. For the three months ended June 30, we reported nil imputed interest compared to $29,123 in the comparable period of the prior year, a decrease of $29,123 or 100%.

Interest. For the three months ended June 30, 2003, we reported interest of $9,296, a decrease of $16,475, or 64%, from $25,771 reported in the comparable prior fiscal period. The decrease was the result of the reduction of loans at the end of 2002.

Stock Based Compensation Expense. For the three months ended June 30, 2003, we reported stock compensation expense of $28,367 resulting from the Strategic Alliance signed with USFilter/WT. The equivalent expense for the prior fiscal period is included in the loss of discontinued operations. (See Note 3 of the Financial Statements for additional information).

Loss on Discontinued Operations. For the three months ended June 30, 2003, we reported nil loss on discontinued operations compared to $129,494 for the prior fiscal period, a 100% decrease. (See Note 3 of the Financial Statements for additional information).

Net Loss for the Period. For the three months ended June 30, 2003, we reported a net loss for the period of $174,750, a decrease of $123,006, or 41% over $297,756 in the comparable period of fiscal 2002. The decrease in net loss was primarily due to the loss of discontinued operations in fiscal 2002 due to the disposal of investment in UV Systems Technology Inc.

Net Loss per Share. For the three months ended June 30, 2003, we reported a net loss per share for the period of $0.01, a decrease of $0.54, or 98%, from $0.55 in the comparable period of the prior fiscal period. The net loss per share decreased as a result of the decrease in the net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2003 and also due to the decrease in net loss in fiscal 2003.

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a “no defines” position. Currently the Company continues to discuss an amicable method of repayment with Chelverton, and have provided a complete disclosure of the Company’s current financial conditions so that Cheverton may fully understand the Company’s inability to pay the debt at this time.

On June 6th, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors; Edward a White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five director prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. At the time of filing this 10QSB quarterly report, the Judge had not ruled on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. The Company has attempted to remove the cases to federal court and at time of filing this 10QSB have not had a decision from the courts on this filing..

Item 2.      Changes in Securities

During the quarter ended June 30, 2003 the Company issued the following shares for the listed consideration

Date	Shares	Residency	Consideration	Exemption	Citizenship
May 02/03	200,000	CAN	Consulting	S-8*	CAN

May 09/03	10,000	USA	Compensation	S-8*	USA

May 21/03	100,000	CAN	Compensation	S-8*	CAN

June 09/03	300,000	CAN	Compensation	Reg S	CAN

June 12/03	600,000	Panama	Consulting	S-8**	EURO

June 12/03	600,000	USA	Consulting	S-8**	CAN

June 12/03	300,000	China	Consulting	S-8**	CAN

June 13/03	1,200,000	CAN	Compensation	Reg S	CAN

June 13/03	1,200,000	CAN	Compensation	Reg S	CAN

June 13/03	15,000	CAN	Compensation	S-8*	CAN

July 02/03	20,000	CAN	Compensation	S-8*	CAN

*Registered on S-8 on March 12, 2003
**Registered on S-8 on June 12, 2003

ITEM 3. Default upon Senior Securities

None

ITEM 4. Submissions of Matters to a vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation (1)

(3)(ii)	Bylaws, as amended (2)

(10)(iii)	Agreement between Douglas
Sommerville and Company dated
12/6/96 (3)

(10)(iv)	Agreement between John Gaetz
and the Company dated 12/6/96 (3)

(10)(v)	Sample Agreement among minority
Shareholders of UV Systems
Technology, Inc. and the Company
each dated 2/28/97 (3)

(10)(vi)	Marketing Distribution Agreement
Between UV Systems Technology, Inc.
and the Company (2)

(10)(vii)	Sales Representation Agreement
between UV Systems Technology,
Inc. and "The Representative" (2)

(10)(viii)	Exclusive Distributorship Agreement
Between UV Waterguard Systems, Inc.
and Chiyoda Kohan Co., Ltd., and NIMAC
Corporation. (2)

(10)(ix)	1997 Stock Option Plan (4)

(10)(x)	Interim Funding Agreement
between UVS, MDS and WOF (5)

(10)(xi)	Letter Agreement between the
Company and Elco Bank and Trust
Company Limited (6)

(10)(xii)	Loan Agreement between the Company
and TD Bank (6)

(10)(xiii)	The Company’s 1999 Long-Term
Equity Incentive Plan (7)

(10)(xiv)	Letter Agreement between Service
Systems, UVS, MDS and WOF dated
Feb 13, 2000 (7)

(10)(xv)	Lease dated October 2000 between
Service Systems, UV Systems and
Slough Estates Canada Limited (8)

(10)(xvi)	Legal Services Plan between Rosenfeld,
Goldman & Ware, Inc filed on November
19, 2001(9)

(10)(xvii)	Stock Exchange Agreement with Innovative
Fuel Cell Technologies, Inc date Jan 14, 2003 (10)

(10)(xviii)	Sale of UV Systems Technology Inc to
65999 BC Ltd agreements dated Jan 15, 2003 (11)

(10)(xx)	Purchase of License Agreement between	Filed Herewith
	Innovative Fuel Cell Technologies, Inc	Electronically
and MagPower Systems Inc on
March 14, 2003 (12)

(10)(xxi)	2003 Benefit Plan of
UltraGuard Water Systems Corp (13)

(10) (xxii)	Independent/Consultant Agreement

(11)	Statement Regarding Computation	Filed Herewith
	of Per Share Earnings	Electronically

(21)	Subsidiaries of the Corporation:
UV Systems Technology, Inc.,
incorporated in B.C.Canada

(31.1)	Certification of Ken Fielding, President and
	Chief Executive Officer Pursuant to 18 U.S.C.	Filed Herewith
	Section 1350, Section 906 of the	Electronically
Sarbanes-Oxley Act of 2002.

(31.2)	Certification of	John R Gaetz Vice President and
	Chief Financial Officer Pursuant to 18 U.S.C.	Filed Herewith
	Section 1350, Section 906 of the	Electronically
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
Commission on Jan 14, 2003
(11)	Incorporated by reference to the Corporation's Form S-8 filed with the
Commission on Jan 15, 2003
(12)	Incorporated by reference to the Corporation's Form S-8 filed on
March 24, 2003.
(13)	Incorporation by reference to the Corporation's Form 10QASB for the fiscal period ended March 31, 2003.
(14)	Incorporated by reference to the Corporation's Form S-8 filed on
June 12, 2003

(b)	Reports on Form 8-K

The Company filed four reports on Form 8-K,
On January 14, 2003 reporting the acquisition by stock exchange agreement dated December
30, 2002 details of the purchase of Innovative Fuel Cell Technologies
On January 15, 2003 reporting the sale of UV Systems Technology Inc to 65999 BC Ltd on
Dec 31, 2002.
On March 24, 2003 reporting the filing of the 2003 Benefit Plan of UltraGuard Water
Systems Corp.
On June 12, 2003 reporting the filing of Independent/Consultant Agreement of UltraGuard
Water Systems Corp.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP

    /s/ Kenneth R. Fielding
Kenneth R. Fielding, President

Date: August 19, 2003	/s/ Ken Fielding
Ken Fielding, Director

Date: August 19, 2003	/s/ John R Gaetz
John R Gaetz, Director