Form 10QSB
period 2003-09-30
ULTRAGUARD WATER SYSTEMS CORP
filed 2003-11-14
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Quarterly report for the period ended June 30, 2003

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 000-21753

ULTRAGUARD WATER SYSTEMS CORP.
Name of Small Business Issuer in Its Charter

NEVADA	88-0263701
State of Incorporation	I.R.S. Employer
Identification No.

918 SHERWOOD AVENUE
COQUITLAM B.C. CANADA	V3K 1A6
Address of Principal Executive Offices	Zip code

604-540-8282
Issuer's Telephone Number

_________________________
Former Address of Registrant

2nd Floor – 5763 203 A Street, Langley B.C., V3A 1W7
Address of Registrant

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Title of class

APPLICABLE ONLY TO CORPORATE ISSURER

The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 21,003,565 on November 10, 2003

UltraGuard Water Systems Corp.
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30	December 31,
	2003	2002
	(Unaudited)	(Audited)
	$	$

ASSETS

Current Assets
Cash and short-term investments	1,135	40,206
Accounts receivable	9,877	946
Inventory and contract work in progress	6,901	6,638
Prepaid expenses and deposits	28,328	14,039

Total Current Assets	46,242	61,828
Property and Equipment (Note 5)	225	286
Other Assets
Manufacturing Technology (Note 4)	1,104,852	1,026,876

Total Assets	1,151,318	1,088,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	210,069	123,947
Accrued liabilities	38,172	40,157
Wages and vacation pay payable	3,903	1,621
Customer deposits	-	11,719
Loans payable (Note 6)	242,424	439,124
Amounts owing to related parties (Note 7)	280,416	19,087

Total Current Liabilities	774,984	635,655

Stockholders’ Equity

Common stock, (Note 8) $.001 par value,
100,000,000 shares authorized,
21,003,565 and 10,852,565 issued and outstanding respectively	21,004	10,853
Additional paid-in capital	11,060,217	10,221,893
Donated capital	31,928	31,928
Stock based compensation	470,901	385,799
Deferred compensation	(432,920)	-
Deficit	(10,774,795)	(10,197,138)

Total Stockholders’ Equity	376,334	453,335

Total Liabilities and Stockholders’ Equity	1,151,318	1,088,990

Contingencies (Notes 1 and 10)

(See Accompanying Notes to the Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Income
(Expressed in US dollars)
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
	$	$	$	$

Project Revenue	9,231	7,072	32,669	7,072

Project Costs	8,000	3,808	26,812	3,808

Total Gross Profit	1,231	3,264	5,857	3,264

Expenses
General and administrative	208,800	114,983	437,768	351,096
Imputed interest	-	2,805	-	31,928
Interest	10,377	38,523	32,110	89,608
Stock based compensation expense	28,368		85,103	-

Total Expenses	247,554	156,311	554,981	472,632

Net Loss from Operations	246,323	153,047	549,124	469,368

Loss from discontinued operations (Note 3)	-	596,239	28,534	902,653

Net Loss for the Period	246,323	749,286	577,657	1,372,021

Net loss per share from continuing operations	(0.02)	(0.21)	(0.04)	(0.78)
Net loss per share from discontinued operations	-	(0.84)	-	(1.51)

Net Loss per Share	(0.02)	(1.05)	(0.04)	(2.29)

Weighted Average Number of Shares Outstanding
after giving retroactive effect to a 1:50
consolidation of shares	14,912,732	713,480	13,122,065	598,780

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See Accompanying Notes to the Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2003	2002
	$	$

Cash Flows to Operating Activities
Net Loss	(577,657)	(1,372,021)
Adjustments to reconcile net loss to cash
Depreciation and amortization	61	41,151
Foreign exchange	(122)	13,743
Common stock issued for expenses, net of cancellations	207,190	(62,944)
Accrual of interest	27,480	97,663
Imputed interest	-	31,928
Stock based compensation	85,102	101,588
Change in non-cash working capital items
(Increase) decrease in accounts receivable	(8,931)	626,545
(Increase) decrease in inventory and contract work in progress	(262)	58,913
(Increase) in prepaid expenses and deposits	(14,289)	(55,376)
Increase (decrease) in accounts payable, accrued liabilities,
wages and vacation pay payable and customers’ deposits	81,273	(74,443)

Net Cash Used in Operating Activities	(200,155)	(593,253)

Cash Flows (to) from Investing Activities
Acquisition of short-term investment	-	(79,325)
Proceeds from short-term investment - restricted	-	244,599
Acquisition of manufacturing technology	(6,776)	-
Acquisition of patents and trademarks	-	(2,412)
Acquisition of capital assets	-	63,857
Net Cash Used in Investing Activities	(6,776)	226,719
Cash Flows from (to) Financing Activities
Common stock issued	-	218,000
Increase in loans payable	45,384	87,926
Increase in amounts owing to related parties	122,476	90,720
Decrease in shares subscriptions received	-	(1,209)
Net Cash Provided by Financing Activities	167,860	395,437

Increase (Decrease) in Cash	(39,071)	28,903
Cash - Beginning of the Period	40,206	(4,539)

Cash - End of the Period	1,135	24,364

Non-Cash Financing Activities
400,000 shares were issued for asset purchase at $0.178 per share	71,200	-
600,000 shares were issued for expenses at $0.189 per share	113,400	-
16,564 shares were issued to settle debts at $0.10 per share	-	1,656
1,845,000 shares were issued for expenses at $0.13 per share	239,850	-
2,400,000 shares were issued for expenses at $0.0338 per share	81,120	-
300,000 shares were issued for expenses at $0.0338 per share	10,140	-
100,000 shares were issued for expenses at $0.07 per share	7,000	-
70,000 shares were issued to settle debt at $0.09 per share	6,453	-
1,556,000 shares were issued to settle debt at $0.08 per share	130,711	-
30,000 shares were issued for expenses at $0.12 per share	3,600	-
1,100,000 shares were issued for notes receivable and expenses at $0.10 per share	110,000	-
1,750,000 shares were issued for consulting at $0.10 per share	175,000	-
210,000 shares were issued to settle debt at $0.26 in year 2001
and cancelled in the 3rd quarter of 2002		(54,600)
20,000 shares were cancelled in 3rd quarter of 2002		(12,000)
100,000 shares were issued to settle debt at $0.02 per share		2,000
13,800,000 shares were issued to settle debt at $0.01 per share		138,000

Supplementary Information
Cash paid for interest	4,592	324
Cash paid for income taxes	-	-

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

During the period from acquiring UVS in August 1996 to February 2002, operating activities had not generated profitability. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized significant revenue, has a working capital deficit of $760,260, and has accumulated operating losses of $10,528,473 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development of its newly acquired technology and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. On February 5, 2002, the Company reached an agreement with the Clearwater Group (“Clearwater”) to assume the UVS manufacturing responsibilities of any new Ultra GuardÚ water treatment systems to be supplied to UVS’s strategic alliance partner, US Filter. Clearwater would also provide warranty services on any previously sold UltraGuardÚ water treatment systems. In January 2001 the Company ceased manufacturing operations, reduced level of staff in production, engineering and support and moved its offices to Langley. In December 2003, UVS was sold.

At a special meeting held on November 15, 2002 the Company reorganized. Its shares were consolidated on a 1:50 basis, the authorized capital increased to 100,000,000 shares and the name of the Company was changed to UltraGuard Water Systems Corp. In December 2002, the Company divested itself of the UVS operations (see Note 3) while retaining any royalty or other revenues that may be received from the sale or use of the UVS patented Ultra GuardÚ technology.

During fiscal 2002, the Company commenced designing and developing the home use Point of Use and Point of Entry UV disinfection systems for drinking water. Point of Use systems are installed under a sink; Point of Entry units are installed at the water supply entry into the building. This UV product may include dual filtration cartridges in advance of the UV system.

In December 2002, the Company purchased Innovative Fuel Cell Technologies Inc. (“IFCT”) (see Note 4), the holder of an option to purchase worldwide rights to manufacture and market a Magnesium Air Fuel Cell to power UV drinking water and ancillary systems. IFTC owns 100% of the shares of an Austrian company, UltraGuard Water Systems GmbH (“UG GmbH”). UG GmbH was to be the manufacturer and marketer the UV and Fuel Cell products for the European and African market. During the period, due to lack of finances, the Company discontinued its operation in Europe and closed UG GmbH and will concentrate its efforts on the North American market where its UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives.

Funds were provided to the Company on February 19, 2003 through an agreement entered into with a Germany resident. Under the agreement the German resident provided a US$50,000 loan bearing interest at 10%, payable within 6 months or convertible into the Company’s common stock at $0.30 per share.

2.

Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of the Company; its wholly owned Nevada based subsidiary and Innovative Fuel Cell Technologies Inc. The Company’s Austrian based UltraGuard Water Systems GmbH (UG GmbH) operations have been discontinued. All significant intercompany transactions and balances have been eliminated and costs of the closing of UG GmbH have been recorded.

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

2

Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description and its impact on the Company's operations has not been disclosed.

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

3.

Discontinued Operations

At a meeting of the Board of Directors on October 1, 2002 the Company set out a reorganization and restructuring plan, which included the disposal of UV Systems Technology Inc (UVS). The debt load being carried by the Company as a result of the UVS operations were impairing the Company’s ability to obtain investment funds or make any other financing arrangements. On December 30, 2002, the Company disposed of its 100% owned asset, UVS. Under the terms of these agreements, the Company sold 100% of the shares of UVS to 659999 BC Ltd, a Canadian private company in exchange for the transfer and assignment to the Company of all outstanding and future royalties from Clearwater Technologies Inc (“Clearwater”) and any other rights UVS may have under the License Agreement, which covered the UltraGuard® patents and technology. UVS entered into this Licence Agreement with Clearwater on February 5, 2002. No value was placed on this agreement. Full details of these Agreements between UVS and 659999 BC Ltd were filed with the Securities and Exchange Commission on Form 8-K dated January 15, 2003. Clearwater has now cancelled its relationship with UVS.

During the period the Company discontinued its Austrian based UG GmbH operations.

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

4.

Acquisition of License - Technology

On December 31, 2002, the Company acquired 100% of the shares of Innovative Fuels Cell Technologies Inc (IFCT). The Company issued 5,000,000 common shares of the Company’s common stock to the shareholders of IFCT to acquire IFCT and its wholly owned Austrian incorporated subsidiary Ultraguard Water Systems GmbH (“UG GmbH”). These shares were valued at $1,007,000. The Company also issued 1,000,000 common shares of the Company to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. The value placed on these shares was $201,400 which amount has been recorded as a reduction of shareholders’ equity. IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with the Company’s Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned this option on October 1, 2002 from a related party. IFCT had paid Cnd$2,500 as a down payment for the option with Cnd$97,500 payable and 400,000 shares of the Company were to be issued. On March 14, 2003, the License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares to be issued to 500,000. On March 6, 2003, the company issued 400,000 shares into trust subject to certain criteria. On signing of the License Agreement IFCT paid Cnd$5,000 and delivered 200,000 common shares to the vendors. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, Cnd$7,500 was due and unpaid, however delivery of additional 100,000 common shares was made on May 1, 2003. The remaining balance is due Cnd$7,500 on the first of each month thereafter until MagPower delivers the technical drawings; and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 200,000 common shares will be delivered (100,000 common shares from trust and 100,000 common shares from treasury). The payments due from May 1, 2003 monthly through September 30, 2003 amounting to Cnd$25,000 were not paid as at September 30, 2003. As a condition of the Option Agreement, the Company is required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. The drawings and technical information due from MagPower is still incomplete, therefore marketing efforts have not concentrated on product sale but on product awareness. Royalties of C$25.00 per cell will be paid to MagPower based on number of units sold. The total consideration paid for the License Agreement as at September 30, 2003 was $1,104,852 which includes the Cnd$2,500 down payment, the 2 payments of Cnd$5,000 each, the value of 5,000,000 common shares of the Company, $1,007,000, the value of 400,000 common shares, $71,200 and certain other organizational and acquisition costs of $18,292. This acquisition was treated as an acquisition of an asset and not a business combination. The asset as at December 31, 2002 is an option to acquire technology and has been recorded as a long-lived asset. Once the Option Agreement is exercised in full the value placed on the Option Agreement will transfer to the License Agreement. The License Agreement will be amortized over 10 years.

5.	Property and Equipment Property and equipment is stated at cost less accumulated depreciation and reflects the residual value as at September 30, 2003.

				September 30,	December 31,
				2003	2003
			Accumulated	Net Book	Net Book
		Cost	Depreciation	Value	Value
		$	$	$	$
				(Unaudited)	(Audited)
	Office furniture and equipment	5,533	5,308	225	286

6.	Loans Payable

a)
Loans payable, including interest, in the amount of $261,423 were partially repaid during the three months ended September 30, 2003. The security pledged, 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by the Company President, Ken Fielding, to secure the loans was called and taken by the note holder. To compensate West Peak for its losses, the issued 1,556,000 common shares to West Peak in full payment for their losses amounting to $130,711. The Company agreed with Ken Fielding to set an unsecured loan payable in the amount of $130,712 with interest at 6% per annum as compensation for his losses.

b)
Loans payable, totaling $125,000 plus accrued interest of $30,000 was renegotiated in December 2002 as a non-interest bearing loan amount set at $155,000. Payments were to be made totaling $80,000 commencing February 15, 2003 with final payment due June 16, 2002, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued.

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

6.	Loans Payable (cont’d)

March 10, 2003. The payment due February 15, 2003 was not made. No payment was made on March 15, 2003 or subsequently. On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000 and on May 2, 2003, the Company was served with a writ of summons. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information to support their claim and the Company responded with a “no defense” position. Currently the Company is discussing an amicable method of repayment with Chelverton, and have verbally provided a disclosure of the Company’s current financial conditions so that Chelverton may fully understand the Company’s inability to pay the debt at this time.

c)
Loans payable totaling $61,549 plus accrued interest of $3,544 are unsecured and bear interest at 10% per annum. These loans are repayable at any time or when financing in excess of $250,000 is obtained by the Company but not later than August 19, 2003. At the option of the note holder, the principal portion of the loans can be converted into common shares at $0.30 per share at any time within 12 months from February 19, 2003.

	d)	Loans payable of $7,551 are unsecured and bear interest at 6% per annum.

	e)	Loans payable of $14,780 is due on demand, unsecured, and non-interest bearing.

7.

Amounts Owing to Related Parties

These amounts, totaling $280,416, represent unpaid wages and consulting for two officer- directors in the amount of $149,704, which are due on demand, unsecured and non-interest bearing and include an amount of $130,712 due to Ken Fielding as a result of actions taken in Note 6. Imputed interest on previous non-interest bearing related party loans totalled $31,928 which was recorded as donated capital, calculated at 10% per annum. In fiscal 2002, two officers/directors purchased with notes receivable and debt reduction, 3,000,000 shares of common stock of the Company at $0.0101 per share for a total consideration of $30,300.

8.	Common Stock

			Additional
	Issued	Common	Paid-in
	Shares	Stock	Capital
	#	$	$

Balance, December 31, 2001 (audited)	26,887,601	26,888	8,266,082
Issuance of stock for expenses pursuant to
the exercise of employee stock options	16,564	16	1,640
Issuance of stock for expenses	100,000	100	1,900
Issuance of stock for cash pursuant to
private placements	4,350,000	4,350	230,650
Issuance of stock for debt settlement	13,800,000	13,800	124,200
Issuance of stock for expenses	1,000,000	1,000	9,000
Stock returned to treasury for cancellation	(330,000)	(330)	(83,270)

Balance Pre-Reverse Split	45,824,165	45,824	8,550,201

Balance Post-Reverse Split 1:50 basis	916,488	917	8,595,109

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

8.	Common Stock (cont’d)

Issuance of shares for debt	3,000,000	3,000	27,300
Issuance of shares to debt settlement	593,077	593	592,484
Issuance of shares for purchase of
Innovative Fuel Cell Technologies Inc.	5,000,000	5,000	1,007,000
Issuance of shares owned by subsidiary	*1,000,000	1,000	201,400
Less, Treasury Stock	-	-	(201,400)
Issuance of shares to private placement
purchasers with non-dilutive provision	343,000	343	-
Balance, December 31, 2002 (audited)	10,852,565	10,853	10,221,893
Issuance of shares for MagPower License Agreement	400,000	400	70,800
Issuance of shares for consulting expenses	2,300,000	2,300	332,100
Issuance of shares for expenses	445,000	445	28,545
Issuance of shares for compensation	2,400,000	2,400	78,720
Issuance of shares for Debt	200,000	200	16,853
Issuance of shares for West Peak Security Loss	1,556,000	1,566	129,155
Issuance of shares for Notes Receivable	1,100,000	1,100	108,900
Less funds not yet received	-	-	(100,000)
Issuance of shares for consulting Expenses	1,750,000	1,750	173,250
Balance, September 30, 2003 (unaudited)	21,003,565	21,004	11,060,217

*These shares are issued but owned by treasury therefore are not outstanding.

(a)

Private Placement

On September 25, 2003, pursuant to a private placement, the Company issued 1,100,000 common shares at $.10 per share for a $100,000 promissory note and interest. The note is non-interest bearing and due on December 29, 2003. If the note is not paid then the shares will be cancelled and returned to Treasury.

(b)	Warrants outstanding as at September 30, 2003:

		Exercise
Class	#	Price	Expiry Date(s)

“C”- Post -Reverse Split -1:50	162,100	$12.00	September 23, 2005 – October 3, 2010

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

These additional warrants were issued because of certain funding criteria being met. The value of the 5,105,000 Class C warrants issued totalled $478,000. These amounts totaling $1,134,700 are being amortized to operations as a financing expense at a rate of $47,800 per annum and a marketing expense at a rate of $65,670 per annum.

As a result of the 1:50 Reverse Split, the total number of C warrant issued; 8,105,000, with an exercise price of $0.24 per share have been reduced to 162,100 Class C warrants with an exercise price of $12.00 per share.

(c)	Employee Stock Option Plans

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

On June 9, 2003, the Company granted 125,000 options from the 2003 Benefit Plan to the directors.

On July 17, 2003 the Company issued 100,000 shares from the 2003 Benefit Plan for legal services valued at $6,900.

On July 25, 2003 the Company issued 1,030,000 shares from the 2003 Benefit Plan to a consultant and to an employee for services valued at $103,600.

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

8.	Common Stock (cont’d)

		Shares		Weighted Average
		Under Option	Weighted Average	Remaining Life of
		#	Option Price $	Options (Months)
	December 31, 2002	–	–	–
	Granted	125,000.13
	September 30, 2003	125,000.13		32

The fair value of the employee’s purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions on the above granted options: risk free interest rate was 5%, expected volatility of 100%, an expected life of 3 years and no expected dividends.

(d)

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

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as disclosed below.

During the period, the company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The pro forma information is as follows:

	3 months	9 months	12 months
	ended	ended	ended
	September 30,	September 30,	December 31
	2003	2003	2002
	$	$	$
	(Unaudited)	(Unaudited)	(Audited)

Net loss
As reported	(246,322)	(577,657)	(657,617)
Stock Based Compensation – as reported	28,368	85,103	-
Stock Based compensation – determined under
fair market value	(29,328)	(86,263)	-
Pro forma	(247,192)	(578,817)	(657,617)

Basic net loss per share
As reported	(.02)	(.04)	(.06)
Pro forma	(.02)	(.04)	(.06)

(e)

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

(f)

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

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements

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

	Nine months ended				Nine months ended
	September 30, 2003				September 30, 2002
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$

Revenue	–	32,669	–	32,669	38,669	7,072		45,741
Expense	–	555,759	28,534	584,293	1,181,589	236,172	–	1,471,761
Loss	–	(549,123)	(28,534)	(577,657)	(1,142,920)	(229,100)	–	(1,372,021)

	As of September 30, 2003				As of September 30, 2002
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$
Identifiable assets	–	146,467	–	146,467	948,762	145,424	–	1,094,186
Goodwill, patents,
manufacturing
technology option	–	1,104,852	–	1,104,852	102,392	–	–	102,392
Total assets	–	1,251,319	–	1,251,319	1,051,154	145,424	–	1,196,578

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a “no defines” position. Currently the Company continues to discuss an amicable method of repayment with Chelverton, and have provided a complete disclosure of the Company’s current financial conditions so that Chelverton may fully understand the Company’s inability to pay the debt at this time and continues a close dialogue with Chelverton principals.

On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors; Edward White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. At the time of filing this 10QSB quarterly report, the Judge had not ruled on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. During the quarter ended September 30, 2003, counsel for the Company has been successful in moving this action from Nevada State jurisdiction to federal jurisdiction. No further action is occurring at this time

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS AND FINACIAL CONDITIONS

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

During the year ended August 31, 1999, the Company entered into a development to reconfigure its UV system. In the quarter ended February 29, 2000, the Company produced the prototype of a new UV product line, the Ultra-Flow SLR. This product, with a designed disinfection capacity of up to 1.0 million gallons per day per lamp, incorporates the Company’s patented flow reactor chamber, the proprietary low pressure, high intensity UV lamp and the patented flow balanced weir. It encompasses layout flexibility; infinite automatic flow control and monitoring, future expansion can be easily accomplished. The client can monitor system and component performance locally or remotely. Additional features include full password- protected, Internet-based, web-monitored, microprocessor control, which will permit monitoring of the Ultra-Flow SLR UV system from the Company ‘s plant or from any location equipped with an Internet connection.

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000 (approximately $466,000). The project is now delivered and operating on demand. As this system is used only when high rainfall and storm runoff occurs, demand for it's operating is infrequent. Since installation, we are informed of two storm events, which required the UV system to be activated. This UV system delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and is used for disinfection of CSO before discharge into Lake Ontario. During this quarter, at the request of the customer Clearwater Industries (our product manufacturing licensee) replaced the computer operating system with a Programmable Logic Controller (PLC). This decision was taken to permit service of the UV system to be performed by a number of service companies versed in maintaining PLC control systems. This action provides the customer more flexibility and available service options and reflects the direction being taken by Clearwater on new system sales. Clearwater Industries reports that the UV System remedial work is complete. Final testing will not be conducted until spring 2003 as this site operates only during summer storm events. Tests conducted during 2002 were not successful, as effluent delivered to the UV system did not meet the design standards. Refuse, solids and city street runoff solid waste included in the effluent was not removed prior to entering the UV System. During this first quarter of 2003, the Company was informed that testing is scheduled to start June I, 2003. As this project was sold by the Company’s wholly owned subsidiary, UV Systems Technology Inc (UVS) and the Company sold UVS in December 2002, the status on this project will no longer be reported.

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order in March 1999 valued at over C$1,100,000

(approximately $748,000.). The UV system will disinfect effluent flow in excess of 36 million gallons per day. The UV system delivery was completed in January 2002 and installed during February and March for operation starting May 15, 2002. Problems were encountered with the field wiring which affected the operating software. As well, problems were encountered with the installation of some of the structural components. In the second quarter, four of the five channels (48 of the 60 lamps) had been operated for about 30 days using the non-flow paced computer system. Clearwater reported that during this period, performance requirements were being met. Negotiation of the work and guarantees required by the customer to complete the balance of the system was being conducted between the City of Peterborough, Clearwater, our product-manufacturing licensee and with USFilter and Clearwater. These negotiations have been unsuccessful. In November the Company received notification that the City of Peterborough was canceling the UV system contract. The Company advised the City that we do not accept this cancellation and will strenuously defend our rights under the contract purchased order. We have made the appropriate loss provisions in our financial statements for year ending 2002, to reflect this cancellation. As this project was sold by the Company’s wholly owned subsidiary, UV Systems Technology Inc (UVS) and the Company sold UVS in December 2002, the status on this project will no longer be reported.

Purchase orders for two additional UV systems valued at approximately C$150,000 approximately were produced during the 2000-2001 period and delivered into the Province of Ontario. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about $258,000. These two systems were delivered in 2001.

Royalty Income. On January 26, 2001, we entered into a Strategic Alliance Agreement (and associated agreements) (the Agreements) with US Filter’s Wallace and Tiernan Products group (USFilter) to market our Ultra Guard® wastewater UV System in North, South and Central America and the Caribbean, filed with the SEC on Form 8-K on February 27, 2001.

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

Security Agreement. The Company and UV Systems have granted to U.S. Filter/Wallace & Tiernan a security interest in certain rights in and to their patents, trademarks, trade secrets, copyrights, soft ware and know how, and contracts related to the use or exploitation of these rights in connection with the sale, distribution, promotion, marketing or manufacture of Systems for installation within the Territory. The security interest secures an obligation to make a $100,000 payment under the Strategic Alliance Agreement upon a termination for convenience, or a termination, rejection, disclaiming or repudiation of the License Agreement in connection with insolvency proceedings within three years of entering the Strategic Alliance Agreement on January 26, 2001(Termination Period).

On August 27, 2003, prior to the expiration of the three year Termination Period, USFilter advised the Company they were terminating the Agreement, alleging that the Company had breached the Agreement in signing a manufacturing Agreement with Clearwater Technologies Inc (see Agreement details below) and had failed to deliver Trust documents related to the manufacturing technology for the UV system as was required by the Agreements. The Company is reviewing these allegations and as of the date of this quarterly report, has not responded although the Company principals have had verbal communication on the matter. As Clearwater is responsibility for manufacturing and sale of product worldwide and USFilter became Clearwater’s marketing agent, the effect of this termination should be minimum as sales through USFilter have been significantly lower then was anticipated at the time of signing the Strategic Marketing Agreement in January 2001

Other Licensees In September 2001 we licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture for sale into other territories not currently represented by the Company’s agents. VITROSYS will pay a royalty on each UV system sold. The royalty fee is variable, dependant on the selling price of the UV system. Under the License Agreement, the Company provided full manufacturing drawings, software technology and expertise, and a specified number of hours of training at the Company’s facilities. As a requirement of the License Agreement, VITROSYS will be required to purchase from the Company, a key component for each SLR system. This key component is defined as the royalty verification component. Its purchase will trigger a sale and resultant royalty payment liability. The Korean market for UV is expected to increase as a result of legislation that will require all municipal and Industrial wastewater to be disinfected. To date Vitrosys have secured a number of projects for which they purchased 40 royalty verification components. The Company cannot confirm that this number of units has been sold and therefore cannot calculate the amount of royalty payments payable

During the first quarter of 2002 the Company took actions to reduce its overheads. Having completed the delivery of the UV systems that were produced during 2000 and up to January 26, 2002, we searched for a partner to work with for production of future UV systems orders. We found Clearwater Technologies Inc., based in Langley, B.C. Canada (“Clearwater”) to perform these and other activities. On February 5, 2002 we signed an agreement with Clearwater Technologies Inc wherein Clearwater agreed to assume the manufacturing of new UV projects and to supply these to our Strategic Alliance partner, USFilter. Clearwater is engaged in the water industry, targeting the treatment of potable water for smaller towns to which they provide complete packaged treatment plants. Clearwater agreed to assume the manufacturing of any new UV project sold to our Strategic Alliance partner, USFilter. Clearwater will also provide warranty services on the previously delivered UV products. The Company will be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. This association with Clearwater as our manufacturing partner permitted the company to move from its’ factory and reduce staff level in production, engineering and support. A number of key production staff moved to the Clearwater facility to assist in setting up for this manufacturing responsibility. The remaining staff at the Company worked in a liaison and support role between USFilter and Clearwater.

This change of manufacturing strategy in the first quarter of 2002 significantly reduced our monthly operational costs. UVS became inactive with no further operations. Activities of UVS were limited to accounting functions, recording of accounts receivable collections and advising Clearwater on project completion activities.

Future revenue from the UltraGuard wastewater technology will be royalties based and will be received from Clearwater as a result of sales made to USFilter, and sales of the systems made to others. Two UV systems projects have been delivered in March 2003 by Clearwater, however payment is not due until the UV systems have been accepted by the purchaser. At this time Clearwater has neglected or avoided the payment of any royalties which are due to UV Systems Technology Inc and would be payable to the Company under the terms of the sale of UV Systems Technology inc (see below), which states that all royalty payments received by UV Systems Technology inc will be paid to the Company. UV Systems Technology inc has filed suit against Clearwater for failure to pay funds due on royalty, equipment leases, failure to perform warranty work and breach of the various agreements. The Company will closely monitor this action to protect its current and future royalty receivables.

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

The Company issued six million shares of its common stock to the shareholders of Innovative Fuel Cell Technologies Inc (“Innovative”) for 100% of Innovative. Included in the Innovative assets was the Austrian Company, UltraGuard Water Systems GmbH (“GmbH). The incorporation of GmbH was made by Innovative in contemplation of its sale of Innovative to the Company. GmbH is set up to manufacture and market Point of Use UV produces in Germany and the European Union Countries (“EU”) to exploit the EU and other European markets potential. The market potential was increased when the European

Commission recently brought in strict guidelines (“EU Water Framework Directive). In was planned that GmbH would manufacture the Fuel Cell products for the various world markets.

During the second quarter GmbH completed the manufacturing of its first prototype POU unit and completed five unit for testing. GmbH was working with three Austrian firms, which supply design engineering and perform the manufacturing and assembly. The Austrian Government, through on of its support divisions, the TMG, has provided financial support to the three Austrian firms to offset a portion of the design and manufacturing cost. The POU unit has been designed to the applicable ultraviolet disinfection equipment codes of Germany and Austria. The expected major marketplace is Germany where effective January 2004 member states must ensure that drinking water meets stringent guidelines to protect the quality of the water (both hot and cold) that consumers receive from their taps; the Point of Use. During this third quarter it was determined that the Company was unable to continue the financial support of GMBH and elected to shut–down the GmbH operations. The appropriate write-off entries have been reflected in the Company’s financial statements.

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

(5) No Deductions for Tax: Always respecting the tax payments requirements within the domicile country of the Licensee and the MagPower and all requirement as and if they apply to paying taxes on payments to be made by Licensee to MagPower, all payments to the MagPower shall be made without any deduction of any kind on the payments under this License Agreement. The Company undertakes to take all reasonable steps to assist the MagPower to obtain the benefit of any double taxation, which may apply to any of the payments under this License Agreement and to minimize the impact of any taxation in respect of such payments. A full copy of the License Agreement is referenced in ITEM 6 – EXHIBITS and is available on the first quarter filings at EDGAR.

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

Payments due under the license purchase agreement covering payments due for May, June, July and have not been made and are overdue. The Company is working with MagPower to maintain the License during this period of arrears.

In February 2003, the Company completed a redesign of its website. This website includes details of the fuel cell technology, the point of use UV systems and the wastewater systems. Go to www.ultraguard.com to view these products.

Loans payable, including interest at a rate of 10%, totaling in aggregate $261,423 were partially repaid during the three months ended September 30, 2003. The security pledged for obtaining these loans; 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by the Company President, Ken Fielding, was called and taken by the note holder. To compensate West Peak for its losses, the Company issued 1,556,000 common shares to West Peak in full payment for their losses amounting to $130,711. The Company agreed with Ken Fielding to set an unsecured loan payable in the amount of $130,712 with interest at 6% per annum as compensation for his losses. The overall result of this transaction, will reduce loans payable by $130,711 and interest costs associated with this amount and will reduce the interest rate on the remaining$130,712 balance of the loan from 10% to 6%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

Nine months ended September 30, 2003 compared to Nine months ended September 30, 2002. As a result of the disposition of UV Systems Technology Inc. in 2002, the income statement reflects the line-by-line operations of UltraGuard Water Systems Corp., excluding UV Systems Technology Inc. (See Note 3 of the Financial Statements for additional information).

Revenues. During nine months ended September 30, 2003, we reported revenues of $32,669 compared to revenue of $7,072 being reported in the nine months of fiscal 2002, an increase of 462%. The increase was primarily from the sales of UV system components.

Direct Project Costs. Project costs recorded during the nine months of fiscal 2003 amounted to $26,812 compared to $3,808 recorded during the nine months of fiscal 2002, an increase of 704%. The increase was mainly due to the costs of UV system components sold.

Gross Profit. Gross profit increased by $5,857 during the nine months of fiscal 2003, compared to $3,264 recorded during the comparable period of fiscal 2002. The increase was mainly from the sales of UV system components.

General and Administrative Expense. For the nine months ended September 30, 2003, we reported general and administrative expense of $437,768, an increase of $116,107, or 33% from $351,096 reported in the comparable period of the prior year. This increase resulted primarily from the increased consulting fees for product marketing and legal fees for the various lawsuits the Company is currently responding to.

Imputed Interest. For the nine months ended September 30, 2003, we reported nil imputed interest compared to $29,123 in the comparable period of the prior year, a decrease of $29,123 or 100%. No imputed interest s currently being charged on the amounts due to related parties.

Interest. For the nine months ended September 30, 2003, we reported interest of $32,110, a decrease of $57,498 or 64%, from $89,608 reported in the comparable prior fiscal period. The decrease was as a result of the reduction of loans at the end of 2002 and during the third quarter of 2003.

Stock Based Compensation Expense. For the nine months ended September 30, 2003, we reported stock compensation expense of $85,103 resulting from the Strategic Alliance signed with USFilter/WT. The equivalent expense for the prior fiscal period is included in the loss of discontinued operations. (See Note 3 of the Financial Statements for additional information).

Loss on Discontinued Operations. For the nine months ended September 30, 2003, we reported a loss of $28,534 on discontinued operations compared to $902,653 for the prior fiscal period, or a 97% decrease. (See Note 3 of the Financial Statements for additional information).

Net Loss for the Period. For the nine months ended September 30, 2003, we reported a net loss for the period of $577,657, a decrease of $502,964, or 58% over $1,372,021 in the comparable period of fiscal 2002. The decrease in net loss was primarily due to the loss of discontinued operations as a result of the disposal of investment in UV Systems Technology Inc. in 2002. In addition, decreases were also as a result of increased revenue, decreased imputed interest, and decreased interest for the fiscal period 2003.

Net Loss per Share. For the nine months ended September 30, 2003, we reported a net loss per share for the period of $0.04, a decrease of $2.25, or 98%, from $2.29 in the comparable period of the prior fiscal period. The net loss per share decreased as a result of the decrease in the net loss in fiscal 2003 and the decreased net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2003

Three months ended September 30, 2003 compared to the three months ended September 30, 2002 As a result of the disposition of UV Systems Technology Inc. in 2002, the income statement reflects the line-by-line operations of UltraGuard Water Systems Corp., excluding UV Systems Technology Inc. (See Note 3 of the Financial Statements for additional information).

General and Administrative Expense. For the three months ended September 30, 2003, we reported general and administrative expense of $208,800 an increase of $93,817, or 82% from $114,983 reported in the comparable period of the prior year. This increase resulted primarily to the increased consulting fees for product marketing and legal fees for the various lawsuits the Company is currently responding to.

Imputed Interest. For the three months ended September 30, 2003, we reported nil imputed interest compared to $2,805 in the comparable period of the prior year, a decrease of $2,805 or 100%. No imputed interest s currently being charged on the amounts due to related parties.

Interest. For the three months ended September 30, 2003, we reported interest of $10,377, a decrease of $28,146 or 73%, from $38,523 reported in the comparable prior fiscal period. The decrease was the result of the reduction of loans at the end of 2002.

Stock Based Compensation Expense. For the three months ended September 30, 2003, we reported stock compensation expense of $28,368 resulting from the Strategic Alliance signed with USFilter/WT. The equivalent expense for the prior fiscal period is included in the loss of discontinued operations. (See Note 3 of the Financial Statements for additional information).

Loss on Discontinued Operations. For the three months ended September 30, 2003 we reported nil on discontinued operations compared to $596,239 the prior fiscal September 30, 2002 period, a 100% decrease. (See Note 3 of the Financial Statements for additional information).

Net Loss for the Period. For the three months ended September 30, 2003, we reported a net loss for the period of $246,323, a decrease of $596,286, or 67% over $749,286 in the comparable period of fiscal 2002. The decrease in net loss was primarily due to the loss of discontinued operations in fiscal 2002 due to the disposal of investment in UV Systems Technology Inc.

Net Loss per Share. For the three months ended September 30, 2003, we reported a net loss per share for the period of $0.02, a decrease of $1.03, or 98%, from $1.05 in the comparable period of the prior fiscal period. The net loss per share decreased as a result of the decrease in the net loss being allocated over an increased number of shares outstanding and share equivalents in fiscal 2003 and also due to the decrease in net loss in fiscal 2003.

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

During 2003 we financed our operations in part, from proceeds of sales of restricted common stock, convertible loans and loans from related parties and minority shareholders of UVS.

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

ITEM 3. - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a “no defines” position. Currently the Company continues to discuss an amicable method of repayment with Chelverton, and have provided a complete disclosure of the Company’s current financial conditions so that Chelverton may fully understand the Company’s inability to pay the debt at this time.

On June 6th, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors; Edward a White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five director prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. At the time of filing this third quarter report, the Judge had not ruled on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. The Company had attempted during the second quarter to have these cases moved from Nevada State court to federal court and had not had a decision at time of filing the 10QSB for that quarter. During this third quarter the Company was advised that the cases will now be heard in federal court.

Item 2. CHANGES IN SECURITIES

During the quarter ended June 30, 2003 the Company issued the following shares for the listed consideration

Date	Shares	Residency/ Citizenship	Consideration Valued at	Exemption
July 23/03	100,000	CAN	$7,000	S-8*
July 25/03	1,556,000	CAN	$130,711	REG S
Aug 13/03	70,000	CAN	$6,453	S-8*
Sept 8/03	400,000	Austria	$40,000	S-8*
Sept 8/03	600,000	USA	$60,000	S-8*
Sept 29/03	30,000	CAN	$3,600	S-8*
Sept 29/03	750,000	Hong Kong	$75,000	Reg S
Sept 30/03	1,100,000	Panama	$110,000	Reg S
*Registered on S-8 on March 12, 2003

ITEM 3. Default upon Senior Securities

            None

ITEM 4. Submissions of Matters to a vote of Security Holders

            None

ITEM 5. Other Information

            None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation (1)

(3)(ii)	Bylaws, as amended (2)

(10)(iii)	Agreement between Douglas Sommerville and Company dated 12/6/96 (3)

(10)(iv)	Agreement between John Gaetz and the Company dated 12/6/96 (3)

(10)(v)	Sample Agreement among minority Shareholders of UV Systems Technology, Inc. and the Company each dated 2/28/97 (3)

(10)(vi)	Marketing Distribution Agreement Between UV Systems Technology, Inc. and the Company (2)

(10)(vii)	Sales Representation Agreement between UV Systems Technology, Inc. and "The Representative" (2)

(10)(viii)	Exclusive Distributorship Agreement Between UV Waterguard Systems, Inc. and Chiyoda Kohan Co., Ltd., and NIMAC Corporation. (2)

(10)(ix)	1997 Stock Option Plan (4)

(10)(x)	Interim Funding Agreement between UVS, MDS and WOF (5)

(10)(xi)	Letter Agreement between the Company and Elco Bank and Trust Company Limited (6)

(10)(xii)	Loan Agreement between the Company and TD Bank (6)

(10)(xiii)	The Company’s 1999 Long-Term Equity Incentive Plan (7)

(10)(xiv)	Letter Agreement between Service

Systems, UVS, MDS and WOF dated Feb 13, 2000 (7)

(10)(xv)	Lease dated October 2000 between Service Systems, UV Systems and Slough Estates Canada Limited (8)

(10)(xvi)	Legal Services Plan between Rosenfeld, Goldman & Ware, Inc filed on November 19, 2001 (9)

(10)(xvii)	Stock Exchange Agreement with Innovative Fuel Cell Technologies, Inc date Jan 14, 2003 (10)

(10)(xviii)	Sale of UV Systems Technology Inc to 65999 BC Ltd agreements dated Jan 15, 2003 (11)

(10)(xx)	Purchase of License Agreement between Innovative Fuel Cell Technologies, Inc and MagPower Systems Inc on March 14, 2003 (12)

(10)(xxi)	2003 Benefit Plan of UltraGuard Water Systems Corp (13)

(10) (xxii)	Independent/Consultant Agreement

(11)	Statement Regarding Computation of Per Share Earnings	Filed Herewith Electronically

(21)	Subsidiaries of the Corporation: UV Systems Technology, Inc., incorporated in B.C Canada

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith Electronically

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith Electronically

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith Electronically

(32.2)	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

(1)	Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997
(2)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
(4)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.

(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.
(9)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on Nov 19, 2001.
(10)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on Jan 14, 2003.
(11)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on Jan 15, 2003.
(12)	Incorporated by reference to the Corporation's Form S-8 filed on March 24, 2003.
(13)	Incorporation by reference to the Corporation's Form 10QASB for the fiscal period ended March 31, 2003.
(14)	Incorporated by reference to the Corporation's Form S-8 filed on June 12, 2003.

(b)	Reports on Form 8-K.

The Company filed four reports on Form 8-K in 2003,
On January 14, 2003 reporting the acquisition by stock exchange agreement dated December 30, 2002 details of the purchase of Innovative Fuel Cell Technologies
On January 15, 2003 reporting the sale of UV Systems Technology Inc to 65999 BC Ltd on Dec 31, 2002.
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

ULTRAGUARD WATER SYSTEMS CORP

/s/ Kenneth R. Fielding
Kenneth R. Fielding, President

Date: November 12, 2003	/s/ Ken Fielding
Ken Fielding, Director

Date: November 12, 2003	/s/ John R Gaetz
John R Gaetz, Director