Form 10KSB
period 2003-12-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2004-04-14
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-21753

ULTRAGUARD WATER SYSTEMS CORP.
Name of Small Business Issuer in Its Charter

NEVADA	88-0263701
State of Incorporation	I.R.S. Employer
Identification No.

914 SHERWOOD AVENUE
COQUITLAM B.C.CANADA	V3K 1A6
Address of Principal Executive Offices	Zip code

604-540-8282
Issuer's Telephone Number

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE Title of class

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ☐

The issuer’s revenues for its most recent fiscal year were $32,669

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer amounting to in aggregate 17,153,570 computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on April 8,2004 was $ 1,243,643. The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 23,553,570 on April 12, 2004.

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

Our offices were relocated to 2nd Floor - 6753 - 203A Street, Langley BC, Canada, V3A 1W7 on January 26th, 2002. In September 2003 we relocated to 914 Sherwood Avenue, Coquitlam British Columbia, Canada, V3K 1A6, our telephone number is (604) 540-8282 and the facsimile number is (604) 540-8289. References in this document to we, us, our, and the company include its consolidated wholly-owned subsidiary, Innovative Fuel Cell Technologies Inc and UltraGuard Water Systems GmbH, unless the context otherwise requires. ULTRA GUARDR and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners. All monetary figures in the document are in United States dollars except Canadian dollars which are indicated as "C$”.

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

On December 30, 2002 the Company acquired 100 % of Innovative Fuel Cell Technologies Inc, a Nevada Incorporated company, the holder of an option to purchase a worldwide license from MagPower Systems Inc (MagPower) for their air magnesium fuel cell technology. The purchase price in the option agreement was C$100,000 and 400,000 shares of the Company’s common stock. Once the option is exercised, MagPower is to provide to the Company with the technical information necessary for the manufacture and sale of the air fuel cell battery (Fuel Cell). The Fuel Cell will provide the necessary power to operate ultraviolet disinfection systems, lighting and radio in areas of the world where no other forms of electrical power is unavailable. The product has applications in remote areas of all countries worldwide.

Applications in developing countries such as Africa, some of the Middle East countries and China, where large numbers of the population are not serviced by an electrical grid and do not have a safe water supply, are market areas. The Company issued six million shares of its common stock to the shareholders of Innovative Fuel Cell Technologies Inc (“Innovative”) for 100% of Innovative. Included in the Innovative assets was the Austrian Company, UltraGuard Water Systems GmbH (“GmbH). The incorporation of GmbH was made by Innovative in contemplation of its sale of Innovative to the Company. GmbH was set up to manufacture and market Point of Use UV produces in Germany and the European Union Countries (“EU”) to exploit the EU and other European markets potential. The market potential was increased when the European Commission recently brought in strict guidelines (“EU Water Framework Directive”). Effective January 2004 member states must ensure that drinking water meets stringent guidelines to protect the quality of the water (both hot and cold) that consumers receive from their taps; the Point of Use. In addition GmbH will manufacture the Fuel Cell products for the various world markets.

On March 14, 2003 the Company exercised the license for the Fuel Cell. The license agreement was signed between MagPower and the Company’s wholly owned subsidiary, Innovative Fuel Cell Technologies Inc. The Company will pay C$102,500, and issue five hundred shares of the Company’s common stock. Payments terms were modified to reflect the delivery of technical information necessary to enable the Company to manufacture the Fuel Cell and additional rights of use. The terms of the signed license agreement included additional rights of use of the fuel cell for ancillary services to power items such as lighting and radio for which Innovative increased the cash payable by C$2,500 to a total amount of Cnd$102,500 and increased the number of Company shares that would be paid by 100,000 to a total of 500,000. On signing, Innovative paid C$5,000 and delivered 200,000 common shares of UltraGuard. The balance of the license fee was to be paid, C$5,000 on April 1, 2003; this payment was made on March 21, 2003 and 100,000 common shares of the Company due on May 1, 2003 were delivered. Payments due in the amount of C$7,500 on the first of each month thereafter until MagPower delivers the technical drawings and information for manufacturing were not paid, leaving a balance of C$88,800 unpaid. Subsequent to December 31, 2003 the Company and MagPower executed an amendment to the license agreement providing for the forgiveness of the outstanding balance owed to MagPower amounting to C$88,800 and delivery to MagPower of the remaining 200,000 shares of the Company’s stock in exchange for the granting of a sublicense to MagPower to purchase and sell the Company’s ultraviolet water purification systems in combination with the Fuel Cell. The territory covered by this amendment includes Africa, India, China, Afghanistan, Kazakhstan, Bangladesh, Pakistan, Malaya, Singapore, South Korea and Japan. The amendment includes the right for the Company to enter into any of these countries and appoint sub-licensee if MagPower has not previously appointed sub-licensees.

Under the original license, minimum annual quantities of 2000 Fuel Cell units must be sold and a royalties of C$25.00 per Fuel Cell will be paid to MagPower based on number of units sold. Additional details of these acquisition transactions were filed with the SEC on Form 8-K on January 14, 2003.

During 2002, the Company was unable to raise the additional funds necessary to continue the operations of UVS and with UVS liabilities exceeding assets by a significant amount, the board of directors and investors determined that by selling UVS the Company could continue viable operations pursuing a new product focus (see Our Products). On December 31, 2002 the Company entered into various agreements for the disposition of UVS and the removal of the UVS debt and receivable carried on the Company’s financial statements. The reader should refer to the Company’s financial statements attached hereto for a complete understanding. Manufacturing and marketing of the UVS technology had been discontinued by the Company and was licensed to Clearwater Industries in February 2002. The purchaser of UVS was 659999 BC Ltd, a corporation controlled by two officers and directors of the Company. Terms of the sale included the transfer by UVS to the Company of all current and future revenue that may accrue as a result of the UVS technology, which was all revenue the Company could have accrued had it not sold UVS. The intent of 659999 BC Ltd is to keep UVS inactive. Full details of these agreements are available on Form 8K filed with the SEC on January 15, 2003.

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

MAGNESIUM-AIR FUEL CELLS

In December 2002 we acquired the rights to a magnesium-air fuel cell system developed by MagPower Systems Inc. The magnesium air fuel cells will be manufactured to the specifications and technical data to be furnished by the developer MagPower Systems Inc. The magnesium air fuel cells provide greater safety and cost savings over the better-known hydrogen fuel cells. Both cell produce electricity through an electrochemical reaction but magnesium-based fuel cells are more environmentally friendly, easier to recycle, more versatile and more efficient because they are simpler and safer.

Magnesium-Air Fuel Cells are cleaner; they support the global push for a sustainable environment. They are easily recycled, clean and consume no fossil fuels, produce no toxic emissions, thus reducing harmful greenhouse effects. To recharge the cell, you basically remove the spent magnesium core, replace it with a new core and add salt or seawater electrolyte.

Magnesium-Air Fuel Cells are safer; the simple magnesium anode and natural electrolyte make this cell less combustible than a hydrogen fuel cell. Unlike hydrogen fuel cells, which use pure hydrogen, with magnesium-based fuel cells, no safety sealed fuel storage is required, its fuel can be magnesium or magnesium-alloy. No special safety permits are required for transportation by plane. The magnesium-based fuel cell has an indefinite shelf life because the electrolyte can be removed before storing the cell. When power is needed, the electrolyte is poured back into the cell. Electrolyte in a non-magnesium fuel cell, power generator or battery cannot be removed, stored and reused by the consumer. This sustainability provides a reliable source of power for emergency situations.

The magnesium air fuel cell will be packaged with the UV POU and POE purification systems to provide a permanent or portable purification system for either temporary service application, emergency stand-by or for remote dwellings or villages where electrical power is unavailable.

WASTERWATER SYSTEMS

In fiscal 2002, the wastewater products were licensed to Clearwater Industries and the Company will collect royalties on each systems sold. The UV disinfection system is sold under its registered trademark, UltraGuard® SLR UltraFlow System. The UltraGuard® system incorporates: 1) low-pressure, high intensity, high efficiency UV lamps, 2) infinitely variable ultraviolet lamp controllers, 3) a patented high-performance reactor module, 4) patented flow-balanced weirs, and 5) an automatic quartz sheath cleaning system. Currently this product is primarily sold for municipal wastewater disinfection. However, our UV technology can be applied to many treatment needs. These include industrial process water disinfection, potable water disinfection, and other fluid and air disinfection. In December the Company

MARKETING.

The Company’s UV POU and POE purification systems will be marketed under the brand name UltraFlo and the fuel cell system will be brand named UltraCell. In North America our UltraFlo products will be sold through distributor companies and directly through our website. An E-commerce marketing section to be setup within our website will permit retail users to purchase products and components directly. UltraCell products will be marketed through MagPower under the recently amended license agreement, and by the Company through distributors to be setup in the various countries where this product has application. Setting up the representative and distributor network for the UltraFlo and UltraCell products is an ongoing process. Until MagPower’s development program on the fuel cell is complete, the signing up of distributors has been delayed. Until the fuel cell product become market ready in mid to late 2004 the Company’s focus will be on identifying future distributors and promoting awareness of the UltraCell product through consultants in strategic market locations. Strategic partners will be identified with whom we will form alliances. As well, home name brand distributors, large plumbing contractors, building developers, etc will be approach market the UltraFlow products for us.

Effective February 2002 the Company’s wastewater product was being manufactured by Clearwater to supply the needs of USFilter in its Territory. Under terms of the agreement with Clearwater the Company was to receive certain payments, which were not forthcoming. On July 23, 2003 UVS issued writ against Clearwater for recovering of amounts owing. In August US Filter cancelled the Strategic Alliance for ongoing defaults of the various agreements

In Korea, our wastewater product Licensee Vitzrosys manufactures exclusively for the Korean and non-exclusively for the Asian Market.

UV disinfection systems have none of the safety issues with which chlorination systems must deal. UV has the advantage of being relatively simple to operate and maintain. UV disinfection is a physical, rather than chemical process, using UV radiation to permeate bacterial and viral cell walls and prevent the cells from replicating.

CUSTOMERS

The POE and POU UltraFlo UV purification system will be sold to all people concerned about the safety of the water they consume. Water quality is generally deteriorating worldwide. The UNESCO World Water Development Report states “disinfection at the point of use is consistently the most cost-effective intervention”. With outbreaks of e-coli and other bacteria occurring in the municipal water supply (Walkerton, Ontario), surface water and the aquifer, the population is becoming increasingly concerned that water needs special handling to make it safe. The occurrence of contaminates in the water supply (Giardia, and Cryptosporidium cysts), which cannot be deactivated by chlorine give people cause for concern. Ultraviolet and filtration can deactivate or remove these cysts, bacteria and virus from drinking water, making it safe for consumption. Concerns about the drinking water supply even in areas with municipal water treatments facilities has driven consumers to bottled water, delivery water and home filtration. We believe these consumers are potential clients for the POE and POU UltraFlo UV purification systems. UltraGuard Water Systems GmbH (now discontinued operations) was set up to manufacture the POU UltraFlo UV produces in Germany and market it the European Union Countries (“EU”) to exploit the EU and other European markets potential. The market potential was increased when the European Commission recently brought in strict guidelines (“EU Water Framework Directive”). Effective January 2004 member states must ensure that drinking water meets stringent guidelines to protect the quality of the water (both hot and cold) that consumers receive from their taps; the Point of Use.

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

Royalty Income. On January 26, 2001, we entered into a Strategic Alliance Agreement (and associated agreements) with US Filter’s Wallace and Tiernan Products group (USFilter ) to market our Ultra Guard® wastewater UV System in North, South and Central America and the Caribbean, filed with the SEC on Form 8-K on February 27, 2001. On February 5, 2002 we signed an agreement with Clearwater Technologies Inc wherein Clearwater agreed to assume the manufacturing of new UV projects and to supply these to our Strategic Alliance partner, USFilter. Clearwater was required to provide warranty services on previously delivered UV products. The Company was to be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. As a result of the failure of Clearwater to live up to its commitment under the agreements signed with the Company on February 5, 2002, which included the requirements contained in the Strategic Alliance Agreement, in August 2003 USFilter terminated the Alliance Agreement (and associated agreements).

Stock Purchase Warrants. Concurrently with the execution of the Strategic Alliance Agreement, granted three Stock Purchase Warrants to U.S. Filter/Wallace & Tiernan for an aggregate of 3,000,000 (60,000) shares of the Company’s common stock, as follows. The numbers enclosed in brackets present the effect of post reverse split that occurred in fiscal 2002.

  1,000,000 (20,000) shares at an exercise price equal to the lower of $0.97 ($48.50) per share or the "Fair Market Value" of the common stock as of April 25, 2001;
  1,000,000 (20,000) shares at an exercise price of $1.00 ($50.00) per share; and
  1,000,000 (20,000) shares at an exercise price of $2.00 ($100.00) per share.

As a term of a subsequent Funding Agreement, the exercise prices on the 3,000,000 (60,000) warrants was reduced to $0.24 ($12.00) per share. In addition, 5,105,000 (102,100) Class A warrants (the Additional Warrants) were issued as a result of this Funding Agreement. All warrants issued to USFilter were exerciseable until October 10, 2010; however, as a result of the cancellation of the Strategic Alliance Agreement by USFilter, for convenience, the warrants will expire on the second anniversary of the effective date of the termination for convenience (September 2005). In summary as result of the 1:50 reverse split USFilter now holds 162,100 Class A warrant exercise price of $12.00.

COMPETITION

The Company competes with many other producers of UV equipment and other water treatment technologies, many of which are more established and have significantly greater resources. We compete with technologies currently in use, including chlorination, ozonation, reverse osmosis and micro filtration. Competitive factors include system effectiveness, safety regulation costs, operational cost and practicality of application and potential adverse health effects. We are not unaware of any competing technologies using fuel cells in conjunction with UV; nor are we aware of any magnesium air fuel cells in use to power ultraviolet systems, lighting and related services.

REGULATORY MATTERS

Our business is conducted from British Columbia, Canada. We are not subject to any special regulatory requirements above those that are applicable to businesses in general in Canada and the United States.

We are not aware of any regulations that would adversely affect our ability to market our products

EMPLOYEES

As of December 31, 2003, the Company had three (3) full time employees. Two (2) of the full-time employees are engaged in management activities, and one (1) is engaged in office services.

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

We have generated no profits to date and have accumulated losses to December 31, 2003 fiscal yearend amounting to $11,037,711. We cannot assure that we will become profitable at any time in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

In September 2003, The Company’s executive offices were relocated to 914 Sherwood Avenue, Coquitlam, British Columbia. The premises have approx. 400 square feet of executive offices. Currently the company is leasing the existing space on a month to month basis. No Insurance plans cover the contents.

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a “no defines” position and judgment was issued in the amount of $193,944 (C$234,642) including interest and legal costs On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. The hearing was adjourned; the Company will be required to provide additional detailed financial information.

On June 6th, 2003 a group of shareholders consisting of the original owners of Innovative Fuel Cell Technologies Inc (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors; Edward a White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five director prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition two shareholders issued writs against the four directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Company’s counsel has responded to the various other suits filed against the Company and its directors. The Company had attempted during the second quarter to have these cases moved from Nevada State court to federal court and in the third quarter we were advised that these cases would be heard in federal court. In March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. In the interim the parties to this dispute are attempting to reach a settlement in all matters. The Company and the Directors has been attempting to settle this matter out of court and continues to make progress in that regard, expecting that early in the second quarter the matter should be settled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded in the over-the-counter market and is listed on the Over the Counter Bulletin Board under the symbol "UGRD". The following table sets forth for the periods indicated the high and low bid prices of our common stock as reported by the OTC-BB during each quarter. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The period from Fiscal Year 2001 up to September 30 of the fiscal year 2002 shows share values before effect of a 1:50 reverse split, the last numbers in brackets shows values after effect of the 1:50 reverse split. All figures shown in the fiscal year ended December 31, 2003 are in actual values reported by the OTC-BB.

FISCAL YEAR 2001
Quarter ended March 31, 2001	0.33 (16.50)	0.71 (35.50)
Quarter ended June 30, 2001	0.155 (7.75)	0.40 (20.00)
Quarter ended September 30, 2001	0.12 (6.00)	0.27 (13.50)
Quarter ended December 31, 2001	0.95 (47.50)	0.22 (11.00)

FISCAL YEAR 2002
Quarter ended March 31, 2002	0.04 (2.00)	0.15 (7.50)
Quarter ended June 30, 2002	0.02 (1.00)	0.05 (2.50)
Quarter ended September 30, 2002	0.02 (1.00)	0.04 (2.00)
*Quarter ended December 31, 2002	(0.30	(1.00)
*Post reverse split

FISCAL YEAR 2003
Quarter ended March 31, 2003	0.20	1.06
Quarter ended June 30, 2003	0.07	0.70
Quarter ended September 30, 2003	0.06	0.17
Quarter ended December 31, 2003	0.06	0.16

As of December 31, 2001 there were approximately 175 holders of record of the common stock.

The Company has never had profits and has never paid cash dividends on its common stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER SALES

During the quarter ended December 31, 2003 the Company issued the following shares for the listed consideration

Date	Shares	Residency/	Consideration	Exemption
		Citizenship	Valued at
Dec 4/03		400,000	US	$40,000	S-8*
Dec 5/03		1,050,000	Taiwan	$105,000	S-8*
*Registered on December 2, 2003

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

BASIS OF PRESENTATION

The financial statements include accounts of Ultraguard Water Systems Corp. and its 100% owned subsidiary, Innovative Fuel Cell Technologies Inc.

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

In an effort to further advance our marketing objective, in September 1995, we entered into a marketing distribution agreement (embodying an earlier oral agreement) with UV Systems Technology Inc., for marketing rights for the UltraGuard® system in eight Western states. In July 1996 we entered into a funding agreement with UVS. During this period, we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire 50.69% of UVS. Under subsequent agreement dated February 14, 2000 with the two principal shareholders Working Opportunity Fund and MDS Ventures Pacific, Inc., (49.39%) we acquired the remaining 49.31% of common stock and all outstanding preferred stock of UVS.

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

In September 1999 the formal order for a project in Toronto, Canada was secured for about C$ 685,000 (approximately $466,000). The project is now delivered and operating on demand. As this system is used only when high rainfall and storm runoff occurs, demand for it's operating is infrequent. Since installation, we are informed of two storm events, which required the UV system to be activated. This UV system delivered to Toronto is part of a C$50 million combined storm overflows (CSO) project (the world largest submersible CSO pumping station) and is used for disinfection of CSO before discharge into Lake Ontario. During this quarter, at the request of the customer Clearwater Industries (our product manufacturing licensee) replaced the computer operating system with a Programmable Logic Controller (PLC). This decision was taken to permit service of the UV System to be performed by a number of service companies versed in maintaining PLC control systems. This action provides the customer more flexibility and available service options and reflects the direction being taken by Clearwater on new system sales. Clearwater Industries reports that the UV System remedial work is complete. Final testing will not be conducted until spring 2003 as this site operates only during summer storm events. Tests conducted during 2002 were not successful, as effluent delivered to the UV system did not meet the design standards. The client requested an undertaking by Clearwater Industries to provide assurance of long-term support services. Clearwater was not prepared to provide those assurances although this was a requirement of the Joint Venture Agreements signed by the Company and Clearwater. As a result of that failure, the Client had the UV systems removed from the site.

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

Purchase orders for two additional UV systems valued at approximately C$150,000 approximately were produced during the 2000-2001 period and delivered into the Province of Ontario. The system in Ontario was removed from the site as a result of the failure of Clearwater to provide the required support and warranty services. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about $258,000. These two systems were delivered in 2001 as part of the USFilter Strategic Alliance. Maintenance and warranty was the responsibility of USFilter and was performed by USFilter. These two systems were tested, accepted and remain in place and in full operation.

During the first quarter of 2002 the Company took actions to reduce its overheads. Having completed the delivery of the UV systems that were produced during 2000 and up to January 26, 2002, we searched for a partner to work with for production of future UV systems orders. The Company identified Clearwater Technologies Inc., based in Langley, B.C. Canada (“Clearwater”) to perform these and other activities. Clearwater is engaged in the water industry, targeting the treatment of potable water for smaller towns to which they provide complete packaged treatment plants. Clearwater agreed to assume the manufacturing of any new UV project sold to our Strategic Alliance partner, USFilter. Clearwater was also required to provide warranty services on the previously delivered UV products discussed in the preceding. The Company was to be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. This association with Clearwater as our manufacturing partner permitted the company to move from its’ factory and reduce staff level in production, engineering and support. A number of key production staff moved to the Clearwater facility to assist in setting up for this manufacturing responsibility. The remaining staff at the Company works in a liaison and support role between USFilter and Clearwater.

This change of manufacturing strategy in the first quarter of 2002 significantly reduced our monthly operational costs. UVS became inactive with no further operations. Activities of UVS were limited to accounting functions, recording of accounts receivable collections and advising Clearwater and USFilter on project completion activities.

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

On December 20, 2002 the Company negotiated the repayment of debt in the amount of $593,077 owed to the Elco Bank Clients in exchange for 593,077 common shares.

On August 27, 2003, prior to the expiration of the three year Termination Period, USFilter advised the Company they were terminating the Agreement, alleging that the Company had breached the Agreement in signing a manufacturing Agreement with Clearwater Technologies Inc and had failed to deliver Trust documents related to the manufacturing technology for the UV system as was required by the Agreements. The Company is reviewing these allegations and has had verbal communication on the matter with USFilter principals. As Clearwater is responsibility for manufacturing and sale of product worldwide and USFilter became Clearwater’s marketing agent, the effect of this termination should be minimum as sales through USFilter have been significantly lower then was anticipated at the time of signing the Strategic Marketing Agreement in January 2001

Future revenue was expected from the wastewater technology through royalties expected from Clearwater, as a result of sales made to USFilter and sales of the UV systems made to others. As a result of the failure of Clearwater to perform in accordance with its contractual requirements, which resulted in USFilter canceling our Strategic Alliance, royalties will not be received through this venue. However, royalty revenues will be received for any UV system sold by Vitzrosys under a license agreement signed in September 2001.

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

On December 30, 2002. the Company issued six million shares of its common stock to the shareholders of Innovative Fuel Cell Technologies Inc (“Innovative”) for 100% of Innovative, a Nevada Incorporated company, the holder of an option to purchase a worldwide license from MagPower Systems Inc (MagPower) for their air magnesium fuel cell technology (Fuel Cell). The purchase price in the option agreement was C$100,000,and 400,000 shares of the Company’s common stock, increased respectively in March 2003 to C$102,500 and 500,000 shares of the Company’s common stock at which time a worldwide License Agreement was signed for the manufacture and sale of the Fuel Cell . The increase in the price and the number of shares of common stock was as a result of negotiations to extend the use right to include ancillary uses among other things lighting and radio in areas where a UV disinfection systems has been installed. The Fuel Cell will provide the necessary power to operate ultraviolet disinfection systems, lighting and radio in areas of the world where no other forms of electrical power is unavailable. The product has applications in remote areas of all countries worldwide. Applications in developing countries such as Africa, some of the Middle East countries and China, where large numbers of the population are not serviced by an electrical grid and do not have a safe water supply, are market areas. As a requirement of the License Agreement, MagPower was to provide the manufacturing technology for then Fuel Cell. Due to delays in MagPower’s development program, this information was incomplete, which curtailed any opportunity the Company may have had to market the products. By the end of 2003 the company had paid a portion of the License fee, leaving C$88,800 remaining unpaid and 200,000 common share not delivered.

On February 2, 2004, the Company and MagPower entered into a amendment to the License Agreement. Under the amendment the Company agreed to sublicense the Company’s ultraviolet products to MagPower for Africa and the countries of Asia including; India, China, Afghanistan, Kazakhstan, Bangladesh, Indonesia, Malaysia, Singapore, South Korea and Japan (“Territory”), for sale and use by MagPower (or its sublicenses) with MagPower’s magnesium fuel cell. The amendment provided the Company the right to enter into sublicensing agreements in any country within the Territory if MagPower had not previously signed an agreement in that country. As well, the February 2nd, 2004 amendment provided for issuance and delivery of the remaining 200,000 common shares (100,000 common shares from trust and 100,000 common shares from treasury), and cancellation by MagPower of the remaining C$88,800 owing by the Company to MagPower.

Included in the Innovative assets was the Austrian Company, UltraGuard Water Systems GmbH (“GmbH). The incorporation of GmbH was made by Innovative in contemplation of its sale of Innovative to the Company. GmbH is set up to manufacture and market Point of Use UV produces in Germany and the European Union Countries (“EU”) to exploit the EU and other European markets potential. In the third quarter of 2003 the Company closed its GmbH operation and wrote off its investment due to the inability to raise sufficient capital to continue funding the GmbH operations.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003

The following selected financial data for the years ended December 31, 2001 through December 31, 2003 have been derived from the Company’s audited consolidated financial statements. This information is provided to assist the reader in understanding the discussion, which follows. For full information, the reader should refer to the audited consolidated financial statements and related notes for the periods discussed.

	2003	2002	2001
	(Audited)	(Audited)	(Audited)

Project revenue	$32,699	$24,747-	$-
Project costs	33,968	18,073-	-
Gross profit from projects	(1,299)	6,674-	-
General and administrative	583,630	351,837	576,951
Imputed Interest	-	31,928-	-
Provision for lawsuit losses	27,000	-	-
Interest, net of interest income and
interest recovered	54,117	134,216	90,534
Stock based compensation	113,470	-	-
Loss on discontinued operations	40,957	905,459	1,164,216
Gain on Disposal of UV Systems	-	(759,149)	-
Net loss for the year	840,573	657,617	1,831,701
Loss per common and common
equivalent share*	$(0.05)	$(0.06)	(3.78)

Total assets	1,173,474	1,088,990	2,070,166
Long-term debt	-	-	-
Total liabilities	765,596	635,655	3,059,663
Total stockholders’ equity (deficit)	407,878	453,335	(989,467)

* Loss per share was recalculated based on weighted average number of outstanding shares after giving retroactive effect to a 1:50 consolidation of shares in fiscal 2002.

TWELVE-MONTH PERIOD - DECEMBER 31, 2003 COMPARED DECEMBER 31, 2002.

Revenues. For fiscal 2003, we reported revenues of $32,669, compared to $24,747 revenue in the comparable period of fiscal 2002, an increase of $7,922, or 32%. The increase resulted from increased sales of printed circuit boards for product Licensees.

Direct Project Costs. For fiscal 2003, we reported project costs of $33,968, an increase of $15,895 or 88%, from $18,073 in the comparable period of the prior year. The increase of project costs incurred as a result of a provision for obsolescence amounting to $7,157 in the inventory accounts and increased sales revenues.

Gross Profit. For fiscal 2003, we reported gross loss of $1,299, an decrease of $7,973, or 119%, from the gross profit amounting to $6,674 reported in the comparable period of fiscal 2002.

General and Administrative Expense. For fiscal 2003, we reported expenses of $583,630, an increase of $239,863, or 69% from $343.767 in the comparable period of fiscal 2002 The increase was due primarily to increased legal fees and consulting services.

Stock Based Compensation:

Imputed Interest. For fiscal 2003, we reported imputed interest of nil, compared to $31,928 in the comparable period of fiscal 2002. There was no imputed interest recorded in fiscal 2003.

Interest, Net of Interest Income. For fiscal 2003, we reported interest, net of interest income, $54,117, compared to $134,216 in the comparable period of fiscal 2002, a decrease of $80,099 or 60%. The decrease was due mainly to a repayment of interest bearing debt by conversion to shares in late 2002, the sale of UVS and its related debt removed from the Company’s statements, which included the forgiveness of amounts owing to related parties.

Net Loss for the Period. For fiscal 2003, we reported a net loss of $840,573, a increase of

$182,956, or 28% compared to $657,617 reported in the comparable period of the prior fiscal year. The increase in net loss was due primarily to increased legal fees, increased consulting services, and provision for loss due to lawsuits.

Net Loss per Share. For fiscal 2003, we reported a net loss per share of ($0.05) a decrease of $0.01 or 16%, from ($0.06) in the comparable period of the prior year. The decrease in the net loss per share was due mainly to the allocation of the net loss over an increased number of outstanding shares and share equivalents in fiscal 2003.

TWELVE-MONTH PERIOD - DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001.

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

TWELVE MONTH PERIOD - DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

Our cash position at December 31, 2003 was $1,834. A decrease of $38,372. During the year we received $128,472 from loans and advances from related parties. We spent $160,608 for operating activities and $6,776 for additional costs in acquiring the manufacturing technology. During the year ended December 31, 2003, current assets increased $6,589 as compared to the fiscal year ended December 31, 2002. The net increase was due primarily to the decrease in short-term investments of $38,372 an increase in accounts receivable of $2,025, a decrease in inventory of $6,638 due to provision for obsolescence, offset by a increase in prepaid expenses and deposits of $49,574. Long-term assets increased during the fiscal year ended December 31, 2003 by $77,976, as compared to the fiscal year ended December 31, 2002, due primarily to additional assets acquired related to Innovative Fuel Cell Technologies Inc.’s manufacturing technology.

Current liabilities increased during the year ended December 31, 2003 by $129,941 as compared to the fiscal year ended December 31, 2002. The increase was as a result of an increase in accounts payable of $70,133, an increase in amounts owing to related parties of $183,136, an increase in wages and vacations payable by $1,383, an increase in accrued liabilities of $15,590, partially offset by decreases in loans payable of $128,582 and customer deposits of $11,719.

We expect that, during fiscal 2004, as and if sales increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the subcontract manufacturing of products sold, and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

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

During 2002 we financed our operations in part, from proceeds of sales of restricted common stock and loans from related parties and shareholders of UVS.

Item 7. Consolidated Financial Statements

Index to Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Independent Auditors’ Report

To the Board of Directors and Stockholders of
UltraGuard Water Systems Corp.

We have audited the accompanying consolidated balance sheets of UltraGuard Water Systems Corp. as of December 31, 2003 and 2002, and the related consolidated statements of operations and deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UltraGuard Water Systems Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated profitable operations since inception and has a working capital deficit of $697,178 as at December 31, 2003. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

April 8, 2004

UltraGuard Water Systems Corp.
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2003	2002
	$	$
ASSETS
Current Assets
Cash and short-term investments	1,834	40,206
Accounts receivable	2,971	945
Inventory and contract work in progress	–	6,638
Prepaid expenses and deposits	63,613	14,039
Total Current Assets	68,418	61,828
Property and Equipment (Note 5)	204	286
Other Assets
Manufacturing Technology (Note 4)	1,104,852	1,026,876
Total Assets	1,173,474	1,088,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	194,080	123,947
Accrued liabilities	55,747	40,157
Wages and vacation pay payable	3,004	1,621
Customer deposits	–	11,719
Loans payable (Note 6)	310,542	439,124
Amounts owing to related parties (Note 7)	202,223	19,087
Total Current Liabilities	765,596	635,655
Stockholders’ Equity
Common stock, (Note 8) $.001 par value,
100,000,000 shares authorized,
22,453,565 and 10,852,565 issued and outstanding respectively	22,454	10,853
Additional paid-in capital	11,212,638	10,221,893
Donated capital	31,928	31,928
Stock based compensation	499,269	385,799
Deferred compensation	(320,700)	–
Deficit	(11,037,711)	(10,197,138)
Total Stockholders’ Equity	407,878	453,335
Total Liabilities and Stockholders’ Equity	1,173,474	1,088,990

Contingencies (Notes 1 and 10)
Subsequent Events (Note 11)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Operations and Deficit
(Expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2003	2002
	$	$

Project Revenue	32,669	24,747
Project Costs	33,968	18,073
Total Gross Profit (Loss)	(1,299)	6,674
Expenses
Foreign exchange loss	20,100	–
General and administrative	583,630	351,837
Imputed interest	–	31,928
Interest	54,117	134,216
Provision for lawsuit	27,000	–
Stock based compensation expense	113,470	–
Total Expenses	798,317	517,981
Net Loss from Operations	799,616	511,307
Other:
Loss from discontinued operations (Note 3)	40,957	905,459
Gain on disposal of UV Systems Technology Inc. (Note 3)	-	(759,149)
	40,957	146,310
Net Loss for the Year	840,573	657,617

Net Loss per Share	(0.05)	(0.06)

Weighted Average Number of Shares Outstanding after giving
retroactive effect to a 1:50 consolidation of shares	15,863,411	10,852,565

(Diluted loss per share has not been presented as the result is anti-dilutive.)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2003	2002
	$	$
Cash Flows to Operating Activities
Net Loss	(840,573)	(657,617)
Adjustments to reconcile net loss to cash
Depreciation and amortization	82	41,172
Foreign exchange	20,100	–
Common stock issued for expenses, net of cancellations	473,281	(52,601)
Accrual of interest	38,681	63,626
Imputed interest	–	31,928
Stock based compensation	113,470	129,924
Change in non-cash working capital items
(Increase) decrease in accounts receivable	(2,025)	1,098,799
(Increase) decrease in inventory and contract work in progress	6,638	247,516
(Increase) decrease in prepaid expenses and deposits	(49,574)	216,112
Increase (decrease) in accounts payable, accrued liabilities, wages and
vacation pay payable and customers’ deposits	79,852	(1,275,765)
Net Cash Used in Operating Activities	(160,068)	(156,906)
Cash Flows (to) from Investing Activities
Proceeds from short-term investment - restricted	–	244,599
Acquisition of manufacturing technology	(6,776)	(13,876)
Reduction to patents and trademarks	–	99,980
Reduction of capital assets	–	83,080
Net Cash Provided by (Used in) Investing Activities	(6,776)	413,783
Cash Flows from (to) Financing Activities
Common stock issued	–	253,791
Increase in loans payable	93,151	27,943
Increase (decrease) in amounts owing to related parties	35,321	(493,866)
Net Cash Provided by (Used in) Financing Activities	128,472	(212,132)
Increase (Decrease) in Cash	(38,372)	44,745
Cash - Beginning of the Year	40,206	(4,539)
Cash - End of the Year	1,834	40,206
Non-Cash Financing Activities:
Shares were issued for asset purchase	71,200	1,013,00
Shares were issued for expenses	783,982	40,613
Shares were issued to settle debts	137,164	697,733
Shares were issued for notes receivable and expenses	110,000	–
Shares cancelled originally issued for expenses	–	(66,600)
Supplementary Information
Cash paid for interest	4,991	856
Cash paid for income taxes	–	–

(See Accompanying Notes to the Consolidated Financial Statements)

1.

Nature of Operations and Continuance of Business

Up to February 2002 the Company focused its activities on the manufacturing and marketing of its Ultra GuardU ultra violet based patented water treatment system through its wholly owned Canadian subsidiary, UV Systems Technology Inc. (“UVS”). These products and systems are sold primarily for municipal waste disinfection, treatment.

During the period from acquiring UVS in August 1996 to February 2002, operating activities had not generated profitability. These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2003, the Company has not recognized significant revenue, has a working capital deficit of $716,789, and has accumulated operating losses of $10,977,201 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development of its newly acquired technology and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. On February 5, 2002, the Company reached an agreement with the Clearwater Group (“Clearwater”) to assume the UVS manufacturing responsibilities of any new Ultra GuardU water treatment systems to be supplied to UVS’s strategic alliance partner, US Filter. Clearwater would also provide warranty services on any previously sold UltraGuardU water treatment systems. In January 2001 the Company ceased manufacturing operations, reduced level of staff in production, engineering and support and moved its offices to Langley. In December 2002, UVS was sold.

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

In December 2002, the Company purchased Innovative Fuel Cell Technologies Inc. (“IFCT”) (see Note 4), the holder of an option to purchase worldwide rights to manufacture and market a Magnesium Air Fuel Cell to power UV drinking water and ancillary systems. IFTC owns 100% of the shares of an Austrian company, UltraGuard Water Systems GmbH (“UG GmbH”). UG GmbH was to be the manufacturer and marketer the UV and Fuel Cell products for the European and African market. During the fiscal 2003 period, due to lack of finances, the Company discontinued its operation in Europe and closed UG GmbH and will concentrate its efforts on the North American market where its UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives.

Funds were provided to the Company on February 19, 2003 through an agreement entered into with a Germany resident. Under the agreement the German resident provided a US$50,000 loan bearing interest at 10%, payable within 6 months or convertible into the Company’s common stock at $0.30 per share. This loan has not been repaid and remains outstanding at the end of 2003.

2.

Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of the Company; its wholly owned Nevada based subsidiary and Innovative Fuel Cell Technologies Inc. The Company’s Austrian based UltraGuard Water Systems GmbH (UG GmbH) operations have been discontinued. All significant intercompany transactions and balances have been eliminated and costs of the closing of UG GmbH have been recorded

Cash and cash equivalents

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

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

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

2.

Significant Accounting Policies (continued)

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities, advances from related and non-related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the company to credit risk consist principally of cash. Cash was deposited with a high credit quality institution.

2.

Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Income Taxes

The Company has adopted the provisions of FASB’s SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on the Company’s financial statements. As of December 31, 2003 the Company has accumulated net operating losses in Canada and the United States available to offset future taxable income as scheduled below

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

3.

Discontinued Operations

At a meeting of the Board of Directors on October 1, 2002 the Company set out a reorganization and restructuring plan, which included the disposal of UV Systems Technology Inc (UVS). The debt load being carried by the Company as a result of the UVS operations were impairing the Company’s ability to obtain investment funds or make any other financing arrangements. On December 30, 2002, the Company disposed of its 100% owned asset, UVS. Under the terms of these agreements, the Company sold 100% of the shares of UVS to 659999 BC Ltd, a Canadian private company in exchange for the transfer and assignment to the Company of all outstanding and future royalties from Clearwater Technologies Inc (“Clearwater”) and any other rights UVS may have under the License Agreement, which covered the UltraGuard® patents and technology. UVS entered into this Licence Agreement with Clearwater on February 5, 2002. No value was placed on this agreement. Full details of these Agreements between UVS and 659999 BC Ltd were filed with the Securities and Exchange Commission on Form 8-K dated January 15, 2003. Clearwater has failed to pay funds due under the various agreements, which they signed and had refused to pay any of the required payments. A writ of summons was issued against Clearwater in July 2003 in specific amounts totalling C$774,366.25 plus addition amounts for failure to perform, demand for return of leased equipment and cancellation of the Joint Venture Agreements. Clearwater has filed a defence against all claims. The Company is continuing to pursue the action.

During the year the Company discontinued its Austrian based UG GmbH operations due to the inability to obtain sufficient funds to support its operations.

4.

Acquisition of License – Technology

On December 31, 2002, the Company acquired 100% of the shares of Innovative Fuels Cell Technologies Inc (IFCT). The Company issued 5,000,000 common shares of the Company’s common stock to the shareholders of IFCT to acquire IFCT and its wholly owned Austrian incorporated subsidiary UltraGuard Water Systems GmbH (“UG GmbH”). These shares were valued at $1,007,000. The Company also issued 1,000,000 common shares of the Company to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. The value placed on these shares was $201,400 which amount has been recorded as a reduction of shareholders’ equity. IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with the Company’s Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned this option on October 1, 2002 from a related party. IFCT had paid Cnd$2,500 as a down payment for the option with Cnd$97,500 payable and 400,000 shares of the Company were to be issued. On March 14, 2003, the License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares to be issued to 500,000. On March 6, 2003, the company issued 400,000 shares into trust subject to certain criteria. On signing of the License Agreement IFCT paid Cnd$5,000 and delivered 200,000 common shares to the vendors. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, Cnd$7,500 was due and unpaid, however delivery of additional 100,000 common shares was made on May 1, 2003. The remaining balance is due Cnd$7,500 on the first of each month thereafter until MagPower delivers the technical drawings; and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 200,000 common shares will be delivered (100,000 common shares from trust and 100,000 common shares from treasury). The payments due from May 1, 2003 monthly through September 30, 2003 amounting to Cnd$25,000 were not paid as December 31, 2003. On February 2, 2004, the Company and MagPower amended the agreement to sublicense to MagPower in certain countries on the world, the Company’s ultraviolet products for sale and use by MagPower (or its sublicenses) with MagPower’s magnesium fuel cell. As well, the February 2nd, 2004 agreement provided for issuance and delivery of the remaining 200,000 common shares (100,000 common shares from trust and 100,000 common shares from treasury), and cancellation by MagPower of the remaining C$88,800 owing by the Company as a condition of the License Agreement.

As a condition of the Option Agreement, the Company is required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. The drawings and technical information due from MagPower is still incomplete, therefore marketing efforts have not concentrated on product sale but on product awareness. Royalties of C$25.00 per cell will be paid to MagPower based on number of units sold.

The total consideration paid for the License Agreement as at December 31, 2003 was $1,104,852 which includes the Cnd$2,500 down payment, the 2 payments of Cnd$5,000 each, the value of 5,000,000 common shares of the Company, $1,007,000, the value of 400,000 common shares, $71,200 and certain other organizational and acquisition costs of $18,292. This acquisition was treated as an acquisition of an asset and not a business combination. The asset as at December 31, 2002 was an option to acquire technology and has been recorded as a long-lived asset. Once the Option Agreement is exercised in full, the value placed on the Option Agreement will transfer to the License Agreement. The License Agreement will be amortized over 10 years.

5.	Property and Equipment Property and equipment is stated at cost less accumulated depreciation and reflects the residual value as at December 31, 2003.
			December 31,	December 31,
			2003	2002
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Office furniture and equipment	5,533	5,329	204	286

6.	Loans Payable
a)
Loans payable, including interest, in the amount of $261,423 were partially repaid during the year ended December 31, 2003. The security pledged, 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by the Company President, Ken Fielding, to secure the loans was called and taken by the note holder. To compensate West Peak for its losses, the Company issued 1,556,000 common shares to West Peak in full payment for their losses amounting to $130,711. The Company agreed with Ken Fielding to set an unsecured loan payable in the amount of $130,712 with interest at 6% per annum as compensation for his losses (see Note 7).

b)
Loans payable, totalling $125,000 plus accrued interest of $30,000 was renegotiated in December 2002 as a non-interest bearing loan amount set at $155,000. Payments were to be made totalling $80,000 commencing February 15, 2003 with final payment due June 16, 2002, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. The payment due February 15, 2003 was not made. No payment was made on March 15, 2003 or subsequently. On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000 and on May 2, 2003, the Company was served with a writ of summons. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information to support their claim and the Company responded with a “no defense” position and judgment was issued in the amount of $183,944 (C$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. The hearing was adjourned; the Company will be required to provide additional detailed financial information.

6.	Loans Payable (continued)
c)
Loans payable totalling $61,549 plus accrued interest of $5,096 are unsecured and bear interest at 10% per annum. These loans are repayable at any time or when financing in excess of $250,000 is obtained by the Company but not later than August 19, 2003. At the option of the note holder, the principal portion of the loans can be converted into common shares at $0.30 per share at any time within 12 months from February 19, 2003.
At the date of filing this report the loan remains unpaid.

	d)	A note payable to Elco Bank & Trust Company Limited of $45,174 is unsecured and bears interest at 10% per annum and due on December 31, 2004.
	e)	Loans payable totalling $14,780 are due on demand, unsecured, and non-interest bearing.
7.

Amounts Owing to Related Parties

These amounts, totalling $202,223, represent unpaid wages and consulting for two officer- directors in the amount of $68,074, which are due on demand, unsecured and non-interest bearing and include an amount of $130,712 plus accrued interest of $3,437 due to Ken Fielding as a result of actions taken in Note 6. Imputed interest on previous non-interest bearing related party loans totalled $31,928 which was recorded as donated capital, calculated at 10% per annum. In fiscal 2003, two officers/directors were issued 2,400,000 shares of common restricted stock of the Company at $0.0338 per share totalling $81,120 for partial payment of wages.

8.	Common Stock
	Issued	Common	Additional
	Shares	Stock	Paid-in Capital
	#	$	$

Balance, December 31, 2001	26,887,601	26,888	8,266,082
Issuance of stock for expenses pursuant to the
exercise of employee stock options	16,564	16	1,640
Issuance of stock for expenses	100,000	100	1,900
Issuance of stock for cash pursuant to private
placements	4,350,000	4,350	230,650
Issuance of stock for debt settlement	13,800,000	13,800	124,200
Issuance of stock for expenses	1,000,000	1,000	9,000
Stock returned to treasury for cancellation	(330,000)	(330)	(83,270)
Balance Pre-Reverse Split	45,824,165	45,824	8,550,201
Balance Post-Reverse Split 1:50 basis	916,488	917	8,595,109
Issuance of shares for debt	3,000,000	3,000	27,300
Issuance of shares to debt settlement	593,077	593	592,484
Issuance of shares for purchase of
Innovative Fuel Cell Technologies Inc.	5,000,000	5,000	1,007,000
Issuance of shares owned by subsidiary	*1,000,000	1,000	201,400
Less, Treasury Stock	–	–	(201,400)
Issuance of shares to private placement purchasers
with non-dilutive provision	343,000	343	–
Balance, December 31, 2002	10,852,565	10,853	10,221,893

8.	Common Stock (continued)
	Issued	Common	Additional
	Shares	Stock	Paid-in Capital
	#	$	$

Issuance of shares for MagPower License Agreement	400,000	400	70,800
Issuance of shares for consulting expenses	6,950,000	6,950	656,900
Issuance of shares for legal expenses	445,000	445	29,416
Issuance of shares for compensation	2,400,000	2,400	78,720
Issuance of shares for debt	200,000	200	16,853
Issuance of shares for West Peak Security Loss	1,556,000	1,566	129,155
Issuance of shares for notes receivable	1,100,000	1,100	108,900
Less: funds not yet received	–	–	(100,000)
Balance, December 31, 2003	22,453,565	22,454	11,212,638

*These shares are issued but owned by treasury therefore are not outstanding.
(a)

Private Placement

On September 25, 2003, pursuant to a private placement, the Company issued 1,100,000 common shares at $.09091 per share for a $100,000 promissory note and interest. The note is non-interest bearing and due on December 29, 2003. If the note is not paid then the shares will be cancelled and returned to Treasury. Subsequent to December 31, 2003, the Company agreed to extend the note until September 29, 2004.

(b)

Warrants outstanding as at December 31, 2003:

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

On August 27, 2003 US Filter terminated the Strategic Alliance Agreement for defaults under the terms of the Agreement including failure of Clearwater to enter into a transfer agreement.

(c)

Employee Incentive Plan

On November 26, 2003, the Company adopted The Incentive Plan of UltraGuard Water Systems Corp. that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the plan, the Company may issue 5,000,000 shares of stock or grant options. On December 3, 2003 the Company issued 1,050,000 shares to a consultant for services valued at $105,000.

8.	Common Stock (continued)
(d)

Employee Stock Option Plans

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

On June 9, 2003, the Company granted 125,000 options from the 2003 Benefit Plan to the directors. On June 9, 2003 the Company issued 100,000 shares from the 2003 Benefit Plan for legal services valued at $7,000.

On July 25, 2003 the Company issued 1,030,000 shares from the 2003 Benefit Plan to a consultant and to an employee for services valued at $103,600.

On September 25, 2003 the Company issued from the 2003 Benefit Plan to three consultants for services valued at $175,000.

On December 4, 2003 the Company issued from the 2003 Benefit Plan 400,000 for legal services valued at $40,000.

	Shares		Weighted Average
	Under Option	Weighted Average	Remaining Life of
	#	Option Price $	Options (Months)
December 31, 2002	–	–	–
Granted	125,000.13
December 31, 2003	125,000.13		32

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

If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as disclosed below.

8.	Common Stock (continued)
(d)

Employee Stock Option Plans (continued)

During the year, the company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The pro forma information is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2003	2002
	$	$

Net loss
As reported	(840,573)	(657,617)
Stock Based Compensation – as reported	113,470	–
Stock Based compensation – determined under fair market value	(115,500)	–
Pro forma	(842,603)	(657,617)

Basic net loss per share
As reported	(.05)	(.06)
Pro forma	(.05)	(.06)

(e)	Independent Contractor/Consulting Agreement Plan of UltraGuard Water Systems Corp.
On June 11, 2003 the Company registered and issued 1,500,000 shares on Form S-8 to three consultants for product marketing consulting expenses amounting to $195,000.
(f)	Long-Term Equity Incentive Plan

The Company has allotted 5,000,000 shares pursuant to a Long-Term Equity Incentive Plan approved and registered December 17, 1999. The Plan permits the grant of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock and Performance Shares. As a result of the Reverse Split at 1:50, the shares in the Long-Term Equity Incentive Plan have been reduced to 100,000.

(g)	Legal Services Plan

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

	Year ended				Year ended
	December 31, 2003				December 31, 2002
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$
Revenue	–	32,669	–	32,669	–	24,747	–	24,747
Expense	–	832,285	40,957	873,242	146,310	536,054	–	682,364
Loss	–	(799,616)	(40,957)	(840,573)	(146,310)	(511,307)	–	(657,617)

	As of				As of
	December 31, 2003				December 31, 2002
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$
Identifiable assets	–	68,622	–	68,622	-	62,114	–	62,114
Goodwill, patents,	–
manufacturing technology	–	1,104,852	–	1,104,852	-	1,026,876	–	1,026,876
Total assets		1,173,474	–	1,173,474	-	1,088,990	–	1,088,990

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a “no defines” position. Judgment was issued in the amount of $183,944 (C$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. The hearing was adjourned; the Company will be required to provide additional detailed financial information.

10.

Legal Proceedings (continued)

On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors; Edward White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. In the interim the parties to this dispute are attempting to reach a settlement on all matters.

The Company has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal.

11.	Subsequent Events
	(a)	Issued on February 26, 2004 775,000 common shares to a consultant for marketing services.
	(b)	Received on February 12, 2004 a 10% loan in the amount of $ 21,020 from Elco Bank & Trust Company.
	(c)	Received on March 9, 2004 a 10% loan in the amount of $ 13,020 from Elco Bank & Trust Company.
	(d)	Refer to Note 4 to an amendment of the License Agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

Name	Position
Kenneth E. Fielding	Director, President, and President of UV
Systems Technology, Inc.
John R. Gaetz	Director, Secretary-Treasurer and Vice-
President of Finance (CFO)
Edward A White	Director
Erin Strench	Director

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

Edward White Mr. White is a Chartered Accountant in public practice until 2001 during which time he had extensive involvement with publicly traded companies. After sale of the accounting practice, Mr. White accepted a full time position as CFO, Treasurer and Director, with an OTC-BB public company

Erin Strench was appointed as a Director on June 9, 2003. Mr. Strench has worked as manager and owner of a number of successful electrical and electronic firm, currently manages a multi-branch electrical contacting firm.

BOARD MATTERS

The Board of Directors has no standing committees. The Board of Directors is responsible for nominating a proposed slate of Directors for each year to stand for election at the annual shareholders meeting. We have no provision for recommendation by shareholders of nominees for Director.

Members of the Board of Directors, by virtue of their position, owe a fiduciary duty to our company. However, in accordance with Nevada law, the Company has provided in Article XI of its Articles of Incorporation (i) that contracts and acts with another corporation are not affected by the fact that a Director has a pecuniary or other interest in or is a director or officer of the other corporation and (ii) that a Director may be a party to or interested in a contract or transaction with our company if the interest has been disclosed to the Board or the Board knows of the interest before a vote is taken on the contract or transaction. As of December 31, 2003 we had no such contracts or transactions with any Director or corporation in which a Director had an interest.

The Company or its subsidiary Innovative Fuel Cell Technologies Inc employ the Executive Officers of the Company full-time. See "Executive Compensation."

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth an overview of compensation for the fiscal years ended

December 31, 1999 and 2000 and for the transition period from August 31, 2000 to December 31, 2000 to the Chief Executive Officer and each of the Company’s other Executive Officers whose total compensation exceeded $100,000

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and				Other	Restricted	Securities	All
Principal				Annual	Stock	Underlying	LTIP	Other
Position				Compen	Award(s)	Options	Payouts	Compen
				sation				sation
	Year	Salary ($)	Bonus ($)	($)	($)	SARs)	($)	($)

Ken Fielding, President, CEO and President	2001 2002 2003	$112,329 * $36,927 $75,618**	0 0 0	0 0 0	0 $40,560	0 0 25,000shrs	0 0 0	0 0

John R Gaetz Secretary/Treasurer CFO	2003	$50,851**	0	0	$40,560	25,000shrs	0	0

*Accrued 87,329
** Including restricted share purchases $40,560 Salaries accrued in fiscal 2001 & 2002 were forgiven in fiscal 2002
Twenty-five thousand (25,000) options were granted to the named executive officer during the 2003 fiscal year at an exercise price of $0.13 .

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

	DECEMBER 31, 2003		DECEMBER 31, 2002

NAME AND ADDRESS	SHARES	PERCENT	SHARES	PERCENT
OF BENEFICIAL	BENEFICIALLY	OF CLASS
	BENEFICIALLY	OF CLASS
OWNER (1)	OWNED (2)		OWNED (2)

Kenneth E. Fielding	2,753,104(1)	11.7%	1,528.244	14.4%
John R. Gaetz	2,748,221(2)	11.7%	1,522,906	13.4%
Edward A White	125,000(3)	.005%	-	-
Erin Strench	125,000(4)	.005%	-	-

All officers and directors
as a group	5,701,325	23.41%	3,051,150	27.7%

The address for all shareholders is in care of the Company at 914 Sherwood Avenue Coquitlam, British Columbia, Canada V3K 1A6

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

Post Reverse Split shares are presented in brackets

(1)
Includes, (140) shares of these shares owned by Mr. Fielding's minor daughter and 25,000 stock option shares Mr. Fielding has the right to acquire at a price of $0.13 under immediately an exercisable option. All warrants previously held were cancelled by agreement with Mr. Fielding in fiscal 2002.

(2)
25,000 stock option shares Mr. Gaetz has the right to acquire at a price of $0.13 under immediately an exercisable option. All preceding warrants were cancelled by agreement with Mr. Gaetz in fiscal 2002.

(3)	25,000 stock option shares Mr. White has the right to acquire at a price of $0.13 under immediately an exercisable option
(4)	25,000 stock option shares Mr. Strench has the right to acquire at a price of $0.13 under immediately an exercisable option

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

In July 1996, John Gaetz purchased for cash 20,000(400) shares of Common stock and 20,000(400) warrants for Common Stock in a private offering at a cost of $0.75($37.50) per share. In April 1998, John Gaetz purchased for cash 341,037(6,821) shares of Common stock and 341,037(6,281) warrants for Common Stock in a private offering at a cost of $0.20($10.00) per share, the market price on that date was $0.18($9.00). All warrants have now expired.

In connection with UltraGuard acquisition in 1996 of UVS in exchange for their UVS shares, our common stock was issued to: Kenneth Fielding (a Director and Executive Officer) 11,257(225) shares; John Gaetz (a Director and Executive Officer), 600,000(12,000) shares and 600,00(12,000) warrants for Common Stock; In addition, common stock was issued to adult relatives of Mr. Gaetz: his wife, C.A. Gaetz, 33,700(674) shares; his brother, F. Gaetz, 901(18) shares; his brother, Jim G. Gaetz, 4,503(90) shares; and his daughter, L.L. Alentejano, 5,629(113) shares. All warrants have now expired.

In April 1998, Ken Fielding purchased for cash 1,243,445(24,869) shares of Common stock and 1,243,445(24,869) warrants for Common Stock in a private offering at an exercise price of $0.20($10.00) per share. The market price on that date was $0.18(9.00). These warrants have now expired.

In April 1998, options for 150,100(2,102) shares of Common Stock were granted to each of Kenneth Fielding and John Gaetz, at an option price of $0.15($7.50). The market price on the date of grant was $0.18($9.00). These options have now expired

In December 2002, Ken Fielding and John Gaetz each purchased 1,500,000 shares of Common stock at $0.101 per share. The market price on that date was $0.30.

In June 2003, Ken Fielding and John Gaetz were granted 1,200,000 shares each of Common stock at $0.338 per share for partial payment salary and were provided options to purchase 25,000 shares each at an exercise price of $0.13 per share. The market price on that date was $0.13.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation	(1)

(3)(ii)	Bylaws, as amended	(2)

(10)(iii)	Agreement between Douglas
	Sommerville and Company dated
	12/6/96	(3)

(10)(iv)	Agreement between John Gaetz
	and the Company dated 12/6/96	(4)

(10)(v)	Sample Agreement among minority
	Shareholders of UV Systems
	Technology, Inc. and the Company
	each dated 2/28/97	(5)

(10)(vi)	Marketing Distribution Agreement
	Between UV Systems Technology, Inc.
	and the Company	(2)

(10)(vii)	Sales Representation Agreement
	between UV Systems Technology,
	Inc. and "The Representative"	(2)

(10)(viii)	Exclusive Distributorship Agreement
	Between UV Waterguard Systems, Inc.
	and Chiyoda Kohan Co., Ltd., and NIMAC
	Corporation	(2)

(10)(ix)	1997 Stock Option Plan	(4)

(10)(x)	Interim Funding Agreement
	between UVS, MDS and WOF	(5)

(10)(xi)	Letter Agreement between the
	Company and Elco Bank and Trust
	Company Limited	(5)

(10)(xii)	Loan Agreement between the Company
	and TD Bank	(6)

(10)(xiii)	The Company’s 1999 Long-Term
	Equity Incentive Plan	(7)

(10)(xiv)	Letter Agreement between Service
	Systems, UVS, MDS and WOF dated
	Feb 13, 2000	(7)

(10)(xv)	Lease dated October 2000 between
	Service Systems, UV Systems and
	Slough Estates Canada Limited	(8)

(10)(xvi)	Legal Services Plan between Rosenfeld,
	Goldman & Ware, Inc	(9)

(10)(xvii)	Post Effective Amendment
	to Legal Services Plan filed November 19, 2001	(10)

(10xviii)	2003 Benefit Plan S-8 March 24, 2004	(11)

(10xix)	Independent Contractor/Consulting Agreement	(12)

(10xx)	The Incentive Plan of UltraGuard	(13)

(11)	Statement Regarding Computation	Filed Herewith
	of Per Share Earnings	Electronically

(31.1)	Certification Pursuant to Section 302

(31.2)	Certification Pursuant to Section 302

(32.1)	Certification Pursuant to 18 U.S.C.	Filed Herewith
	Section 1350, Section 906 of the	Electronically
Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C.	Filed Herewith
	Section 1350, Section 906 of the	Electronically
Sarbanes-Oxley Act of 2002.

Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997

(2)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
(4)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.
(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.
(9)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on November 19, 2003.
(10)	Incorporated by reference to the Corporation's S-8 POS filed with the Commission on March 23, 2003.
(11)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on March 28, 2003.
(12)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on June 11, 2003.
(13)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 2, 2003.

(b) Reports on Form 8-K

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

Date: April 13, 2004

Ken Fielding, Director

Date: April 13, 2004

John R Gaetz, Director