Form 10QSB
period 2004-03-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2004-05-20
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Quarterly report for the period ended March 31,2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-21753

ULTRAGUARD WATER SYSTEMS CORP.
Name of Small Business Issuer in Its Charter

NEVADA	88-0263701
State of Incorporation	I.R.S. Employer
Identification No.

918 SHERWOOD AVENUE
COQUITLAM B.C. CANADA	V3K 1A6
Address of Principal Executive Offices	Zip code

604-540-8282	604-540-8289
Issuer's Telephone Number	Issuer's Facsimile Number

2nd Floor – 5763 203 A Street, Langley B.C., V3A 1W7
Former Address of Registrant

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE

Title of class
APPLICABLE ONLY TO CORPORATE ISSURER

The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was
23,228,565 on May 19,2004

UltraGuard Water Systems Corp.
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	2,578	1,834
Accounts receivable	15,496	2,971
Prepaid expenses and deposits	62,462	63,613

Total Current Assets	80,536	68,418

Property and Equipment (Note 4)	197	204

Manufacturing Technology (Note 3)	1,108,452	1,104,852

Total Assets	1,189,185	1,173,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	195,436	194,080
Accrued liabilities	56,820	55,747
Wages and vacation pay payable	1,687	3,004
Loans payable (Note 5)	349,576	310,542
Amounts owing to related parties (Note 6)	220,451	202,223

Total Current Liabilities	823,970	765,596

Stockholders’ Equity

Common stock, (Note 7)

100,000,000 shares authorized, with a par value of $ 0.001

23,328,565 and 22,453,565 issued and outstanding respectively	23,329	22,454

Additional paid-in capital	11,292,863	11,212,638

Donated capital	31,928	31,928

Stock based compensation	527,636	499,269

Deferred compensation	(257,041)	(320,700)

Deficit	(11,253,500)	(11,037,711)

Total Stockholders’ Equity	365,215	407,878

Total Liabilities and Stockholders’ Equity	1,189,185	1,173,474

Contingencies (Notes 1 and 9)
Subsequent Events (Note 10)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Operations and Deficit
(Expressed in US dollars)
(unaudited)

	Three Months
	Ended	Three Months
	March 31,	Ended
	2004	March 31, 2003,
	$	$
Project Revenue	14,419	23,438
Project Costs	728	18,812

Total Gross Profit	13,691	4,626

Expenses
General and administrative	193,367	120,406
Interest	7,745	12,437
Stock based compensation expense	28,368	28,368

Total Expenses	229,480	161,211

Net Loss for the Period	215,789	156,585

Net Loss per Share	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	23,037,000	11,186,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
	$	$
Cash Flows to Operating Activities
Net Loss	(215,789)	(156,585)
Adjustments to reconcile net loss to cash
Depreciation	7	21
Foreign exchange	39	112
Common stock issued for expenses	141,159	113,400
Accrual of interest	5,034	7,845
Stock based compensation	28,368	28,368
Change in non-cash working capital items
(Increase) in accounts receivable	(12,525)	(3,865)
Decrease in inventory and contract work in progress	–	441
(Increase) decrease in prepaid expenses and deposits	1,151	(81,588)
Increase in accounts payable, accrued liabilities and wages and vacation pay
payable	1,072	7,773

Net Cash Used in Operating Activities	(51,484)	(84,078)

Cash Flows To Investing Activities
Manufacturing technology option payments	–	(6,776)

Net Cash Used in Investing Activities	–	(6,776)

Cash Flows From Financing Activities
Increase in loans payable	34,000	30,949
Increase in amounts owing to related parties	18,228	28,346

Net Cash Provided By Financing Activities	52,228	59,295

Increase (Decrease) in Cash	744	(31,559)
Cash - Beginning of the Period	1,834	40,206

Cash - End of the Period	2,578	8,647

Non-Cash Financing Activities:
Shares issued for asset purchase	3,600	71,200
Shares issued for expenses	77,500	113,400

Supplementary Information
Cash paid for interest	2,711	4,592
Cash paid for income taxes	–	–

(See Accompanying Notes to the Consolidated Financial Statements)

1.

Nature of Operations and Continuance of Business

Up to February 2002 the Company focused its activities on the manufacturing and marketing of its Ultra GuardÚ ultra violet based patented water treatment system through its wholly-owned Canadian subsidiary, UV Systems Technology Inc. (“UVS”). These products and systems were sold primarily for municipal waste disinfection treatment.

During the period from acquiring UVS in August 1996 to February 2002, operating activities had not generated profitability. In January 2001, the Company ceased manufacturing operations, reduced level of staff in production, engineering and support and moved its offices to Langley. On February 5, 2002, the Company reached an agreement with the Clearwater Group (“Clearwater”) to assume the UVS manufacturing responsibilities of any new Ultra GuardÚ water treatment systems to be supplied to UVS’s strategic alliance partner, US Filter. Clearwater would also provide warranty services on any previously sold UltraGuardÚ water treatment systems.

At a special meeting held on November 15, 2002 the Company performed a reorganization whereby the issued shares were consolidated on a 1:50 basis, the authorized capital was increased to 100,000,000 shares and the name of the Company was changed to UltraGuard Water Systems Corp.

During fiscal 2002, the Company commenced designing and developing the home use Point of Use and Point of Entry UV disinfection systems for drinking water. Point of Use systems are installed under a sink and Point of Entry units are installed at the water supply entry into the building. These UV products may include dual filtration cartridges in advance of the UV system.

In December 2002, the Company divested itself of the UVS operations while retaining any royalty or other revenues that may be received from the sale or use of the UVS patented Ultra GuardÚ technology. Also in December 2002, the Company purchased Innovative Fuel Cell Technologies Inc. (“IFCT”) (see Note 3), the holder of an option to purchase worldwide rights to manufacture and market a Magnesium Air Fuel Cell to power UV drinking water and ancillary systems. IFTC owns 100% of the shares of an Austrian company, UltraGuard Water Systems GmbH (“UG GmbH”). UG GmbH was to be the manufacturer and marketer the UV and Fuel Cell products for the European and African market. During fiscal 2003, due to lack of finances, the Company discontinued its operation in Europe and closed UG GmbH and will concentrate its efforts on the North American market where its UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has not recognized significant revenue, has a working capital deficit of $743,434, and has accumulated operating losses of $11,253,500 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, obtaining additional short-term and long-term equity or debt financing, the completion of product development of its newly acquired technology and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.

Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of the Company; its wholly-owned Nevada subsidiary Innovative Fuel Cell Technologies Inc. The Company’s Austrian subsidiary’s operations were discontinued during fiscal 2003. All significant intercompany transactions and balances have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months or less when purchased.

Property and equipment

Property and equipment is recorded at cost. Depreciation is computed on a straight-line method using an estimated useful life of five years.

Revenue recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Product sales are recognized at the time goods ar e shipped. System and project revenue is recognized utilizing the percentage of completion method that recognizes project revenue and profit during construction based on expected total profit and estimated progress towards completion during the reporting period. All related costs are recognized in the

2.

Significant Accounting Policies (continued)

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

Basic and Diluted Per Share Information

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

Accounting for Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on fair value at the date of grant. Alternatively, a company may account for granted stock awards to employees under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. An impairment loss is recognized when the carrying amount is not fully recoverable and exceeds fair market value.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a quality credit institution.

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The

2.

Significant Accounting Policies (continued)

primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Manufacturing Technology

On December 31, 2002, the Company acquired 100% of the shares of Innovative Fuels Cell Technologies Inc (IFCT). The Company issued 5,000,000 common shares of the Company’s common stock to the shareholders of IFCT to acquire IFCT and its wholly-owned Austrian subsidiary UltraGuard Water Systems GmbH (“UG GmbH”). These shares were valued at $1,007,000. The Company also issued 1,000,000 common shares of the Company to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. The value placed on these shares was $201,400 which amount has been recorded as a reduction of shareholders’ equity.

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

On March 14, 2003, the License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights, IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares to be issued to 500,000. On March 6, 2003, the Company issued 400,000 shares into trust subject to certain criteria. On signing of the License Agreement, IFCT paid Cnd$5,000 and delivered 200,000 common shares to the vendors. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, the remaining balance of Cnd$87,500 was payable; Cnd$7,500 on the first of each month thereafter until MagPower delivers the technical drawings, and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 200,000 common shares will be delivered (100,000 common shares from trust and 100,000 common shares from tre asury). These payments were not made; however, the Company delivered 10,000 shares to MagPower on May 1, 2003.

On February 2, 2004, the Company and MagPower amended the License Agreement. MagPower now has sublicense rights in certain countries to the Company’s ultraviolet products for sale and use by MagPower (or its sublicenses) with MagPower’s magnesium fuel cell. In addition, the amended License Agreement provided for issuance and delivery of the remaining 200,000 common shares (100,000 common shares from trust and 100,000 common shares from treasury), and cancellation by MagPower any remaining amount owing by the Company as a condition of the original License Agreement.

As a condition of IFCT’s Option Agreement, the Company was required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003; however, MagPower has not provided the technology necessary to proceed with manufacturing. Once manufacturing commences the capitalized costs will be amortized to operations over its estimated useful life which will be determined at that time.

The total consideration paid for the License Agreement as at March 31, 2004 was $1,108,452 which includes, the issuance of 5,000,000 common shares of the Company valued at $1,007,000, the issuance of 500,000 common shares valued at $74,800 cash payments of Cnd$12,500 and certain other organizational and acquisition costs of $18,292. This acquisition was treated as an acquisition of an asset and not a business combination.

4.	Property and Equipment

			March 31,	December 31,
			2004	2003
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Office furniture and equipment	5,533	5,336	197	204

5.	Loans Payable

a)

Loans payable, totalling $125,000 plus accrued interest of $30,000 was renegotiated in December 2002 as a non-interest bearing loan amount set at $155,000. Payments were to be made totalling $80,000 commencing February 15, 2003 with final payment due June 16, 2002, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. No payments have been made.

On April 25, 2003, the creditor filed a suit in the Supreme Court of British Columbia against the Company for non-payment of the $155,000 debt. On May 2, 2003, the Company was served with a writ of summons. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. The creditor filed additional information to support their claim and the Company responded with a “no defense” position and judgment was issued in the amount of $183,944 (C$234,642) including: interest and legal costs. Additional interest accruing during this quarter has increased the amount to $184,937. On April 5, 2004 the Company appeared in Supreme Court to provide to the creditor and the court specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. Also the Court requested additional financial information, which the Company has now provided.

b)
Loans payable plus accrued interest totalling $68,576 are unsecured and bear interest at 10% per annum. These loans were repayable at any time or when financing in excess of $250,000 was obtained by the Company but not later than August 19, 2003. At the option of the creditors, the principal portion of the loans can be converted into common shares at $0.30 per share at any time to February 19, 2004. These loans remain unpaid at March 31, 2004.

	c)	A note payable plus accrued interest totalling $81,283 is unsecured and bears interest at 10% per annum and due on December 31, 2004.

	d)	Loans payable totalling $14,780 are due on demand, unsecured, and non-interest bearing.

6.

Amounts Owing to Related Parties

Loans payable, including interest, in the original amount of $261,423 were partially repaid during the year ended December 31, 2003. The security pledged, 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by the Company’s President to secure the loans was called and taken by the note holder. To compensate West Peak for its losses, the Company issued 1,556,000 common shares to West Peak in full payment for its loss amounting to $130,711. The Company agreed with the President of the Company to set an unsecured loan payable in the amount of $130,712 with interest at 6% per annum as compensation for his losses.

In addition to the above, the amounts owing to the President of the Company and the Chief Financial Officer (“CFO”) in the amount of $84,346 represent unpaid wages, expenses and consulting and are also due on demand, unsecured and non-interest bearing.

As partial repayment of wages, in fiscal 2003, the President and the CFO were issued 2,400,000 shares of common restricted Rule 144 shares of the Company valued at $81,120.

7.	Common Stock

	Issued	Common	Additional
	Shares	Stock	Paid-in Capital
	#	$	$
Balance, December 31, 2002	10,852,565	10,853	10,221,893

Issuance of shares for Manufacturing Technology	400,000	400	70,800
Issuance of shares for consulting, wages and directors’ fees	5,475,000	5,475	629,387
Issuance of shares for legal expenses	600,000	600	67,400
Issuance of shares for related party compensation accruals	2,400,000	2,400	78,720
Issuance of shares to settle debt	70,000	70	6,383
Issuance of shares for West Peak Security Loss	1,556,000	1,556	129,155
Issuance of shares for a note receivable	1,100,000	1,100	108,900
Less: funds not yet received	–	–	(100,000)

Balance, December 31, 2003 (audited)	22,453,565	22,454	11,212,638

Issuance of shares for Manufacturing Technology	100,000	100	3,500

Issuance of shares for consulting fees	775,000	775	76,725

Balance, March 31, 2004 (unaudited)	23,228,565	23,329	11,292,863

(a)

Private Placement

On September 25, 2003, pursuant to a private placement, the Company issued 1,100,000 common restricted Rule 144 shares at $.09091 per share for a $100,000 promissory note and interest. The note is non-interest bearing and due on December 29, 2003. If the note is not paid then the shares will be cancelled and returned to Treasury. Subsequent to December 31, 2003, the Company agreed to extend the note until September 29, 2004.

(b)

Warrants Outstanding

162,100 Class C warrants with an exercise price of $12.00 per share expiring October 3, 2010 are outstanding as at March 31, 2004.
The value of the Class C warrants issued totalled $1,134,700. This amount is being amortized to operations as stock compensation expense at $113,470 per annum.

	a.	Long-Term Equity Incentive Plan The Plan, registered in 1999, permits the grant of Non-qualified Stock Options and Incentive Stock Options and the issuance of Restricted and Performance Stock.

b.

Independent Contractor/Consulting Agreement Plan of UltraGuard Water Systems Corp.

On June 11, 2003 the Company registered on Form S-8 1,500,000 shares issued to three consultants for product marketing consulting services amounting to $195,000.

c.

Incentive Plan

On November 26, 2003, the Company adopted The Incentive Plan of UltraGuard Water Systems Corp. that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the plan, the Company may issue shares and/or grant options totalling 5,000,000 shares. On December 3, 2003 the Company issued 1,050,000 shares to a consultant for services valued at $105,000. On December 4, 2003 the Company issued 400,000 shares as a retainer for legal services valued at $40,000. On February 24, 2004 the Company issued 775,000 shares to a consultant for services valued at $77,500.

d.

Benefit Plan

The common stock underlying the 2003 Benefit Plan, registering 2,400,000 shares for future issuance, was registered with the Securities Exchange Commission on March 28, 2003 on Form S-8.

On March 31, 2003, the Company issued 600,000 shares to a consultant for services valued at $113,400.

On June 9, 2003, the Company issued 345,000 shares for consulting and legal services valued at $15,990.

On July 25, 2003 the Company issued 1,200,000 shares to a consultant and to an employee for services valued at $116,900.

On September 25, 2003 the Company issued 1,750,000 shares to three consultants for services valued at $175,000.

	Shares		Weighted Average
	Under Option	Weighted Average	Remaining Life of
	#	Option Price $	Options (Months)
December 31, 2003 (audited)	125,000.13		32
Granted	–	–
Expired	–	–	–
Cancelled	–	–	–
March 31, 2004 (unaudited)	125,000.13		29

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

The fair value of the employee’s purchase rights was estimated using the Black-Scholes model with the following assumptions on the above granted options: risk free interest rate was 5%, expected volatility of 100%, an expected life of 3 years and no expected dividends.

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

(f)	Benefit Plan (continued) If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as disclosed below.

		Three months	Three months
		ended	ended
		March 31,	March 31,
		2004	2003
		$	$
		(unaudited)	(unaudited)

	Net loss
	As reported	(215,789)	(156,584)
	Stock Based Compensation – as reported	28,368	–
	Stock Based compensation – determined under fair market value	(29,238)	–
	Pro forma	(216,659)	(156,584)

	Basic net loss per share
	As reported	(.01)	(.01)
	Pro forma	(.01)	(.01)

8.

Segmented Information

The business of the Company is carried on in one industry segment (see Note 1).

The Company currently operates in two geographic segments. The United States operations only consist of costs associated with debt and equity financing and being a public company. As a result of the disposition of UVS, (see Note 1) the Company now operates in one business segment and one geographical area

	Three months ended				Three months ended
	March 31, 2004				March 31, 2003
	(unaudited)				(unaudited)
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$
Revenue	–	14,419	–	14,419	–	23,438	–	23,438
Expense	–	230,208	–	230,208	–	151,489	28,534	180,023
Loss	–	(215,789)	–	(215,789)	–	(128,051)	(28,534)	(156,585)

	As of				As of
	March 31, 2004				March 31, 2003
	(unaudited)				(unaudited)
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$
Identifiable Tangible Assets	–	80,733	–	80,733	–	105,700	9,846	115,546
Manufacturing Technology	–	1,108,452	–	1,108,452	–	1,010,352	–	1,010,352
Total Assets	–	1,189,185	–	1,189,185	–	1,116,052	9,846	1,125,898

9.	Legal Proceedings

i.
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

ii.

See Note 5(b) for a judgment against the Company to repay loans, interest and legal costs totaling $184,937.

On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which among other things elected a new board of directors and revised the Company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors; Edward White and Erin Strench to the Company’s Board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and July 2, 2003 was the date set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by the Company’s counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. On April 28, 2004 the Company applied for and received a 45-day extension to file with the Federal Court the proposed pre-trial order. In the interim the parties to this dispute are attempting to reach a settlement on all matters.

	i.	The Company has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal.

10.	Subsequent Events a) On April 28, 2004, the Company issued 200,000 common shares for legal services valued at $14,000. b) See Notes 5(b) and 9(c) for ongoing legal proceedings.

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

On January 26, 2001 the Company entered into a Strategic Alliance Agreement, and related agreement with US Filter’s Wallace Tiernan Products Group, under which US Filter has the exclusive right to market the Company’s Ultra Guard® UV system in North, South and Central America, and the Caribbean. See “Our Products: Customers”

In September 2001 we licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture for sale into other territories not currently represented by the Company’s agents. VITROSYS will pay a royalty on each UV system sold. The royalty fee is variable, dependant on the selling price of the UV system. Under the License Agreement, the Company provided full manufacturing drawings, software technology and expertise, and a specified number of hours of training at the Company’s facilities. As a requirement of the License Agreement, VITROSYS will be required to purchase from the Company, a key component for each SLR system. This key component is defined as the royalty verification component. Its purchase will trigger a sale and resultant royalty payment liability. The Korean market for UV has increased as a result of legislation that requires all municipal and Industrial wastewater to be disinfected.

Royalty revenues are payable by Vitzrosys from the sale of any UV system sold. During the first quarter of 2004 royalties in the amount of $12,500 were received as payment for 25 UV systems manufactured and delivered in Korea during 2003. Additional sales have occurred and marketing of the UV technology is ongoing. These activities provide an expectation that additional royalty revenue will be received in the future.

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

After successful PDU testing in September & October 1998 at the City of Peterborough wastewater treatment plant, we received an order in March 1999 valued at over C$1,100,000 (approximately $748,000.). The UV system will disinfect effluent flow in excess of 36 million gallons per day. The UV system delivery was completed in January 2002 and installed during February and March for operation starting May 15, 2002. Problems were encountered with the field wiring which affected the operating software. As well, problems were encountered with the installation of some of the structural components. In the second quarter, four of the five channels (48 of the 60 lamps) had been operated for about 30 days using the non-flow paced computer system. Clearwater reported that during this period, performance requirements were being met. Negotiation of the work and guarantees required by the customer to complete the balance of the system was being conducted between the City of Peterborough, Clearwater, our product-manufacturing licensee and with USFilter and Clearwater. These negotiations have been unsuccessful. In November we received notification that the City of Peterborough was cancelling our UV system contract. We have advised the City that we do not accept this cancellation and will strenuously defend our rights under the contract purchased order. We have made the appropriate loss provisions in our financial statements to reflect this cancellation.

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

On August 27, 2003, prior to the expiration of the three year Termination Period, USFilter advised the Company they were terminating the Agreement, alleging that the Company had breached the Agreement in signing a manufacturing Agreement with Clearwater Technologies Inc and had failed to deliver Trust documents related to the manufacturing technology for the UV system as was required by the Agreements. The Company is reviewing these allegations and has had verbal communication on the matter with USFilter principals. As Clearwater is responsibility for manufacturing and sale of product worldwide and USFilter became Clearwater’s marketing agent, the effect of this termination should be minimum as sales through USFilter have been significantly lower then was anticipated at the time of signing the Strategic Marketing Agreement in January 2001

Future revenue was expected from the wastewater technology through royalties expected from Clearwater, as a result of sales made to USFilter. As a result of the failure of Clearwater to perform in accordance with its contractual requirements, which resulted in USFilter cancelling our Strategic Alliance, royalties will not be received through this venue.

The Company has initiated a law suit amounting to about C$ 675,000 ($514,700) in specified damages against Clearwater, plus unspecified losses to recover monies owed under the Licence Agreement, the Joint Venture as a result of Clearwater’s failure to comply and Clearwater’s breach of the various agreements.

As a result of USFilter’s termination of the Agreement, the Company will explore the possibility of sale of licenses of the

Single Lamp Reactor UV wastewater system to others within the terminated territory, which included North America, Central America (including the Caribbean Zone) and South America.

Recent US and world events as well as the increasing worldwide requirement for higher quality water for industry, health and human consumption, is accelerating the use of ultraviolet and other water purifications products. To capitalize on this market opportunity, our Company changed its market focus, moving away from manufacturing of our wastewater products, which we will continue to have marketed by others; to drinking water UV products and purification systems.

During the year 2002 we completed the development of a UV product to be used in drinking water applications. UV units for the drinking water market will target application such as point of entry (POE) and point of use (POU). POE UV systems will treat water at the entry point into residences, industry or any location requiring safe drinking water. POU systems will treat water at selected points within the home or establishment, using a system installed at the water faucet. Both POE and POU may be sold as stand-alone units or in combinations with various filters. Ultraviolet will not penetrate the envelope or the wrappings to disinfect the contents of the package but is applicable to external surface disinfection. Independent testing of the POU UV System, including CSA and UL approval is yet to accomplished. Test tests are to be conducted subject to availability of adequate resources.

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

During 2004, the Company will focus its efforts on the following markets and products.

  The licensing of the UltraGuard Single Lamp Reactor wastewater UV system
  The Magnesium Air Fuel Cell with UV for remote application
  The Point of Entry and Point of Use UV/Filtration system
  Other water disinfection, cleaning and related business opportunities

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004.

Three months ended March 31, 2004 compared to Three months ended March 31, 2003.

Revenues. During three months ended March 31, 2004, we reported revenues of $14,418 compared to revenue of $23,438 being reported in the three months of fiscal 2003, a decrease of 38%. The decrease is as a result of very low UV system components sales offset by royalty revenue.

Direct Project Costs. Project costs recorded during the three months of fiscal 2004 amounted to $727 compared to $18,813 recorded during the three months of fiscal 2003, a decrease of 2,588%. The decrease in cost was due to the low direct costs associated with royalty sales.

Gross Profit. Gross profit increased by $9,066 from $13,691during the three months of fiscal 2004, compared to $4,625 recorded during the comparable period of fiscal 2003. The increase was mainly from royalty sales with low direct costs.

General and Administrative Expense. For the three months ended March 31, 2004, we reported general and administrative expense of $193,367, an increase of $723,961 or 61% from $120,406 reported in the comparable period of the prior year. This increase resulted primarily from the increased consulting fees for product marketing.

Interest. For the three months ended March 31, 2004, we reported interest of $7,745, a decrease of $4,692 or 38%, from $12,437 reported in the comparable prior fiscal period. The decrease was as a result of a reduction of the rate of interest on loans outstanding in the three months of 2004 compared to the three month of 2003.

Stock Based Compensation Expense. For the three months ended March 31, 2004, we reported stock compensation expense of $28,368, the same amount as reported in the comparable three months of 2003. Stock based compensation is as a result of the Strategic Alliance signed with USFilter/WT.

Net Loss for the Period. For the three months ended March 31, 2004, we reported a net loss for the period of $215,789, an increase of $59,204, or 58% over $156,585 in the comparable period of fiscal 2003. The increase in net loss was primarily due to the increase cost of general and administrative

Net Loss per Share. For the three months ended March 31, 2004, we reported a net loss per share for the period of $0.01 which is the same as the loss reported for the prior fiscal period.

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

During the period ended March 31, 2004 we financed our operations in part from short term loans and loans from related parties and minority shareholders of UVS. To fund operations of $51,000 during the quarter, we received $34,000 in demand loans and $18,000 from related party. This resulted in an increase in cash of $744 from $1874 at the beginning of the quarter to $2,578 at the end of the quarter.

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

ITEM 3. - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's financial control over financial reporting.

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a “no defines” position. Judgment was issued in the amount of $183,944 (C$234,642) including interest and legal costs. . Additional interest accruing during this quarter has increased the amount to $184,937. On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. At the April 5, 2004 the Court requested additional financial information, which the Company has now provided.

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

The Judge has not made a ruling on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. In the interim the parties to this dispute are attempting to reach a settlement on all matters. On April 28, 2004 the Company applied for and received a 45-day extension to file with the Federal Court the proposed pre-trial order.

The Company has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal.

Item 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2004 the Company issued the following shares for the listed consideration

Date	Shares	Residency/	Consideration	Exemption
		Citizenship	Valued at

Feb 5/04	100,000	CAN	$3,600	Reg.144
Feb 26/04	775,000	China	$77,500	S-8

*Registered on S-8 on Dec 2, 2003

ITEM 3. Default upon Senior Securities

                None

ITEM 4. Submissions of Matters to a vote of Security Holders

                None

ITEM 5. Other Information

                None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation	(1)

(3)(ii)	Bylaws, as amended	(2)

(10)(iii)	Agreement between Douglas Sommerville and Company dated12/6/96	(3)

(10)(iv)	Agreement between John Gaetz and the Company dated 12/6/96	(4)

(10)(v)	Sample Agreement among minority Shareholders of UV Systems
	Technology, Inc. and the Company each dated 2/28/97	(5)

(10)(vi)	Marketing Distribution Agreement Between UV Systems Technology, Inc.
	and the Company	(2)

(10)(vii)	Sales Representation Agreement between UV Systems Technology,
	Inc. and "The Representative"	(2)

(10)(viii)	Exclusive Distributorship Agreement Between UV Waterguard Systems, Inc.
	and Chiyoda Kohan Co., Ltd., and NIMAC Corporation	(2)

(10)(ix)	1997 Stock Option Plan	(4)

(10)(x)	Interim Funding Agreement between UVS, MDS and WOF	(5)

(10)(xi)	Letter Agreement between the Company and Elco Bank and Trust
	Company Limited	(5)

(10)(xii)	Loan Agreement between the Company and TD Bank	(6)

(10)(xiii)	The Company’s 1999 Long-Term Equity Incentive Plan	(7)

(10)(xiv)	Letter Agreement between Service Systems, UVS, MDS and WOF dated
	Feb 13, 2000	(7)

(10)(xv)	Lease dated October 2000 between Service Systems, UV Systems and
	Slough Estates Canada Limited	(8)

(10)(xvi)	Legal Services Plan between Rosenfeld, Goldman & Ware, Inc	(9)

(10)(xvii)	Post Effective Amendment to Legal Services Plan filed November 19, 2001	(10)

(10xviii)	2003 Benefit Plan S-8 March 24, 2004	(11)

(10xix)	Independent Contractor/Consulting Agreement	(12)

(10xx)	The Incentive Plan of UltraGuard	(13)

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
		Electronically

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
		Electronically

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the	Filed Herewith
	Sarbanes-Oxley Act of 2002.	Electronically

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the	Filed Herewith
	Sarbanes-Oxley Act of 2002.	Electronically

(1)	Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997
(2)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
(4)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.
(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.
(9)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on November 19, 2003.
(10)	Incorporated by reference to the Corporation's S-8 POS filed with the Commission on March 23, 2003.
(11)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on March 28, 2003.
(12)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on June 11, 2003.
(13)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 2, 2003.

(b) Reports on Form 8-K during this quarter

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP

             /s/ Kenneth R. Fielding
Kenneth R. Fielding, President

Date: May 20, 2004	/s/ Ken Fielding
Ken Fielding, Director

Date: May 20, 2004	/s/ John R Gaetz
John R Gaetz, Director