Form 10QSB
period 2004-06-30
ULTRAGUARD WATER SYSTEMS CORP
filed 2004-08-16
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Quarterly report for the period ended June 30,2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number 000-21753

ULTRAGUARD WATER SYSTEMS CORP.
Name of Small Business Issuer in Its Charter

NEVADA	88-0263701
State of Incorporation	I.R.S. Employer
Identification No.

918 SHERWOOD AVENUE
COQUITLAM B.C. CANADA	V3K 1A6
Address of Principal Executive Offices	Zip code

604-540-8282	604-519-0802
Issuer's Telephone Number	Issuer's Facsimile Number

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

Title of class APPLICABLE ONLY TO CORPORATE ISSURER

The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 25,528,565 on August 14,2004

UltraGuard Water Systems Corp.
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	8,613	1,834
Accounts receivable	3,076	2,971
Prepaid expenses and deposits	49,646	63,613

Total Current Assets	61,335	68,418

Property and Equipment (Note 4)	177	204

Manufacturing Technology (Note 3)	1,108,452	1,104,852

Total Assets	1,169,964	1,173,474

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	196,555	194,080
Accrued liabilities	55,748	55,747
Wages and vacation pay payable	-	3,004
Loans payable (Note 5)	366,073	310,542
Amounts owing to related parties (Note 6)	252,007	202,223

Total Current Liabilities	870,383	765,596

Stockholders' Equity

Common Stock (Note 7)

100,000,000 shares authorized, with a par value of $0.001

25,528,565 and 22,453,565 issued and outstanding respectively	25,529	22,454

Additional paid-in capital	11,364,663	11,212,638

Donated capital	31,928	31,928

Stock based compensation	556,004	499,269

Deferred compensation	(180,833)	(320,700)

Deficit	(11,497,710)	(11,037,711)

Total Stockholders' Equity	299,581	407,878

Total Liabilities and Stockholders' Equity	1,169,964	1,173,474

Contingencies (Notes 1 and 9)
Subsequent Events (Note 10)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Operations and Deficit
(Expressed in US dollars)
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	$	$	$	$

Project Revenue	100		14,519	23,438

Project Costs	-	-	728	18,813

Total Gross Profit	100	-	13,791	4,625

Expenses
General and administrative	207,635	137,087	401,003	257,493
Interest	8,306	9,296	16,051	21,733
Stock based compensation expense	28,368	28,367	56,735	56,735

Total Expenses	244,309	174,750	473,789	335,961

Net Loss for the Period	244,209	174,750	459,998	331,336

Basic and Diluted Net Loss Per Share	(0.01)	(0.01)	(0.02)	(0.03)

Weighted Average Number of Shares Outstanding	24,462,000	13,268,000	23,435,000	12,227,000

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003
	$	$

Cash Flows From Operating Activities

Net Loss for the Period	(459,998)	(331,335)

Adjustments to reconcile net loss to cash

Depreciation	27	41
Common stock issued for expenses	277,367	94,657
Accrual of interest	8,531	17,128
Stock based compensation	56,735	56,735
Changes in operating assets and liabilities

(Increase) in accounts receivable	(105)	(5,781)
Decrease in inventory and contract work in progress	–	404
(Increase) decrease in prepaid expenses and deposits	27,967	(2,385)
Increase (decrease) in accounts payable, accrued liabilities and wages
and vacation pay payable	(529)	24,530

Net Cash Used in Operating Activities	(90,005)	(146,006)

Cash Flows From Investing Activities

Manufacturing technology option payments	–	(6,776)

Net Cash Used in Investing Activities	–	(6,776)

Cash Flows From Financing Activities

Increase in loans payable	47,000	42,914
Increase in amounts owing to related parties	49,784	78,656

Net Cash Provided By Financing Activities	96,784	121,570

Increase (Decrease) in Cash	6,779	(31,212)

Cash - Beginning of the Period	1,834	40,206

Cash - End of the Period	8,613	8,994

Non-Cash Financing Activities:

Shares issued for asset purchase	3,600	71,200
Shares issued for expenses	151,500	444,510

Supplementary Information

Cash paid for interest	–	4,592
Cash paid for income taxes	–	–

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Up to February 2002 the Company focused its activities on the manufacturing and marketing of its Ultra Guard Ò ultra violet based patented water treatment system through its wholly-owned Canadian subsidiary, UV Systems Technology Inc. ("UVS"). These products and systems were sold primarily for municipal waste disinfection treatment.

During the period from acquiring UVS in August 1996 to February 2002, operating activities had not generated profitability. In January 2001, the Company ceased manufacturing operations, reduced level of staff in production, engineering and support and moved its offices to Langley. On February 5, 2002, the Company reached an agreement with the Clearwater Group ("Clearwater") to assume the UVS manufacturing responsibilities of any new Ultra Guard Ò water treatment systems to be supplied to UVS's strategic alliance partner, US Filter. Clearwater would also provide warranty services on any previously sold UltraGuard Ò water treatment systems.

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

In December 2002, the Company divested itself of the UVS operations while retaining any royalty or other revenues that may be received from the sale or use of the UVS patented Ultra GuardÒ technology. Also in December 2002, the Company purchased Innovative Fuel Cell Technologies Inc. ("IFCT") (see Note 3), the holder of an option to purchase worldwide rights to manufacture and market a Magnesium Air Fuel Cell to power UV drinking water and ancillary systems. IFTC owns 100% of the shares of an Austrian company, UltraGuard Water Systems GmbH ("UG GmbH"). UG GmbH was to be the manufacturer and marketer the UV and Fuel Cell products for the European and African market. During fiscal 2003, due to lack of finances, the Company discontinued its operation in Europe and closed UG GmbH and will concentrate its efforts on the North American market where its UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has not recognized significant revenue, has a working capital deficit of $809,048, and has accumulated operating losses of $11,497,710 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors, obtaining additional short-term and long-term equity or debt financing, the completion of product development of its newly acquired technology and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.	Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of the Company; its wholly-owned Nevada subsidiary Innovative Fuel Cell Technologies Inc. The Company's Austrian subsidiary's operations were discontinued during fiscal 2003. All significant intercompany transactions and balances have been eliminated.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months or less when purchased.

Property and equipment

Property and equipment is recorded at cost. Depreciation is computed on a straight-line method using an estimated useful life of five years.

Revenue recognition

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Product sales are recognized at the time goods are shipped. System and project revenue is recognized utilizing the percentage of completion method that recognizes project revenue and profit during construction based on expected total profit and estimated progress towards completion during the reporting period. All related costs are recognized in the period in which they occur.

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

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

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. An impairment loss is recognized when the carrying amount is not fully recoverable and exceeds fair market value.

Financial Instruments

The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities, advances from related and non-related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

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

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

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

On December 31, 2002, the Company acquired 100% of the shares of Innovative Fuels Cell Technologies Inc (IFCT). The Company issued 5,000,000 common shares of the Company's common stock to the shareholders of IFCT to acquire IFCT and its wholly-owned Austrian subsidiary UltraGuard Water Systems GmbH ("UG GmbH"). These shares were valued at $1,007,000. The Company also issued 1,000,000 common shares of the Company to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. The value placed on these shares was $201,400 which amount has been recorded as a reduction of shareholders' equity.

IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. ("MagPower") for use with the Company's Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned this option on October 1, 2002 from a related party. IFCT had paid Cnd$2,500 as a down payment for the option with Cnd$97,500 payable and 400,000 shares of the Company were to be issued.

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

On February 2, 2004, the Company and MagPower amended the License Agreement. MagPower now has sublicense rights in certain countries to the Company's ultraviolet products for sale and use by MagPower (or its sublicenses) with MagPower's magnesium fuel cell. In addition, the amended License Agreement provided for issuance and delivery of the remaining 200,000 common shares (100,000 common shares from trust and 100,000 common shares from treasury), and cancellation by MagPower any remaining amount owing by the Company as a condition of the original License Agreement.

As a condition of IFCT's Option Agreement, the Company was required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003; however, MagPower has not provided the technology necessary to proceed with manufacturing. Once manufacturing commences the capitalized costs will be amortized to operations over its estimated useful life, which will be determined at that time.

The total consideration paid for the License Agreement as at June 30, 2004 was $1,108,352 which includes, the issuance of 5,000,000 common shares of the Company valued at $1,007,000, the issuance of 500,000 common shares valued at $74,700 cash payments of Cnd$12,500 and certain other organizational and acquisition costs of $18,292. This acquisition was treated as an acquisition of an asset and not a business combination.

4.	Property and Equipment

			June 30,	December 31,
			2004	2003
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Office furniture and equipment	5,533	5,356	177	204

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

5.	Loans Payable

a)
Loans payable, totalling $125,000 plus accrued interest of $30,000 was renegotiated in December 2002 as a non- interest bearing loan amount set at $155,000. Payments were to be made totalling $80,000 commencing February 15, 2003 with final payment due June 16, 2002, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. No payments have been made.

On April 25, 2003, the creditor filed a suit in the Supreme Court of British Columbia against the Company for non- payment of the $155,000 debt. On May 2, 2003, the Company was served with a writ of summons. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. The creditor filed additional information to support their claim and the Company responded with a "no defense" position and judgment was issued in the amount of $183,944 (C$234,642) including: interest and legal costs. Additional interest accruing during this quarter has increased the amount to $185,929. On April 5, 2004 the Company appeared in Supreme Court to provide to the creditor and the court specific information pertaining to the Company's assets and its ability to pay the judgment including interest. Also the Court requested additional financial information, which the Company has now provided. No further activity has occurred during this quarter.

b)
Loans payable plus accrued interest totalling $69,714 are unsecured and bear interest at 10% per annum. These loans were repayable at any time or when financing in excess of $250,000 was obtained by the Company but not later than August 19, 2003. At the option of the creditors, the principal portion of the loans can be converted into common shares at $0.30 per share at any time to February 19, 2004. These loans remain unpaid at June 30, 2004.

	c)	A note payable plus accrued interest totalling $96,328 is unsecured and bears interest at 10% per annum and due on December 31, 2004.

	d)	Loans payable totalling $14,102 are due on demand, unsecured, and non-interest bearing.

6.	Amounts Owing to Related Parties

Loans payable, including interest, in the original amount of $261,423 were partially repaid during the year ended December 31, 2003. The security pledged, 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by the Company's President to secure the loans was called and taken by the note holder. To compensate West Peak for its losses, the Company issued 1,556,000 common shares to West Peak in full payment for its loss amounting to $130,711. The Company agreed with the President of the Company to set an unsecured loan payable in the amount of $130,712 plus accrued interest of $7,348 with interest at 6% per annum as compensation for his losses.

In addition to the above, the amounts owing to the President of the Company and the Chief Financial Officer ("CFO representing unpaid wages, expenses and consulting in the amount of $113,947 are also due on demand, unsecured and non-interest bearing.

As partial repayment of wages, in fiscal 2003, the President and the CFO were issued 2,400,000 shares of common restricted Rule 144 shares of the Company valued at $81,120.

7.	Common Stock

	Issued	Common	Additional
	Shares	Stock	Paid-in Capital
	#	$	$

Balance, December 31, 2002	10,852,565	10,853	10,221,893
Issuance of shares for Manufacturing Technology	400,000	400	70,800
Issuance of shares for consulting, wages and directors' fees	5,475,000	5,475	629,387
Issuance of shares for legal expenses	600,000	600	67,400
Issuance of shares for related party compensation accruals	2,400,000	2,400	78,720
Issuance of shares to settle debt	70,000	70	6,383
Issuance of shares for West Peak Security Loss	1,556,000	1,556	129,155
Issuance of shares for a note receivable	1,100,000	1,100	108,900
Less: funds not yet received	–	–	(100,000)

Balance, December 31, 2003 (audited)	22,453,565	22,454	11,212,638
Issuance of shares for Manufacturing Technology	100,000	100	3,500
Issuance of shares for consulting fees	2,775,000	2,775	134,725
Issuance of shares for legal expenses	200,000	200	13,800

Balance, March 31, 2004 (unaudited)	25,528,565	25,529	11,364,663

(a)	Private Placement

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

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

7.	Common Stock -continued

	(b)	Warrants Outstanding

162,100 Class C warrants with an exercise price of $12.00 per share expiring October 3, 2010 are outstanding as at June 30, 2004.

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

On November 26, 2003, the Company adopted The Incentive Plan of UltraGuard Water Systems Corp. that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the plan, the Company may issue shares and/or grant options totalling 5,000,000 shares. On December 3, 2003 the Company issued 1,050,000 shares to a consultant for services valued at $105,000. On December 4, 2003 the Company issued 400,000 shares as a retainer for legal services valued at $40,000. On February 24, 2004 the Company issued 775,000 shares to a consultant for services valued at $77,500. On April 26, 2004, the Company issued 200,000 shares for legal services valued at $14,000. On June 7, 2004 the Company issued 2,000 000 shares to three consultants for marketing consulting valued at $60,000.

	d.	Benefit Plan

The common stock underlying the 2003 Benefit Plan, registering 2,400,000 shares for future issuance, was registered with the Securities Exchange Commission on March 28, 2003 on Form S-8.

On March 31, 2003, the Company issued 600,000 shares to a consultant for services valued at $113,400.

On June 9, 2003, the Company issued 345,000 shares for consulting and legal services valued at $15,990.

On July 25, 2003 the Company issued 1,200,000 shares to a consultant and to an employee for services valued at $116,900.

On September 25, 2003 the Company issued 1,750,000 shares to three consultants for services valued at $175,000.

	Shares		Weighted Average
	Under Option	Weighted Average	Remaining Life of
	#	Option Price $	Options (Months)

December 31, 2003 (audited)	125,000.13		32
Granted	–	–	–
Expired	–	–	–
Cancelled	–	–	–

June 30, 2004 (unaudited)	125,000.13		26

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

The fair value of the employee's purchase rights was estimated using the Black-Scholes model with the following assumptions on the above granted options: risk free interest rate was 5%, expected volatility of 100%, an expected life of 3 years and no expected dividends.

During the year, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

7.	Common Stock (continued)

	(f)	Benefit Plan (continued)

If compensation expense had been determined pursuant to SFAS 123, the Company's net loss and net loss per share would have been as disclosed below.

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2004	2003
	$	$
	(unaudited)	(unaudited)

Net loss
As reported	(459,998)	(331,336)
Stock Based Compensation – as reported	56,735	56,735
Stock Based compensation – determined under fair market value	(58,475)	(57,025)

Pro forma	(461,738)	(331,626)

Basic net loss per share
As reported	(.02)	(.03)
Pro forma	(.02)	(.03)

8.	Segmented Information

The business of the Company is carried on in one industry segment (see Note 1).

The Company currently operates in two geographic segments. The United States operations only consist of costs associated with debt and equity financing and being a public company. As a result of the disposition of UVS, (see Note 1) the Company now operates in one business segment and one geographical area

	Six month ended				Six months ended
	June 30, 2004				June 30, 2003
	(unaudited)				(unaudited)
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$

Revenue	–	14,519	–	14,519	–	23,438	–	23,438
Expense	–	474,507	–	474,507	–	279,363	28,534	307,897

Loss	–	(459,998)	–	(459,998)	–	(302,801)	(28,534)	(331,335)

	As of				As of
	June 30, 2004				June 30, 2003
	(unaudited)				(unaudited)
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$

Identifiable Tangible Assets	–	61,512	–	61,512	–	28,777	9,846	38,623
Manufacturing Technology	–	1,108,352	–	1,108,352	–	1,104,852	–	1,104,852

Total Assets	–	1,169,964	–	1,169,964	–	1,133,629	9,846	1,143,475

9.	Legal Proceedings

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

	ii.	See Note 5(a) for a judgment against the Company to repay loans, interest and legal costs totaling $185,929.

UltraGuard Water Systems Corp.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

iii.
On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which among other things elected a new board of directors and revised the Company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company's legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors; Edward White and Erin Strench to the Company's Board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and July 2, 2003 was the date set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by the Company's counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. The Company's counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 the Company's legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. On April 28, 2004 the Company applied for and received a 45-day extension to file with the Federal Court the proposed pre-trial order. Additional extensions have been granted as the parties to this dispute attempt to reach a settlement on all matters.

	iv.	The Company has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal.

10.	Subsequent Events

On June 2004 the Company entered into the business of Vending bottled water using dispensing equipment to be installed at gas bars, convenience stores, car washes, etc. The first installation was completed on August 12, 2004. In late June the Company commenced marketing of its filtration and water treatment products using the facilities of eBay Canada

See Notes 5(a) and 9(c) for ongoing legal proceedings.

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

On January 26, 2001 the Company entered into a Strategic Alliance Agreement, and related agreement with US Filter's Wallace Tiernan Products Group, under which US Filter has the exclusive right to market the Company's Ultra Guard® UV system in North, South and Central America, and the Caribbean. See "Our Products: Customers"

In September 2001 we licensed the Korean company, VITROSYS, the exclusive rights to manufacture and sell our SLR Ultraviolet disinfection systems within the Republic of Korea and a non-exclusive right to manufacture for sale into other territories not currently represented by the Company's agents. VITROSYS will pay a royalty on each UV system sold. The royalty fee is variable, dependant on the selling price of the UV system. Under the License Agreement, the Company provided full manufacturing drawings, software technology and expertise, and a specified number of hours of training at the Company's facilities. As a requirement of the License Agreement, VITROSYS will be required to purchase from the Company, a key component for each SLR system. This key component is defined as the royalty verification component. Its purchase will trigger a sale and resultant royalty payment liability. The Korean market for UV has increased as a result of legislation that requires all municipal and Industrial wastewater to be disinfected.

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

Purchase orders for two additional UV systems valued at approximately C$150,000 approximately were produced during the 2000-2001 period and delivered into the Province of Ontario. The system in Ontario was removed from the site as a result of the failure of Clearwater to provide the required support and warranty services. Additional orders for shipment to Louisiana and Virginia were received, with an aggregate value of about $258,000. These two systems were delivered in 2001 as part of the USFilter Strategic Alliance. Maintenance and warranty was the responsibility of USFilter and was performed by USFilter. These two systems were tested, accepted and remain in place and in full operation. During the first quarter of 2002 the Company took actions to reduce its overheads. Having completed the delivery of the UV systems that were produced during 2000 and up to January 26, 2002, we searched for a partner to work with for production of future UV systems orders. The Company identified Clearwater Technologies Inc., based in Langley, B.C. Canada ("Clearwater") to perform these and other activities. Clearwater is engaged in the water industry, targeting the treatment of potable water for smaller towns to which they provide complete packaged treatment plants. Clearwater agreed to assume the manufacturing of any new UV project sold to our Strategic Alliance partner, USFilter. Clearwater was also required to provide warranty services on the previously delivered UV products discussed in the preceding. The Company was to be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. This association with Clearwater as our manufacturing partner permitted the company to move from its' factory and reduce staff level in production, engineering and support. A number of key production staff moved to the Clearwater facility to assist in setting up for this manufacturing responsibility. The remaining staff at the Company worked in a liaison and support role between USFilter and Clearwater.

This change of manufacturing strategy in the first quarter of 2002 significantly reduced our monthly operational costs. UVS became inactive with no further operations. Activities of UVS were limited to accounting functions, recording of accounts receivable collections and advising Clearwater and USFilter on project completion activities.

The Strategic Alliance Agreement with USFilter referred to above, and various other agreements were entered into on January 25, 2001 with US Filter/Wallace & Tiernan, Inc ("USFilter "). In general, the Strategic Alliance Agreement provides that U.S. Filter will market, offer and sell the Company's UltraGuard® ultraviolet disinfection systems (the "Systems"), including aftermarket components and spare parts, on an exclusive basis for ten years throughout a territory consisting of North America, Central America (including the Caribbean Zone) and South America (the "Territory"). To insure adequate understanding of this Alliance, reference should be made to the various agreements filed on Form 8-K, February 27, 2001, which provide full details of these agreements.

On October 1, 2002 the directors mandated a debt and corporate restructuring of the Company. This mandate included the disposing of UVS and its associated debt, and the reduction of all other debt carried by the Company. Given the Company's inability to raise the additional funds necessary to continue the operations of UVS and with UVS liabilities exceeding assets by a significant amount, the board of directors and investors determined that by selling UVS the Company could continue viable operations pursuing a new product focus (see Our Products). On December 31, 2002 the Company entered into various agreements to complete the disposition of UVS and to remove of the excessive UVS liabilities carried on the Company's financial statements. Manufacturing and marketing of the UVS technology had been discontinued by the Company and was licensed to Clearwater Industries in early 2002. The purchasers of UVS were 659999 BC Ltd a corporation controlled by two officers and directors of UltraGuard. Terms of the sale included the transfer by UVS to the Company of all current and future revenue that may accrue as a result of the UVS technology, which was all revenue the Company could have accrued had it not sold UVS. The intent of 659999 BC Ltd is to keep UVS inactive. Full details of these agreements are available on Form 8K filed with the SEC on January 15, 2003.

On December 20, 2002 the Company negotiated the repayment of debt in the amount of $593,077 owed to the Elco Bank Clients in exchange for 593,077 common shares.

On August 27, 2003, prior to the expiration of the three year Termination Period, USFilter advised the Company they were terminating the Agreement, alleging that the Company had breached the Agreement in signing a manufacturing Agreement with Clearwater Technologies Inc and had failed to deliver Trust documents related to the manufacturing technology for the UV system as was required by the Agreements. The Company is reviewing these allegations and has had verbal communication on the matter with USFilter principals. As Clearwater is responsibility for manufacturing and sale of product worldwide and USFilter became Clearwater's marketing agent, the effect of this termination should be minimum as sales through USFilter have been significantly lower then was anticipated at the time of signing the Strategic Marketing Agreement in January 2001

Future revenue was expected from the wastewater technology through royalties expected from Clearwater, as a result of sales made to USFilter. As a result of the failure of Clearwater to perform in accordance with its contractual requirements, which resulted in USFilter cancelling our Strategic Alliance, royalties will not be received through this venue.

The Company has initiated a law suit amounting to about C$ 675,000 ($514,700) in specified damages against Clearwater, plus unspecified losses to recover monies owed under the Licence Agreement, and the Joint Venture, and as a result of Clearwater's failure to comply and Clearwater's breach of the various agreements.

As a result of USFilter's termination of the Agreement, the Company will explore the possibility of sale of licenses of the Single Lamp Reactor UV wastewater system to others within the terminated territory, which included North America, Central America (including the Caribbean Zone) and South America.

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

On December 30, 2002. the Company issued six million shares of its common stock to the shareholders of Innovative Fuel Cell Technologies Inc ("Innovative") for 100% of Innovative, a Nevada Incorporated company, the holder of an option to purchase a worldwide license from MagPower Systems Inc (MagPower) for their air magnesium fuel cell technology (Fuel Cell). The purchase price in the option agreement was C$100,000,and 400,000 shares of the Company's common stock, increased respectively in March 2003 to C$102,500 and 500,000 shares of the Company's common stock at which time a worldwide License Agreement was signed for the manufacture and sale of the Fuel Cell . The increase in the price and the number of shares of common stock was as a result of negotiations to extend the use right to include ancillary uses among other things lighting and radio in areas where a UV disinfection systems has been installed. The Fuel Cell will provide the necessary power to operate ultraviolet disinfection systems, lighting and radio in areas of the world where no other forms of electrical power is unavailable. The product has applications in remote areas of all countries worldwide. Applications in developing countries such as Africa, some of the Middle East countries and China, where large numbers of the population are not serviced by an electrical grid and do not have a safe water supply, are market areas. As a requirement of the License Agreement, MagPower was to provide the manufacturing technology for then Fuel Cell. Due to delays in MagPower's development program, this information was incomplete, which curtailed any opportunity the Company may have had to market the products. By the end of 2003 the company had paid a portion of the License fee, leaving C$88,800 remaining unpaid and 200,000 common share not delivered.

On February 2, 2004, the Company and MagPower entered into a amendment to the License Agreement. Under the amendment the Company agreed to sublicense the Company's ultraviolet products to MagPower for Africa and the countries of Asia including; India, China, Afghanistan, Kazakhstan, Bangladesh, Indonesia, Malaysia, Singapore, South Korea and Japan ("Territory"), for sale and use by MagPower (or its sublicenses) with MagPower's magnesium fuel cell. The amendment provided the Company the right to enter into sublicensing agreements in any country within the Territory if MagPower had not previously signed an agreement in that country. As well, the February 2nd, 2004 amendment provided for issuance and delivery of the remaining 200,000 common shares (100,000 common shares from trust and 100,000 common shares from treasury), and cancellation by MagPower of the remaining C$88,800 owing by the Company to MagPower.

During 2004, MagPower has signed licensing rights in Australia and China for the Fuel Cell, has completed its prototype development and has leased manufacturing facilities in British Columbia, Canada for the manufacturing of the Fuel Cell. Production units are scheduled to be available in forth quarter of 2004. MagPower's progress will be closely monitored. As soon as product is availability the Company can seriously market its point of use UV system with the Fuel cell.

Included in the Innovative assets was the Austrian Company, UltraGuard Water Systems GmbH ("GmbH). The incorporation of GmbH was made by Innovative in contemplation of its sale of Innovative to the Company. GmbH is set up to manufacture and market Point of Use UV produces in Germany and the European Union Countries ("EU") to exploit the EU and other European markets potential. In the third quarter of 2003 the Company closed its GmbH operation and wrote off its investment due to the inability to raise sufficient capital to continue funding the GmbH operations.

During the quarter ended June 30, 2004, the Company commenced business in the bottled water industry sector. Working with The Water Clinic, a 20 year old company located in Winnipeg, Manitoba, Canada, the Company has purchased and installed its first bottled water-dispensing unit, the AquaPure system. The AquaPure system dispenses pure and safe drinking water, treated by reverse osmosis and disinfected by ultraviolet. The unit is coin operated and configured to refill 4.9 -gallon water bottles. The AquaPure system will be leased to and placed in convenience stores, gas bars, car washes, and other location, which offer ready access for the public. Revenues from the sales are split between the Company and the Leasor; 70% for the Company, 30% to the Leasor. After a test-marketing period, and assuming the program generates reasonable revenue, the Company will sign up other locations that have approached the Company for AquaPure system leases.

Commencing in June 2004, the Company instituted a marketing program for its filtration products including point of use reverse osmosis units and various other water treatment systems and components. Using eBay Canada (eBay) as the marketing venue, sales have occurred and are slowly increasing. eBay was chosen as the marketing means to provide wide exposure of the Company's products for the general consumer and to provide an opportunity to the Company's shareholder base, to have direct access to these products.

During 2004, the Company is focusing its efforts on the following markets and products.

  The licensing of the UltraGuard Single Lamp Reactor wastewater UV system

  The Magnesium Air Fuel Cell with UV for remote application

  The Point of Entry and Point of Use UV/Filtration system

  Other water disinfection, cleaning and related business opportunities

RESULTS OF OPERATIONS FOR THE SIX ONTHS ENDED JUNE 30, 2004

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Revenues. During six months ended June 30, 2004, we reported revenues of $14,519 compared to revenue of $23,438 being reported in the six months of fiscal 2003, a decrease of 38%. The decrease is as a result of very low UV system components sales offset by royalty revenue.

Direct Project Costs. Project costs recorded during the six months of fiscal 2004 amounted to $728 compared to $18,813 recorded during the six months of fiscal 2003. The decrease in cost was due to the low direct costs associated with royalty sales.

Gross Profit. Gross profit increased by $9,166 from $13,791during the six months of fiscal 2004, compared to $4,625 recorded during the comparable period of fiscal 2003 or 198%. The increase was mainly as a result of with the low direct costs associated with royalty sales.

General and Administrative Expense. For the six months ended June 30, 2004, we reported general and administrative expense of $401,003, an increase of $143,509 or 56% from $257,493 reported in the comparable period of the prior year. This increase resulted primarily from the increased consulting fees paid for product marketing.

Interest. For the six months ended June 30, 2004, we reported interest of $16,051, a decrease of $5,682 or 26%, from $21,733 reported in the comparable prior fiscal period. The decrease was as a result of a reduction in the rate of interest on loans outstanding in the six months of 2004 compared to the six month of 2003.

Stock Based Compensation Expense. For the six months ended June 30, 2004, we reported stock compensation expense of $56,735, the same amount as reported in the comparable six months of 2003. Stock based compensation is as a result of the Strategic Alliance signed with USFilter/WT.

Net Loss for the Period. For the six months ended June 30, 2004, we reported a net loss for the period of $459,998, an increase of $128,661, or 39% over $331,336 in the comparable period of fiscal 2003. The increase in net loss was primarily due to the increase cost of consulting fees included in general and administrative expense.

Net Loss per Share. For the six months ended June 30, 2004, we reported a net loss per share for the period of $0.02 compared to $0.03 reported during the comparable period of the prior year. The decrease in loss per shares is primarily as a result of the greater number of shares outstanding at June 30, 2004

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Revenues. During three months ended June 30, 2004, we reported revenues of $ 100 compared to revenue of $ nil being reported in the three months ended June 30,2003.

Direct Project Costs. Project costs recorded during the three months ended June 30, 2004 amounted to $nil compared to $nil recorded during the comparable three months of fiscal 2003.

Gross Profit. Gross profit increased by $100 for the three months ended June 30, 2004 from $nil during the comparable three months of fiscal 2003.

General and Administrative. For the three months ended June 30, 2004, we reported general and administrative expense of $207,635, an increase of $70,548 or 51% from $137,087 reported in the comparable period of the prior year. This increase resulted primarily from the increased consulting fees paid for product marketing.

Interest. For the three months ended June 30, 2004, we reported interest of $8,306, a decrease of $990 or 11%, from $9,296 reported in the comparable prior fiscal period. The decrease was as a result of a reduction in the rate of interest on loans outstanding in the three months of 2004 compared to the three month of 2003.

Stock Based Compensation Expense. For the three months ended June 30, 2004, we reported stock compensation expense of $56,735, the same amount as reported in the comparable three months of 2003. Stock based compensation is as a result of the Strategic Alliance signed with USFilter/WT.

Net Loss for the Period. For the three months ended June 30, 2004, we reported a net loss for the period of $244,309, an increase of $ 69,557, or 40 % over $174,750 in the comparable period of fiscal 2003. The increase in net loss was primarily due to the increase cost of included in general and administrative expense.

Net Loss per Share. For the three months ended June 30, 2004, we reported a net loss per share for the period of $0.01 compared to $0.01 reported during the comparable period of the prior year. Although the net loss for the period had increased, no change in net loss per share was recorded due to the greater number of shares outstanding as at June 30, 2004

LIQUIDITY

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

During the period ended June 30, 2004 we financed our operations in part from short-term loans and loans from related parties and minority shareholders of UVS. To fund operations of $90,000 during the period, we received $47,000 in demand loans and $50,000 from related parties. This resulted in an increase in cash of $6799 from $1874 at the beginning of the quarter to $8,613 at the end of the quarter.

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a "no defines" position. Judgment was issued in the amount of $183,944 (C$234,642) including interest and legal costs. . Additional interest accruing during this quarter has increased the amount to $185,929. On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. At the April 5, 2004 the Court requested additional financial information, which the Company has now provided. No additional contact, information requests or activity has occurred in the second quarter o 2004.

On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company's legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and

Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors; Edward White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. The Company's counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 the Company's legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. In the interim the parties to this dispute are attempting to reach a settlement on all matters. On April 28, 2004 the Company applied for and received a 45-day extension to file with the Federal Court the proposed pre-trial order. Additional extensions have been granted by the acting Judge as the parties to this dispute attempt to reach a settlement on all matters.

The Company has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal.

Item 2. CHANGES IN SECURITIES

During the six months ended June 30, 2004 the Company issued the following shares for the listed consideration

Date	Shares	Residency/	Consideration	Exemption
		Citizenship	Valued at

Apr 26/04	200,000	CAN	$14,000	S-8
June 7/04	525,000	China	$15,750	S-8
June 7/04	525,000	Costa Rica	$15,750	S-8
June 7/04	950,000	Republic of Panama	$28,500	S-8

*Registered on S-8 on Dec 2, 2003

ITEM 3. Default upon Senior Securities

                None

ITEM 4. Submissions of Matters to a vote of Security Holders

                None

ITEM 5. Other Information

                None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation	(1)

(3)(ii)	Bylaws, as amended	(2)

(10)(iii)	Agreement between Douglas Sommerville and Company dated 12/6/96	(3)

(10)(iv)	Agreement between John Gaetz and the Company dated 12/6/96	(4)

(10)(v)	Sample Agreement among minority Shareholders of UV Systems Technology, Inc. and the Company each dated 2/28/97	(5)

(10)(vi)	Marketing Distribution Agreement Between UV Systems Technology, Inc. and the Company	(2)

(10)(vii)	Sales Representation Agreement between UV Systems Technology, Inc. and "The Representative"	(2)

(10)(viii)	Exclusive Distributorship Agreement Between UV Waterguard Systems, Inc. and Chiyoda Kohan Co., Ltd., and NIMAC Corporation.	(2)

(10)(ix)	1997 Stock Option Plan	(4)

(10)(x)	Interim Funding Agreement between UVS, MDS and WOF	(5)

(10)(xi)	Letter Agreement between the Company and Elco Bank and Trust Company Limited	(5)

(10)(xii)	Loan Agreement between the Company and TD Bank	(6)

(10)(xiii)	The Company's 1999 Long-Term Equity Incentive Plan	(7)

(10)(xiv)	Letter Agreement between Service Systems, UVS, MDS and WOF dated Feb 13, 2000	(7)

(10)(xv)	Lease dated October 2000 between Service Systems, UV Systems and Slough Estates Canada Limited	(8)

(10)(xvi)	Legal Services Plan between Rosenfeld, Goldman & Ware, Inc	(9)

(10)(xvii)	Post Effective Amendment to Legal Services Plan filed November 19, 2001	(10) (10)

(10xviii)	2003 Benefit Plan S-8 March 24, 2004	(11)

(10xix)	Independent Contractor/Consulting Agreement	(12)

(10xx)	The Incentive Plan of UltraGuard	(13)

(31.1)	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

(31.2)	Certification pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

(32.1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

(32.2)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997

(2)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
(4)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.
(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.
(9)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on November 19, 2003.
(10)	Incorporated by reference to the Corporation's S-8 POS filed with the Commission on March 23, 2003.
(11)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on March 28, 2003.
(12)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on June 11, 2003.
(13)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 2, 2003.

(b)	Reports on Form 8-K during this quarter None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP

/s/ Kenneth R. Fielding
Kenneth R. Fielding, President

Date: Aug 14, 2004	/s/ Ken Fielding
Ken Fielding, Director

Date: Aug 14,, 2004	/s/ John R Gaetz
John R Gaetz, Director