Form 10KSB/A
period 2003-12-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2004-09-17
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ¨

The issuer’s revenues for its most recent fiscal year were $32,669

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

Explanatory Note

This amendment No. 1 to Form 10-KSB for the year ended December 31, 2003 has been filed to amend our annual audited financial statements under Item 7.

This amendment No. 1 on Form 10-KSB does not modify or update the disclosure therein in any way other than as required to reflect the amendments discussed above and certain other minor underlined amendments.

Item 7. Consolidated Financial Statements (Restated – Note 11)

Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Equity (Deficit)

Notes to the Consolidated Financial Statements

Independent Auditors' Report

To the Board of Directors and Stockholders of
UltraGuard Water Systems Corp. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of UltraGuard Water Systems Corp. (A Development Stage Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations and cash flows and stockholders' equity for the period from September 30, 2002 (Date of Inception) to December 31, 2003 and the period from September 30, 2002 (Date of Inception) to December 31, 2002 and the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UltraGuard Water Systems Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows and stockholders' equity for the period from September 30, 2002 (Date of Inception) to December 31, 2003 and the period from September 30, 2002 (Date of Inception) to December 31, 2002 and the year ended December 31, 2003 in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming UltraGuard Water Systems Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, UltraGuard Water Systems Corp. has not generated profitable operations since inception and has a working capital deficit of $697,178 as at December 31, 2003. These factors raise substantial doubt about UltraGuard Water Systems Corp.'s ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

April 8, 2004 except as to Note 11, which is as of September 1, 2004

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	(Restated – Note 11)	(Restated – Note 11)
	December 31,	December 31,
	2003	2002
	$	$
ASSETS
Current Assets
Cash and short-term investments	1,834	40,206
Accounts receivable	2,971	945
Inventory and contract work in progress	–	6,638
Prepaid expenses and deposits	63,613	14,039

Total Current Assets	68,418	61,828
Property and Equipment (Note 4)	204	286
Other Assets
Manufacturing Technology (Note 1)	79,561	1,585

Total Assets	148,183	63,699

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	194,080	123,947
Accrued liabilities (Note 9(d))	55,747	40,157
Wages and vacation pay payable	3,004	1,621
Customer deposits	–	11,719
Loans payable (Note 5)	310,542	439,124
Amounts owing to related parties (Note 6)	202,223	19,087

Total Current Liabilities	765,596	635,655

Stockholders' Equity (Deficit)
Common stock, (Note 7) $.001 par value,
100,000,000 shares authorized,
22,453,565 and 10,852,565 issued respectively (21,453,565 and
9,852,565 outstanding respectively)	22,454	10,853
Additional paid-in capital	420,227	(570,517)
Stock based compensation (Note 7(b))	113,471	–
Deferred compensation (Note 7(h))	(320,700)	–
Deficit Accumulated During the Development Stage	(852,865)	(12,292)

Total Stockholders' Equity (Deficit)	(617,413)	(571,956)

Total Liabilities and Stockholders' Equity (Deficit)	148,183	63,699

Contingencies (Notes 1 and 9)
Subsequent Events (Note 10)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

			(Restated – Note 11)
	Accumulated from		For the Period from
	September 30, 2002	For the Year	September 30, 2002
	(Date of Inception)	Ended	(Date of Inception)
	to December 31,	December 31,	to December 31,
	2003	2003	2002
	$	$	$

Project Revenue	32,669	32,669	–
Project Costs	33,968	33,968	–

Total Gross Profit (Loss)	(1,299)	(1,299)	–

Expenses
Foreign exchange loss	20,100	20,100	–
General and administrative	595,922	583,630	12,292
Interest	54,117	54,117	–
Provision for lawsuit (Note 9(d))	27,000	27,000	–
Stock based compensation expense	113,470	113,470	–

Total Expenses	810,609	798,317	12,292

Net Loss from Operations	811,908	799,616	12,292

Other:
Loss from discontinued operations (Note 1)	40,957	40,957	–

	40,957	40,957	–

Net Loss for the Year	852,865	840,573	12,292

Net Loss per Share		(0.05)	–

Weighted Average Number of Shares Outstanding after
giving retroactive effect to the reverse acquisition
(Note 1)		15,863,000	10,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive.)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

			(Restated – Note 11)
	Accumulated from		For the Period from
	September 30, 2002	For the Year	September 30, 2002
	(Date of Inception)	Ended	(Date of Inception)
	to December 31,	December 31,	to December 31,
	2003	2003	2002
	$	$	$
Cash Flows From Operating Activities

Net Loss	(852,865)	(840,573)	(12,292)

Adjustments to reconcile net loss to cash
Depreciation and amortization	82	82	–
Foreign exchange	20,100	20,100	–
Common stock issued for expenses, net of
cancellations	473,281	473,281	–
Accrual of interest	38,681	38,681	–
Stock based compensation	113,470	113,470	–

Change in non-cash working capital items
(Increase) in accounts receivable	(2,037)	(2,025)	(12)
Decrease in inventory and contract work in progress	6,638	6,638	–
(Increase) in prepaid expenses and deposits	(49,574)	(49,574)	–
Increase in accounts payable, accrued liabilities,
wages and vacation pay payable and customers'
deposits	93,741	79,852	13,889

Net Cash From (Used in) Operating Activities	(158,483)	(160,068)	1,585

Cash Flows Used in Investing Activities

Manufacturing technology acquired	(8,361)	(6,776)	(1,585)

Net Cash Used in Investing Activities	(8,361)	(6,776)	(1,585)

Cash Flows From Financing Activities
Cash received in reverse acquisition	2,410	–	2,410
Increase in loans payable	93,151	93,151	–
Increase in amounts owing to related parties	73,117	35,321	37,796

Net Cash Provided by Financing Activities	168,678	128,472	40,206

Increase (Decrease) in Cash	1,834	(38,372)	40,206

Cash - Beginning of the Period	–	40,206	–

Cash - End of the Period	1,834	1,834	40,206

Non-Cash Investing and Financing Activities:
Shares issued for manufacturing technology	71,200	71,200	–
Shares issued for expenses	783,982	783,982	–
Shares issued to settle debts	137,164	137,164	–
Shares issued for notes receivable and expenses	110,000	110,000	–

Supplementary Information
Cash paid for interest	4,991	4,991	856
Cash paid for income taxes	–	–	–

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From September 30, 2002 (Date of Inception) to December 31, 2003
(Expressed in US dollars)

						Deficit
						Accumulated
			Additional			During the
	Issued	Common	Paid In	Stock-based	Deferred	Development
	Shares	Stock	Capital	Compensation	Compensation	Stage	Total
	#	$	$	$	$	$	$

Balance – September 30, 2002 (Date
of Inception)	–	–	–	–	–	–	–

Stock issued for subscription	6,000,000	6,000	(6,000)	–	–	–	–

Adjustments for reverse acquisition
(Note 1)

- elimination of shares of Innovative
Fuel Cell Technologies, Inc.
("IFCT")	(6,000,000)	(6,000)	6,000	–	–	–	–
- add shares issued to shareholders
of IFCT to effect reverse
acquisition	6,000,000	6,000	–	–	–	–	6,000
- add issued shares of UltraGuard
Water Systems Corp. for the net
liabilities assumed by IFCT at net
book value	4,852,565	4,853	(570,517)	–	–	–	(565,664)

Net loss for the period	–	–	–	–	–	(12,292)	(12,292)

Balance – December 31, 2002	10,852,565	10,853	(570,517)	–	–	(12,292)	(571,956)

Issuance of shares for MagPower
License Agreement	400,000	400	70,800	–	–	–	71,200
Issuance of shares for consulting
expenses	5,475,000	5,475	629,387	–	–	–	634,862
Issuance of shares for legal expenses	600,000	600	67,400	–	–	–	68,000
Issuance of shares for compensation	2,400,000	2,400	78,720	–	–	–	81,120
Issuance of shares for debt	70,000	70	6,383	–	–	–	6,453
Issuance of shares for West Peak
Security Loss	1,556,000	1,556	129,154	–	–	–	130,710
Issuance of shares for notes
receivable	1,100,000	1,100	108,900	–	–	–	110,000
Less: funds not yet received	–	–	(100,000)	–	–	–	(100,000)

Stock based compensation	–	–	–	113,471	–	–	113,471

Deferred compensation	–	–	–	–	(320,700)	–	(320,700)

Net loss for the year	–	–	–	–	–	(840,573)	(840,573)
Balance, December 31, 2003	22,453,565	22,454	420,227	113,471	(320,700)	(852,865)	(617,413)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

1.	Reverse Acquisition, Nature of Operations and Continuance of Business

On December 31, 2002 ("the acquisition date"), UltraGuard Water Systems Corp. ("UltraGuard") acquired all of the outstanding stock of Innovative Fuels Cell Technologies Inc ("IFCT"). UltraGuard issued 5,000,000 common shares to the shareholders of IFCT to acquire IFCT and its wholly-owned Austrian incorporated subsidiary UltraGuard Water Systems GmbH ("UG GmbH"). UltraGuard also issued 1,000,000 common shares to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. For accounting purposes the acquisition was treated as the acquisition of UltraGuard by IFCT with IFCT as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of IFCT from September 30, 2002 (date of inception of IFCT). See Note 3 for Operations of UltraGuard prior to the reverse acquisition. UltraGuard and IFCT, as at December 31, 2002, reverted back to being a development stage Company.

IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option ("the Option Agreement") to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. ("MagPower") for use with UltraGuard's Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned the Option Agreement on October 1, 2002 from a related party. IFCT had paid Cnd$2,500 as a down payment for the Option Agreement with Cnd$97,500 payable and 400,000 shares of UltraGuard to be issued. On March 14, 2003, a License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights, IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares of UltraGuard to be issued to 500,000. On March 6, 2003, UltraGuard issued 400,000 shares into trust subject to certain criteria. On signing of the License Agreement IFCT paid Cnd$5,000 and delivered 200,000 common shares of UltraGuard to the vendors of MagPower. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, Cnd$7,500 was due and unpaid, however delivery of additional 100,000 common shares of UltraGuard was made on May 1, 2003. The remaining balance is due on the first of each month thereafter until MagPower delivers the technical drawings at a rate of Cnd$7,500 per month; and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 200,000 common shares of UltraGuard will be delivered (100,000 common shares from trust and 100,000 common shares from treasury). The payments due from May 1, 2003 monthly through September 30, 2003 amounting to Cnd$25,000 were not paid as at December 31, 2003. On February 2, 2004, UltraGuard and MagPower amended the agreement to sublicense to MagPower, in certain countries in the world, UltraGuard's ultraviolet products for sale and use by MagPower (or its sublicenses) with MagPower's magnesium fuel cell. As well, the February 2, 2004 agreement provided for issuance and delivery of the remaining 200,000 common shares (100,000 common shares from trust and 100,000 common shares from treasury), and cancellation by MagPower of the remaining C$88,800 owing by UltraGuard and IFCT as a condition of the License Agreement.

As a condition of the Option Agreement, IFCT was required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. The drawings and technical information due from MagPower is still incomplete, therefore marketing efforts have not concentrated on product sale but on product awareness. Royalties of C$25.00 per cell will be paid to MagPower based on number of units sold.

The total consideration paid for the License Agreement as at December 31, 2003 was $79,561 which includes the value of 400,000 common shares being $71,200.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2003, the Company has not recognized significant revenue, has a working capital deficit of $697,178, and has accumulated operating losses of $852,865 since inception of IFCT being September 30, 2002. The continuation of UltraGuard and IFCT is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about UltraGuard's and IFCT's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

1.	Reverse Acquisition, Nature of Operations and Continuance of Business (continued)

During fiscal 2003, due to lack of finances, UltraGuard and IFCT discontinued its operation in Europe and closed UG GmbH and will concentrate its efforts on the North American market where its UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives. A loss from discontinued operations of $40,957 was charged to operations.

Funds were provided to UltraGuard on February 19, 2003 through an agreement entered into with a Germany resident. Under the agreement the German resident provided a US$50,000 loan bearing interest at 10%, payable within 6 months or convertible into UltraGuard's common stock at $0.30 per share. This loan has not been repaid and remains outstanding at the end of 2003.

See Note 10, Subsequent Events, for additional proceeds from loans.

2.	Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of UltraGuard. IFCT (a Nevada Corporation) and IFCT's Austrian based UltraGuard Water Systems GmbH (UG GmbH). The operations of IFCT were discontinued during fiscal 2003. All significant intercompany transactions and balances have been eliminated and costs of the closing of UG GmbH have been recorded.

On December 31, 2002 ("the acquisition date"), UltraGuard Water Systems Corp. ("UltraGuard") acquired all of the outstanding stock of Innovative Fuels Cell Technologies Inc ("IFCT"). UltraGuard issued 5,000,000 common shares to the shareholders of IFCT to acquire IFCT and its wholly-owned Austrian incorporated subsidiary UltraGuard Water Systems GmbH ("UG GmbH"). UltraGuard also issued 1,000,000 common shares to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. For accounting purposes the acquisition was treated as the acquisition of UltraGuard by IFCT with IFCT as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of IFCT from September 30, 2002 (date of inception of IFCT). See Note 3 for Operations of UltraGuard prior to the reverse acquisition.

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

Revenue recognition

Product sales are recognized at the time goods are shipped by customers. System and project revenue are recognized utilizing the percentage of completion method based upon materials installed and labour costs incurred. All related costs including any contract revisions or changes are recognized in the period in which they occur.

UltraGuard recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

Estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles used in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Monetary balance sheet items are translated into US dollars at the rate of exchange on the balance sheet date. Non-monetary balance sheet items are translated into US dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary's operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss and are included separately in operations.

Basic and Diluted Net Income (Loss) Per Share

UltraGuard computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Accounting for Stock-Based Compensation

UltraGuard accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. UltraGuard has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123. UltraGuard accounts for stock issued for services to non-employees in accordance with SFAS No. 123. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003, UltraGuard has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Financial Instruments

UltraGuard's financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities, advances from related and non-related parties. Unless otherwise noted, it is management's opinion that UltraGuard is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject UltraGuard to credit risk consist principally of cash. Cash was deposited with a high credit quality institution.

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on UltraGuard's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on UltraGuard's results of operations or financial position.

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Significant Accounting Policies (continued)

Income Taxes

UltraGuard has adopted the provisions of FASB's SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on UltraGuard's financial statements. As of December 31, 2003 UltraGuard has accumulated net operating losses in Canada and the United States available to offset future taxable income as scheduled below

Losses	Expiration
$	Date

240,000	2011
202,000	2012
650,000	2013
152,000	2014
444,000	2015
517,000	2016
688,000	2017
479,000	2018

3,372,000

Pursuant to SFAS 109 UltraGuard is required to compute tax asset benefits for net operating losses carried forward. If total losses were recognized, UltraGuard would receive a tax benefit of $1,146,000. The potential benefit of net operating losses has not been recognized in the financial statements because UltraGuard cannot be assured that it is more likely than not that it will utilize the net operating losses in future years, therefore, a valuation allowance of $1,146,000 has been recognized. The tax asset and valuation allowance was $163,000 in 2002 (2001 - $234,000).

Loss Contingencies

UltraGuard estimates a loss from a loss contingency in accordance with Financial Accounting Standards ("SFAS" No. 5 "Accounting for Contingencies". UltraGuard accrues the loss by a charge to income when there is information available that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

3.	Operations of UltraGuard Prior to Reverse Acquisition with IFCT

Up to February 2002 UltraGuard focused its activities on the manufacturing and marketing of its Ultra Guard® ultra violet based patented water treatment system through its wholly owned Canadian subsidiary, UV Systems Technology Inc. ("UVS"). These products and systems were sold primarily for municipal waste disinfection, treatment.

During the period from acquiring UVS in August 1996 to February 2002, operating activities had not generated profitability.

On February 5, 2002, UltraGuard reached an agreement with the Clearwater Group ("Clearwater") to assume the UVS manufacturing responsibilities of any new Ultra Guard® water treatment systems to be supplied to UVS's strategic alliance partner, US Filter. Clearwater would also provide warranty services on any previously sold Ultra Guard® water treatment systems.

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

3.	Operations of UltraGuard Prior to Reverse Acquisition with IFCT (continued)

During fiscal 2002, UltraGuard commenced designing and developing the home use Point of Use and Point of Entry UV disinfection systems for drinking water. Point of Use systems are installed under a sink; Point of Entry units are installed at the water supply entry into the building. This UV product may include dual filtration cartridges in advance of the UV system.

At a special meeting held on November 15, 2002 UltraGuard reorganized. Its shares were consolidated on a 1:50 basis; the authorized capital increased to 100,000,000 shares and the name was changed to UltraGuard. In December 2002, UltraGuard divested itself of the UVS operations while retaining any royalty or other revenues that may be received from the sale or use of the UVS patented Ultra Guard® technology.

The debt load being carried by UltraGuard as a result of the UVS operations were impairing UltraGuard's ability to obtain investment funds or make any other financing arrangements. On December 30, 2002, the Company disposed of its 100% owned asset, UVS. Under the terms of these agreements, UltraGuard sold 100% of the shares of UVS to 659999 BC Ltd, a Canadian private company, in exchange for the transfer and assignment to UltraGuard of all outstanding and future royalties from Clearwater Technologies Inc ("Clearwater") and any other rights UVS may have under the License Agreement, which covered the UltraGuard® patents and technology. UVS entered into this Licence Agreement with Clearwater on February 5, 2002. No value was placed on this agreement. Full details of these Agreements between UVS and 659999 BC Ltd were filed with the Securities and Exchange Commission on Form 8-K dated January 15, 2003. Clearwater has failed to pay funds due under the various agreements, which they signed and had refused to pay any of the required payments. A writ of summons was issued against Clearwater in July 2003 in specific amounts totalling C$774,366 plus additional amounts for failure to perform, demand for return of leased equipment and cancellation of the Joint Venture Agreements. Clearwater has filed a defence against all claims. UltraGuard is continuing to pursue this action.

See Note 1 for UltraGuard's reverse acquisition with IFCT.

4.	Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and reflects the residual value as at December 31, 2003.

			December 31,	December 31,
			2003	2002
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Office furniture and equipment	5,533	5,329	204	286

5.	Loans Payable

a)
Loans payable, including interest, in the amount of $261,423 were partially repaid during the year ended December 31, 2003. The security pledged, 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by UltraGuard's President, Ken Fielding, to secure the loans, was called and taken by the note holder. To compensate West Peak for its losses, UltraGuard issued 1,556,000 common shares to West Peak in full payment for their losses amounting to $130,711. UltraGuard agreed with Ken Fielding to set an unsecured loan payable in the amount of $130,712 with interest at 6% per annum as compensation for his losses (see Note 6).

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

5.	Loans Payable (continued)

b)
Loans payable, totalling $125,000 plus accrued interest of $30,000 was renegotiated in December 2002 as a non-interest bearing loan amount set at $155,000. Payments were to be made, totalling $80,000, commencing February 15, 2003 with final payment due June 16, 2003, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. The payment due February 15, 2003 was not made. No payment was made on March 15, 2003 or subsequently. On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000 and on May 2, 2003, UltraGuard was served with a writ of summons. UltraGuard entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information to support their claim and UltraGuard responded with a "no defense" position and judgment was issued in the amount of $183,944 (C$234,642) including interest and legal costs. On April 5, 2004 UltraGuard appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to UltraGuard's assets and its ability to pay the judgment including interest. The hearing was adjourned; UltraGuard will be required to provide additional detailed financial information.

c)
Loans payable totalling $61,549 plus accrued interest of $5,096 are unsecured and bear interest at 10% per annum. These loans are repayable at any time or when financing in excess of $250,000 is obtained by UltraGuard but not later than August 19, 2003. At the option of the note holder, the principal portion of the loans can be converted into common shares at $0.30 per share at any time within 12 months from February 19, 2003. At the date of filing this report the loan remains unpaid.

	d)	A note payable to Elco Bank & Trust Company Limited of $45,174 is unsecured and bears interest at 10% per annum and due on December 31, 2004.

	e)	Loans payable totalling $14,780 are due on demand, unsecured, and non-interest bearing.

6.	Amounts Owing to Related Parties

These amounts, totalling $202,223, represent unpaid wages and consulting for two officer/directors in the amount of $68,074, which are due on demand, unsecured and non-interest bearing and include an amount of $130,712 plus accrued interest of $3,437 due to Ken Fielding as a result of actions taken discussed in Note 5. Imputed interest on previous non-interest bearing related party loans totalled $31,928 which was recorded as donated capital, calculated at 10% per annum. In fiscal 2003, two officers/directors were issued 2,400,000 shares of common restricted stock of UltraGuard at $0.0338 per share totalling $81,120 for partial payment of wages.

7.	Common Stock

	(a)	Private Placement

On September 25, 2003, pursuant to a private placement, UltraGuard issued 1,100,000 common shares at $.09091 per share for a $100,000 promissory note and interest. The note is non-interest bearing and due on December 29, 2003. If the note is not paid then the shares will be cancelled and returned to UltraGuard. Subsequent to December 31, 2003, UltraGuard agreed to extend the note to September 29, 2004.

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

7.	Common Stock (continued)

	(b)	Warrants outstanding as at December 31, 2003:

On October 3, 2000, 3,000,000 Class C warrants were issued pursuant to a Strategic Alliance and other agreements with US Filter's Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter ("US Filter") to market and sell under license UltraGuard's UltraGuard® ultraviolet disinfection technology for water and wastewater applications. The value of the 3,000,000 Class C Warrants issued totalled $656,700. In June 2001, UltraGuard entered into a funding agreement with US Filter/Wallace and Tiernan Products Group. As a term of the funding agreement, the warrant exercise price on the above 3,000,000 warrants was reduced to $0.24 per share. The expiry date of these warrants was changed to October 3, 2010. In addition, 5,105,000 Class C warrants were issued with an exercise price of $0.24 per share and an expiry date of October 3, 2010. These additional warrants were issued because of certain funding criteria being met. The value of the 5,105,000 Class C warrants issued totalled $478,000. These amounts, totalling $1,134,700, are being amortized to operations at $113,470 per annum; $47,800 as a financing expense and $65,670 as a marketing expense. As a result of the 1:50 Reverse Split, the total number of C warrants were reduced to 162,100 with an exercise price of $12.00 per share. On August 27, 2003 US Filter terminated the Strategic Alliance Agreement for defaults under the terms of the Agreement including failure of Clearwater to enter into a transfer agreement.

	(c)	Incentive Plan

On November 26, 2003, UltraGuard adopted The Incentive Plan that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the plan, UltraGuard may issue 5,000,000 shares of common stock or grant options. On December 3, 2003 UltraGuard issued 1,050,000 shares to a consultant for services valued at $105,000. These services were valued based on the fair value of shares issued being $0.10 per share.

On December 4, 2003 the Company issued 400,000 shares for legal services valued at $48,000.

	(d)	2003 Employee Benefit Plan

The common stock underlying the 2003 Employee Benefit Plan, registering 2,400,000 shares for future issuance, was registered with the Securities Exchange Commission on March 28, 2003 on Form S-8.

On March 31, 2003, UltraGuard issued 600,000 shares to a consultant for services valued at $113,400.

On June 9, 2003, UltraGuard issued 345,000 shares for legal and consulting services valued at $44,850.

On July 25, 2003 UltraGuard issued 1,200,000 shares to a consultant and to an employee for services valued at $117,050.

	Shares		Weighted Average
	Under Option	Weighted Average	Remaining Life of
	#	Option Price $	Options (Months)
December 31, 2002	–	–	–
Granted	125,000.13
December 31, 2003	125,000.13		32

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

7.	Common Stock (continued)

	(d)	2003 Employee Benefit Plan (continued)

The fair value of the employee's purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions on the above granted options: risk free interest rate was 5%, expected volatility of 100%, an expected life of 3 years and no expected dividends.

These options were granted for services provided, or to be provided, to UltraGuard. Statement of Financial Accounting Standards No. 123 ("SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. UltraGuard has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of UltraGuard's shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

If compensation expense had been determined pursuant to SFAS 123, UltraGuard's net loss and net loss per share would have been as disclosed below.

During fiscal 2003, UltraGuard adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The pro forma information is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2003	2002
	$	$

Net loss
As reported	(840,573)	12,292
Stock Based Compensation – as reported	113,470	–
Stock Based compensation – determined under fair market value	(115,500)	–

Pro forma	(842,603)	12,292

Basic net loss per share
As reported	(.05)	–
Pro forma	(.05)	–

(e)	Independent Contractor/Consulting Agreement Plan

On June 11, 2003 UltraGuard registered and issued 1,500,000 shares on Form S-8 to three consultants for product marketing consulting expenses amounting to $195,000. These services were valued based on the fair value of shares issued being $0.13 per share.

(f)	Long-Term Equity Incentive Plan

UltraGuard has allotted 100,000 shares pursuant to a Long-Term Equity Incentive Plan.

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

7.	Common Stock (continued)

	(g)	Legal Services Plan

On March 24, 2003 UltraGuard filed a Form S-8 POS with the SEC, which cancelled the Plan and all remaining shares.

	(h)	Valuation of Common Stock Issued for Services

During fiscal 2003 UltraGuard issued the following common shares for consulting and legal services for fair value based on the service received of $702,862.

	Issued	Total	Weighted Average
	Shares	Fair Value	Fair Market Value
	#	$	Per Share $
Consulting for future services	5,100,000	614,400.12
Consulting for past services	375,000	20,462.05
Legal	600,000	68,000.11

	6,075,000	702,862.12

The terms of the consulting agreements for future services are over one year and have various expiry dates. As a result $293,700 has been charged to operations as consulting expense and the balance of $320,700 has been charged to shareholders' equity as deferred compensation.

8.	Segmented Information

The business of UltraGuard is carried on in one industry segment (see Note 1).

UltraGuard and IFCT currently operate in two geographic segments. The United States operations only consist of costs associated with debt and equity financing and being a public company. As a result of the disposition of UVS, (see Note 3) UltraGuard and IFCT now operate in one business segment and one geographical area.

	Year ended
	December 31, 2003
		United
	Canada	States	Europe	Total
	$	$	$	$
Revenue	–	32,669	–	32,669
Expense	–	832,285	40,957	873,242

Loss	–	(799,616)	(40,957)	(840,573)

	As of				As of
	December 31, 2003				December 31, 2002
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$

Identifiable assets	–	68,622	–	68,622	–	62,114	–	62,114
Manufacturing technology	–	79,561	–	79,561	–	1,585	–	1,585

Total assets	–	148,183	–	148,183	–	63,699	–	63,699

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

9.	Legal Proceedings/Contingency Accrual

(a)
On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against UltraGuard, Kenneth Fielding (UltraGuard's President and Director), and Charles P. Nield (a former Director and Vice President of UltraGuard), O'Flynn alleges that in April of 1996, he purchased common shares of UltraGuard based on a representation that they would be free trading in 40 days of "the filing of a prospectus." He further alleges that in September of 1996 he purchased additional common shares of UltraGuard based on the representation that the shares would be free trading within 40 days of the common shares becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. UltraGuard filed an answer denying the claims and will continue to actively defend the suit. The suit has remained inactive since early 1999. There has been no loss provision accrued pursuant to this action against UltraGuard.

(b)
On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000. UltraGuard entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and UltraGuard responded with a "no defines" position. Judgment was issued in the amount of $183,944 (C$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in the Supreme Court of British Columbia to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The hearing was adjourned; UltraGuard will be required to provide additional detailed financial information.

(c)
On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which, among other things elected a new slate of directors and revised UltraGuard's by-laws. UltraGuard refused to accept the consent resolution or by-laws as in the opinion of UltraGuard's legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, UltraGuard elected two additional directors; Edward White and Erin Strench to UltraGuard's board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against UltraGuard and its five directors prohibiting UltraGuard, from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of UltraGuard. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge, Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by UltraGuard's counsel. The plaintiff responded on July 18, 2003 and UltraGuard's counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. UltraGuard's counsel has responded to the various other suits filed against UltraGuard and its directors. Counsel for UltraGuard was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 UltraGuard's legal counsel filed to withdraw from the action as a result of non- payment of legal fees. The court approved the withdrawal on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. In the interim, the parties to this dispute are attempting to reach a settlement on all matters.

	(d)	UltraGuard has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal. This amount is included in accrued liabilities.

UltraGuard Water Systems Corp.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

10.	Subsequent Events

	(a)	775,000 common shares were issued to a consultant for marketing services.

	(b)	$34,040 was received from Elco Bank & Trust Company. This loan bears interest at 10% and is unsecured and non-interest bearing.

	(c)	Refer to Note 1 to an amendment of the License Agreement.

11.	Restatements

It was determined that the acquisition of Innovative Fuel Cell Technologies, Inc. ("IFCT") was a reverse acquisition of UltraGuard instead of an acquisition of IFCT by UltraGuard as previously reported. The shareholders of IFCT gained control of UltraGuard on December 31, 2002. Certain disclosures and financial statement amounts have been restated as of December 31, 2002. The December 31, 2002 operating results are now those of IFCT from September 30, 2002 (Date of Inception) to December 31, 2002. For the year ended December 31, 2002 net loss has been restated to decrease the loss from $657,617 to $12,292 and net loss per share has been restated to decrease the loss per share from $0.06 per share to nil. There were no restatements to net loss for the year ended December 31, 2003. The balance sheets as at December 31, 2002 and 2003 were restated to remove $1,025,291 of capitalized manufacturing technology and the stockholders' equity section was revised to eliminate the stockholders' equity of UltraGuard. Previously reported stockholders' equity as at December 31, 2002 of $453,335 has been reduced by $1,025,291 to a stockholders' deficit of $571,956 and the previously reported stockholders' equity as at December 31, 2003 of $407,878 has been reduce by $1,025,291 to a stockholders' deficit of $617,413. The cash flow statement for the fiscal year ended December 31, 2002 was restated accordingly and no restatements were made for the year ended December 31, 2003. Since IFCT was in the development stage these financial statements were revised to include certain required disclosures for Development Stage Enterprises pursuant to Statement of Financial Accounting Standard ("SFAS") No. 7 including accumulated from inception disclosures for the statement of operations and cash flows and stockholders' equity. Notes 1, 3 and 4 have been significantly revised to reflect the reverse acquisition.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP

Date: September 16, 2004	By:	/s/ Kenneth R. Fielding

Kenneth R. Fielding
President

Date: September 16, 2004	By:	/s/ John R Gaetz

John R Gaetz
CFO