Form 10KSB/A
period 2003-12-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2004-10-29
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 000-21753

ULTRAGUARD WATER SYSTEMS CORP.
Name of Small Business Issuer in Its Charter

NEVADA	88-0263701
State of Incorporation	I.R.S. Employer
Identification No.

914 SHERWOOD AVENUE
COQUITLAM, B.C. CANADA	V3K 1A6
Address of Principal Executive Offices	Zip code

604-540-8282
Issuer's Telephone Number

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
Title of class

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB  ☐

The issuer's revenues for its most recent fiscal year were $32,669

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer amounting to in aggregate 17,153,570 computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on April 8,2004 was $1,243,643. The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 23,553,570 on April 12, 2004.

PART I

RISK FACTORS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND ULTRAGUARDS' CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY'S, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG THESE FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY'S PRODUCTS; THE COMPANY'S OVERALL AVILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY'S PRODUCTS; AND OTHER RESK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

WE ARE SUBJECT TO THE RISKS, EXPENSES, PROBLEMS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN THE ESTABLISHMENT OF A RESTRUCTURED BUSINESS, ESPECIALLY IN THE CONTINUALLY EVOLVING, INTENSELY COMPETITIVE, POTABLE WATER TREATMENT INDUSTRY.

Investment in our common stock involves a high degree of risk. Prospective investors should carefully consider the following risk factors in addition to other information in this annual report before purchasing our common stock.

We have generated no profits to date and have accumulated losses to December 31, 2003 fiscal yearend amounting to $727,102 and a working capital deficit of $679,178. We cannot assure that we will become profitable at any time in the foreseeable future.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses. If we are unable to do so, we face a risk of insolvency.

The auditors' report on our December 31, 2003 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of our limited operating and sales history, we cannot make reliable projections of our future revenues and operating costs.

If we are able to generate sales, we may have to hire additional personnel to service our customers and to continue development of our technology. We may also have to incur additional marketing and overhead expenses. As a result of our lack of historical sales, we cannot make reliable projections of the number of additional personnel we will require, the cost of employing those personnel, or the level of marketing and overhead expenses we will incur. We thus have no assurance that any revenue we earn will be sufficient to cover the cost of earning that revenue, or to generate operating profits.

Because our work force is small, with only 2 full time people and 1 part time, employed either as officers, employees or contractors, we are vulnerable to the loss of key people or to rapid expansion.

We employ only 3 people (full and part-time) either as officers, employees or contractors. We try to employ people with skill sets that match the specific fields important to our business. As a result, the departure of a single person could materially adversely affect our business. We do not have key man insurance on any of the people we employ.

Qualified technical personnel are in great demand in all high technology industries. Accordingly, it may be difficult for us to replace people who depart, or to hire additional people we may require if we are able to generate substantial sales.

Because the market price of our common stock has been particularly volatile, purchasers of our common stock face a high degree of market risk.

The market price of our common stock has experienced extreme fluctuations. We believe that the fluctuations in our stock price have resulted primarily from market perceptions of the speculative value of our business opportunities. The susceptibility of our stock price to fluctuation exposes purchasers of our stock to a high degree of risk.

Because we have generated no profits from inception to December 31, 2003, and our business has not been profitable with accumulated losses of $739,394 from inception to December 31, 2003, we may not be able to raise the additional capital we need.

We will require additional capital to continue the development of our products, to pay the costs of marketing those products, or to cover operating losses until we are able to become profitable. As we have never generated operating profits or significant sales revenue, we may not be able to raise the amount of capital we require.

Several other factors may also hinder our efforts to raise capital. They include the following:

  Our share price has been highly volatile during 2001, 2002 and 2003. The volatility of our share price may deter potential investors.

  Subsequent to the beginning of 2000, many technology companies have experienced financial difficulties and rapidly declining share prices. As a result, potential investors may be less willing to invest in technology companies generally.

  Subsequent to the beginning of 2000, capital markets have become tighter generally, with less financing available for technology companies.

  Capital markets have become tighter due to international tensions beginning on September 11, 2001.

Because we will have to raise additional capital through equity sales and in payment of expense and services, the interests of shareholders may be diluted.

To raise additional capital we may have to issue additional shares, which may dilute the interests of existing shareholders substantially. Alternatively, we may have to borrow large sums, and assume obligations to make substantial interest and capital payments. We may also have to sell significant interests in some or all of our products. If we are able to raise additional capital, we cannot assure that it will be on terms that enhance the value of our common shares.

Because our stock may be subject to "low price stock" rules, the market for our stock may be limited.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price less than $5.00. Our stock is presently covered by those rules, and may continue to be so. The penny stock rules require broker-dealers to make a special suitability determination before selling our stock to investors who are not either regular customers or accredited investors. As a result, the potential market for our stock may be limited.

ITEM 1.                DESCRIPTION OF BUSINESS

Our financial statements are presented in United States dollars, and dollar figures stated in this annual report refer to United States dollars (except where specified otherwise). As our head office is in Canada, many of our transactions are completed in Canadian dollars ("C$"). For purposes of this annual report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of Cdn$1.00 = US$0.7135 being the average exchange rate during the year ended December 31, 2003.

Business Development

Vancouver-based UltraGuard Water System Corp ("UltraGuard") or ("Company"), (formerly Service Systems International, Ltd.), through its previously owned subsidiary UV Systems Technology, Inc. ("UVS") are committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, ultraviolet-based water treatment products and systems.

For the period up to February 2002 we were the designer, manufacturer and marketer of state of the art ultraviolet disinfection systems for wastewater disinfection with additional application possibilities in potable water. During fiscal 2002 the Company's business changed from a focus on wastewater disinfection to the purification of potable water using ultraviolet and filtration.

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

In December 2002 we entered an additional business segment; the manufacturing and marketing of a primary, alternative and emergency power generating Magnesium-Air power cell. Through a reverse acquisition concluded on December 31, 2002 UltraGuard Water Systems Corp. ("UltraGuard") acquired all of the outstanding stock of Innovative Fuels Cell Technologies Inc ("IFCT"). UltraGuard issued 6,000,000 common shares to the shareholders of IFCT to acquire IFCT and its wholly owned Austrian incorporated subsidiary UltraGuard Water Systems GmbH ("UG GmbH"). For accounting purposes the acquisition was treated as the acquisition of UltraGuard by IFCT with IFCT as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of IFCT from September 30, 2002 (date of inception of IFCT). UltraGuard and IFCT, as at December 31, 2002, reverted to being a development stage Company.

IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option ("the Option Agreement") to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. ("MagPower") for use with UltraGuard's Point of Use Ultraviolet Water Purification System and for ancillary uses such as lighting, radio and other low energy electrical needs.

As a condition of the Option Agreement, IFCT is required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. The drawings and technical information due from MagPower is still incomplete, therefore marketing efforts have not focus on product sale. Using the services of strategically located consultants within developing countries have we have concentrated on product awareness.

COMPANY'S BACKGROUND

The Company was incorporated in Nevada in August 1990 under the name Service Systems International Ltd and was inactive until eight Canadian and European individuals acquired it in July 1995. The investor's intent was to develop the Company into the United States marketing arm of UV Systems Technology Inc., which was incorporated in British Columbia, Canada in 1993. The Company issued 1,600,000 shares of its restricted common stock ("Common Stock") to certain individual stockholders and one of our officers, as repayment of cash paid to others for expenses related to the acquisition. On October 15,2002 the Company changed its name to UltraGuard Water Systems Corp.

Or offices are located at 914 Sherwood Avenue, Coquitlam British Columbia, Canada, V3K 1A6, our telephone number is (604) 540-8282 and our Internet website address is www.ultraguard.com. References in this document to we, us, our, and the company include Innovative Fuel Cell Technologies Inc and UltraGuard Water Systems GmbH, unless the context otherwise requires. ULTRA GUARDR and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners. All monetary figures in the document are in United States dollars except Canadian dollars which are indicated as "C$".

To advance our marketing objectives in wastewater disinfection using ultraviolet, in September 1995 we entered into a marketing distribution agreement (embodying an earlier oral agreement) with UV Systems Technology Inc (UVS), for marketing rights for the UltraGuardR system in eight US Western states. In July

1996 we entered into a funding agreement with UVS. During this period, we structured an agreement with two principals and certain minority shareholders and exchanged common stock to acquire 50.69% of UVS. Under subsequent agreement with the two principal shareholders Working Opportunity Fund and MDS Ventures Pacific, Inc, (49.39%), dated February 14, 2000 we acquired the remaining 49.31% of common stock and all outstanding preferred stock of UVS.

During 2002, the Company was unable to raise the additional funds necessary to continue the operations of UVS and with UVS liabilities exceeding assets by a significant amount, the board of directors and investors determined that by selling UVS the Company could continue viable operations pursuing a new product focus (see Our Products). On December 31, 2002 the Company entered into various agreements for the disposition of UVS and the removal of the UVS debt and receivable carried on the Company's financial statements. Manufacturing and marketing of the UVS technology had been discontinued by the Company and was licensed to Clearwater Industries in February 2002. The purchaser of UVS was 659999 BC Ltd, a corporation controlled by two officers and directors of the Company. Terms of the sale included the transfer by UVS to the Company of all current and future revenue that may accrue as a result of the UVS technology, which was all revenue the Company could have accrued had it not sold UVS. The intent of 659999 BC Ltd is to keep UVS inactive. Full details of these agreements are available on Form 8K filed with the SEC on January 15, 2003.

On December 31, 2002 the Company acquired through a reverse acquisition, 100 % of Innovative Fuel Cell Technologies Inc ("IFCT"), a Nevada Incorporated company, the holder of an option to purchase a worldwide license from MagPower Systems Inc (MagPower) for their air magnesium fuel cell technology for use with the Company's point of use ultraviolet disinfection equipment. The purchase price in the option agreement was C$100,000 and 400,000 shares of the Company's common stock. Once the option is exercised, MagPower is to provide the Company with the technical information necessary for the manufacture and sale of the air fuel cell battery (Fuel Cell). The Fuel Cell will provide the necessary power to operate ultraviolet disinfection systems, lighting and ancillary equipment in areas of the world where no other forms of electrical power is available. The product has applications in remote areas of all countries worldwide. Applications in developing countries such as Africa, some of the Middle East countries and China, where large numbers of the population are not serviced by an electrical grid and do not have a safe water supply, are market areas. The Company issued six million shares of its common stock to the shareholders of IFCT for 100% of IFCT. Included in the IFCT assets was the Austrian Company, UltraGuard Water Systems GmbH ("GmbH). The incorporation of GmbH was made by IFCT in contemplation of its sale of IFCT to the Company. GmbH was set up to manufacture and market Point of Use UV produces in Germany and the European Union Countries ("EU") to exploit the EU and other European markets potential. The market potential was increased when the European Commission recently brought in strict guidelines ("EU Water Framework Directive"). Effective January 2004 member states must ensure that drinking water meets stringent guidelines to protect the quality of the water (both hot and cold) that consumers receive from their taps; the Point of Use. In addition GmbH will manufacture the Fuel Cell products for the various world markets.

On March 14, 2003 the Company exercised the license for the Fuel Cell. The license agreement was signed between MagPower and the Company's wholly owned subsidiary, IFCT. The Company will pay C$102,500, and issue five hundred shares of the Company's common stock. Payments terms were modified to reflect the delivery of technical information necessary to enable the Company to manufacture the Fuel Cell and additional rights of use. The terms of the signed license agreement included additional rights of use of the fuel cell for ancillary services to power items such as lighting and other ancillary uses for which IFCT increased the cash payable by C$2,500 to a total amount of Cnd$102,500 and increased the number of Company shares that would be paid by 100,000 to a total of 500,000. On signing, the Company paid C$5,000 and delivered 200,000 common shares of UltraGuard. The balance of the license fee was to be paid, C$5,000 on April 1, 2003; this payment was made on March 21, 2003 and 100,000 common shares of the Company due on May 1, 2003 were delivered. Payments due in the amount of C$7,500 on the first of each month thereafter until MagPower delivers the technical drawings and information for manufacturing, were not paid, leaving a balance of C$88,800 unpaid. Subsequent to December 31, 2003 the Company and MagPower executed an amendment to the license agreement providing for the forgiveness of the outstanding balance owed to MagPower amounting to C$88,800 and delivery to MagPower of the remaining 200,000 shares of the Company's stock in exchange for the granting of a sublicense to MagPower to purchase and sell the Company's ultraviolet water purification systems in combination with the Fuel Cell. The territory covered by this amendment includes Africa, India, China, Afghanistan, Kazakhstan, Bangladesh, Pakistan, Malaya, Singapore, South Korea and Japan. The amendment includes the right for the Company to enter into any of these countries and appoint sub-licensee if MagPower has not previously appointed sub-licensees.

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

WASTERWATER SYSTEMS

The UV disinfection system is sold under its registered trademark, UltraGuard® SLR System. The UltraGuard® system incorporates: 1) low-pressure, high intensity, high efficiency UV lamps, 2) infinitely variable ultraviolet lamp controllers, 3) a patented high-performance reactor module, 4) patented flow-balanced weirs, and 5) an automatic quartz sheath cleaning system. Currently this product is primarily sold for municipal wastewater disinfection. However, our UV technology can be applied to many treatment needs. These include industrial process water disinfection, potable water disinfection, and other fluid and air disinfection. UV disinfection systems have none of the safety issues with which chlorination systems must deal. UV has the advantage of being relatively simple to operate and maintain. UV disinfection is a physical, rather than chemical process, using UV radiation to permeate bacterial and viral cell walls and prevent the cells from replicating.

On January 26, 2001, we entered into a Strategic Alliance Agreement (and associated agreements) with US Filter's Wallace and Tiernan Products group (USFilter) to market our Ultra Guard® wastewater UV System in North, South and Central America and the Caribbean, filed with the SEC on Form 8-K on February 27, 2001.

On February 5, 2002 we signed an agreement with Clearwater Technologies Inc wherein Clearwater agreed to assume the manufacturing for new UV projects. This agreement included Clearwater's requirements to supply these products to our Strategic Alliance partner, USFilter and to adhere to the terms and conditions contained within the USFilter Strategic Alliance Agreement. AS well, Clearwater was required to provide warranty services on previously delivered UV products. The Company was to be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. Clearwater failed to live up to its commitment, failed to pay the Company funds owed and generally failed to perform its commitments under the USFilter Strategic Alliance Agreement. In August 2003 USFilter terminated the Alliance Agreement (and associated agreements).

On July 23, 2003 UVS issued writ against Clearwater for recovery of amounts owing.

MARKETING.

The Company's UV POU and POE purification systems will be marketed under the brand name UltraFlo and the fuel cell system will be brand named UltraCell. Our UltraFlo products will be sold through distributor companies and directly through our website. An E-commerce marketing section to be setup within our website will permit retail users to purchase products and components directly. In addition, UltraCell products will be marketed through MagPower, under a recently amended license agreement (on February 4, 2004), and by the Company through distributors to be setup in the various countries. Setting up the representative and distributor network for the UltraFlo and UltraCell products will be an ongoing process. Until MagPower's development program on the fuel cell is complete, the signing up of distributors has been delayed. Until the fuel cell product becomes market ready in mid to late 2004 the Company's focus will be on identifying future distributors and promoting awareness of the UltraCell product through consultants in strategic market locations. Strategic partners will be identified with whom we will form alliances. As well, home name brand distributors, large plumbing contractors, building developers, etc will be approached to market the UltraFlo products.

In Korea, our wastewater product Licensee Vitzrosys manufactures exclusively for the Korean and non-exclusively for the Asian Market.

CUSTOMERS

The POE and POU UltraFlo UV purification system will be sold world wide, to a population, which has become very concerned about the safety of the water they consume.

Water quality is generally deteriorating worldwide. The UNESCO World Water Development Report states "disinfection at the point of use is consistently the most cost-effective intervention". With outbreaks of e-coli and other bacteria occurring in the municipal water supply (Walkerton, Ontario), surface water and the aquifer, the population is becoming increasingly concerned that water needs special handling to make it safe. The occurrence of contaminates in the water supply (Giardia, and Cryptosporidium cysts), which cannot be deactivated by chlorine give people cause for concern. Ultraviolet and filtration can deactivate or remove these cysts as well as bacteria and virus from drinking water, making it safe for consumption. Concerns about the drinking water supply even in areas with municipal water treatments facilities, has driven consumers to bottled water, delivery water and home filtration. We believe these consumers are potential clients for the POE and POU UltraFlo UV purification systems. UltraGuard Water Systems GmbH (now discontinued operations) was set up to manufacture the POU UltraFlo UV produces in Germany and market it the European Union Countries ("EU") to exploit the EU and other European markets potential. The market potential was increased when the European Commission recently brought in strict guidelines ("EU Water Framework Directive"). Effective January 2004 member states must ensure that drinking water meets stringent guidelines to protect the quality of both hot and cold water that consumers receive from their taps; the Point of Use.

In areas where electrical power is unavailable, the Magnesium-Air Power Cell (UltraCell) will provide a source of power to the population of the world's most remote areas. On the African continent, in countries such as South Africa the UltraFlo POU purification systems in combination with the UltraCell we can provide safe, clean drinking water. In addition, the UltraCell will supply power to those remote areas for lighting and basic services such as radio, television and even computers. Any area in the countries of the world where a reliably, full time electrical supply is unavailable or where natural or human caused disasters may interrupt the electrical power supply, can use the UltraCell as a full time or emergency standby power source.

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

ITEM 2.                DESCRIPTION OF PROPERTY

In September, 2003, the Company's executive offices were relocated to 914 Sherwood Avenue, Coquitlam, British Columbia. The premises have approx. 400 square feet of executive offices. Currently the company is leasing the existing space on a month-to-month basis. No Insurance plans cover the contents.

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a "no defines" position and judgment was issued in the amount of $193,944 (C$234,642) including interest and legal costs On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The hearing was adjourned; the Company will be required to provide additional detailed financial information.

On June 6th, 2003 a group of shareholders consisting of the original owners of Innovative Fuel Cell Technologies Inc (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company's legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors; Edward a White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five director prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition two shareholders issued writs against the four directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Company's counsel has responded to the various other suits filed against the Company and its directors. The Company had attempted during the second quarter to have these cases moved from Nevada State court to federal court and in the third quarter we were advised that these cases would be heard in federal court. Subsequent to December 31, 2003, in March 2004 the Company's legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal in two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. In the interim the parties to this dispute are attempting to reach a settlement in all matters. The Company and the Directors have been attempting to settle this matter out of court and continues to make progress in that regard, expecting that early in the second quarter the matter should be settled.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and is listed on the Over the Counter Bulletin Board under the symbol "UGRD.OB". The following table sets forth for the periods indicated the high and low bid prices of our common stock as reported by the OTC-BB during each quarter. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The period from Fiscal Year 2001 up to September 30 of the fiscal year 2002 shows share values before effect of a 1:50 reverse split, the last numbers in brackets shows values after effect of the 1:50 reverse split. All figures shown in the fiscal year ended December 31, 2003 are in actual values reported by the OTC-BB.

FISCAL YEAR 2001
Quarter ended March 31, 2001	0.33(16.50)	0.71(35.50)
Quarter ended June 30, 2001	0.155 (7.75)	0.40 (20.00)
Quarter ended September 30, 2001	0.12 (6.00)	0.27 (13.50)
Quarter ended December 31, 2001	0.95 (47.50)	0.22 (11.00)

FISCAL YEAR 2002
Quarter ended March 31, 2002	0.04(2.00)	0.15 (7.50)
Quarter ended June 30, 2002	0.02(1.00)	0.05 (2.50)
Quarter ended September 30, 2002	0.02(1.00)	0.04 (2.00)
*Quarter ended December 31, 2002	(0.30)	(1.00)
*Post reverse split

FISCAL YEAR 2003
Quarter ended March 31, 2003	0.20	1.06
Quarter ended June 30, 2003	0.07	0.70
Quarter ended September 30, 2003	0.06	0.17
Quarter ended December 31, 2003	0.06	0.16

As of December 31, 2001 there were approximately 175 holders of record of the common stock.

COMMON STOCK

Our authorized capital stock consists of 100,000,000 shares of common stock with a par vale of $0.001 per share. The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote. The common stock is not entitled to pre-emptive rights and may not be redeemed or converted. Upon liquidation, dissolution or winding up, the assets legally available for distribution to our shareholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payments of all of our debts and liabilities.

The Company has never had profits and has never paid cash dividends on its common stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER COMMON STOCK SALES

During the quarter ended December 31, 2003 the Company issued the following shares for the listed consideration

Date	Shares	Residency	Consideration	Exemption
	Citizenship	Valued at
Dec 4/03	400,000	US	$40,000	S-8*
Dec 5/03	1,050,000	Taiwan	$105,000	S-8*
*Registered on December 2, 2003

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL CONDITION.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes and the information included under the caption "Risk Factors"

included elsewhere in this document. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. See "Special Note Regarding Forward-Looking Statements" for further information regarding forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements as a result of a number of factors, many of which are beyond our control, including those factors discussed under "Risk Factors" and other headings in this document, which could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

As a result of the reverse takeover of Innovative Fuel Cell Technologies Inc. on December 31, 2003, the Company's status changed to that of a development stage company. Therefore consolidated balance sheets of UltraGuard Water Systems Corp and the related consolidated statements of operations and cash flows and stockholders' equity, include operations for the period from September 30, 2002 (Date of Inception) to December 31, 2003.As a development stage company, we have generated total revenue to December 31, 2003 of $32,669. This amount was received for royalty and UV component sales, unrelated to the fuel cell acquisition.

We have incurred aggregate net losses of approximately $739,394 million during the period from our inception on September 30, 2002 to December 31, 2003. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

PLAN OF OPERATION

During fiscal 2004, we plan to continue product awareness marketing of the UltraGuard® fuel cell technology, the point of use and point of entry ultraviolet disinfection systems and filtration products. This marketing will be financed through the sale of equity shares and with common stock issued for services.

BASIS OF PRESENTATION

The financial statements include accounts of Ultraguard Water Systems Corp. and its 100% owned subsidiary, Innovative Fuel Cell Technologies Inc.

MANAGEMENT'S DISCUSSION

Critical Accounting Policies and Changes to Existing Accounting Policies

On December 12, 2001, the Securities and Exchange Commission issued cautionary advice regarding the disclosure of critical accounting policies. Critical accounting policies are those that our management believes are both most important to the portrayal of our financial condition and results, and that require difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

We believe the "critical" accounting policies we use in preparation of our financial statements are as follows:

Revenue Recognition. Product sales are recognized at the time goods are shipped to customers. System and project revenue are recognized utilizing the percentage of completion method based upon materials installed and labour costs incurred. All related costs including any contract revisions or changes are recognized in the period in which they occur.

UltraGuard recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Foreign currency

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

Inflation

In the years ended December 31, 2003 and December 31, 2002 inflation has had a limited impact on our operations. However, there can be no assurance that inflation will not have a material adverse effect on our results of operations in the future.

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2003 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report.

To December 31, 2003, the majority of our cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003

The following selected financial data for the years ended December 31, 2001 through December 31, 2003 have been derived from the Company's audited consolidated financial statements. This information is provided to assist the reader in understanding the discussion, which follows. For full information, the reader should refer to the audited consolidated financial statements and related notes for the periods discussed.

			(Restated-Note 11)
	Accumulated from		For the Period From
	September 30,2002	For the Year	September 30,2002
	(Date of Inception)	Ended	(Date of Inception)
	to December 31,	December 31	to December 31,
	2003	2003	2002
	(Audited)	(Audited)	(Audited)

Project revenue	$32,699	$32,699	$-

Project costs	33,968	33,968	-

Gross profit from projects	(1,299)	(1,299)	-

General and administrative	595,921	583,629	12,292

Imputed Interest	-		-

Provision for lawsuit losses	27,000	27,000	-

Interest, net of interest income and interest recovered	54,117	54,117	-

Foreign Exchange Loss	20,100	20,100	-

Loss on discontinued operations	40,957	40,957	-

Net loss for the year	739,394	727,102	12,292

Loss per common and common equivalent share	$(0.05)	$(0.05)	$-

Total assets	148,183	63,699	-

Total liabilities	765,596	635,655

Total stockholders' equity (deficit)	617,413	571,956

TWELVE-MONTH PERIOD - DECEMBER 31, 2003 COMPARED DECEMBER 31, 2002.

The Company operations and results reflect the reverse takeover effective December 31, 2003.Certain disclosures and financial statement amounts have been restated as of December 31, 2002 and 2003, previous years results are eliminated and therefore not available for comparison. The December 31, 2002 operating results are now those of IFCT from September 30, 2002 (Date of Inception) to December 31, 2002.

For the year ended December 31, 2002 net loss has been restated to decrease the loss from $657,617 to $12,292 and net loss per share has been restated to decrease the loss per share from $0.06 per share to nil.

For the year ended December 31, 2003 net loss has been restated to decrease the loss from $840,573 to $727,102 and net loss per share remained unchanged at $0.05 per share.

The balance sheets as at December 31, 2002 and 2003 were restated to remove $1,025,291 of capitalized manufacturing technology and the stockholders' equity section was revised to eliminate the stockholders' equity of UltraGuard. Previously reported stockholders' equity as at December 31, 2002 of $453,335 has been reduced by $1,025,291 to a stockholders' deficit of $571,956 and the previously reported stockholders' equity as at December 31, 2003 of $407,878 has been reduced by $1,025,291 to a stockholders' deficit of $617,413.

There was no change in stockholders' equity as a result of the reduced valuation of the warrants. Class "C" warrants were considered to have no value and thus annual charges of $113,470 were terminated as at December 31, 2002. The cash flow statement for the fiscal year ended December 31, 2002 was restated accordingly and only certain disclosures were made for the year ended December 31, 2003.

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

                     Revenues. For fiscal 2003, we reported revenues of $32,669.

                     Direct Project Costs. For fiscal 2003, we reported project costs of $33,968.

                     Gross Profit. For fiscal 2003, we reported gross loss of $1,299

                     General and Administrative Expense. For fiscal 2003, we reported expenses of $684,846. A $27,000 provision has been set up to cover the estimated possible loss to pay a claim made by a former employee for wrongful dismissal (See Note 9 in the Financial Statements). Interest expenses incurred primarily as interest on loans payable, amounted to $54,117. A foreign exchange loss of $20,100 was incurred as a result of losses due to a weakening US dollar as compared to the other currencies.

Discontinued Operations. For fiscal 2003, we reported$40,957 as a cost for discontinued operation incurred due to the closing of our Austrian operations. This was closed due to our inability to raise sufficient funds to cover its operational expenses.

                     Net Loss for the Period. For fiscal 2003, we reported a net loss of $727,102.

                     Net Loss per Share. For fiscal 2003, we reported a net loss per share of ($0.05)

TWELVE-MONTH PERIOD - DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001.

Due to the reverse takeover, fiscal 2002 and 2001 results have been eliminated through consolidation and are therefore not available for comparison..

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

Our cash position at December 31, 2003 was $1,834.

On February 25, 2004 we received $21,000 and on Mar 9, 2004 we received $13,000 from Elco Bank & Trust Company Ltd. These loans bear interest at 10%, are unsecured and due on December 21, 2004.

We expect that, during fiscal 2004, as and if sales increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing, to fund the subcontract manufacturing of products sold, and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

During 2003 we financed our operations in part, from proceeds of sales of restricted common stock, loans from other and loans from related parties and shareholders of UVS.

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

As discussed in Note 11, the Company changed its method of recording the acquisition of Innovative Fuel Cells Technologies Inc.

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

Stockholders' Equity (Deficit)

Common stock, (Note 7) $.001 par value,

100,000,000 shares authorized,

22,453,565 and 10,852,565 issued respectively (21,453,565 and
9,852,565 outstanding respectively)	22,454	10,853

Additional paid-in capital	420,227	(570,517)

Deferred compensation (Note 7(h))	(320,700)	–

Deficit Accumulated During the Development Stage	(739,394)	(12,292)

Total Stockholders' Equity (Deficit)	(617,413)	(571,956)

Total Liabilities and Stockholders' Equity (Deficit)	148,183	63,699

Contingencies (Notes 1 and 9)
Subsequent Events (Note 10)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

			(Restated – Note 11)
	Accumulated from		For the Period from
	September 30, 2002	For the Year	September 30, 2002
	(Date of Inception)	Ended	(Date of Inception)
	to December 31,	December 31,	to December 31,
	2003	2003	2002
	$	$	$

Project Revenue	32,669	32,669	–

Project Costs	33,968	33,968	–

Total Gross Profit (Loss)	(1,299)	(1,299)	–

Expenses

Foreign exchange loss	20,100	20,100	–
General and administrative	595,921	583,629	12,292
Interest	54,117	54,117	–
Provision for lawsuit (Note 9(d))	27,000	27,000	–

Total Expenses	697,138	684,846	12,292

Net Loss from Operations	698,437	686,145	12,292

Other:

Loss from discontinued operations (Note 1)	40,957	40,957	–

	40,957	40,957	–

Net Loss for the Year	739,394	727,102	12,292

Net Loss per Share		(0.05)	–

Weighted Average Number of Shares Outstanding after
giving retroactive effect to the reverse acquisition (Note 1)		15,863,000	10,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive.)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

			(Restated – Note 11)
	Accumulated from		For the Period from
	September 30, 2002	For the Year	September 30, 2002
	(Date of Inception)	Ended	(Date of Inception)
	to December 31,	December 31,	to December 31,
	2003	2003	2002
	$	$	$

Cash Flows From Operating Activities

Net Loss	(739,394)	(727,102)	(12,292)

Adjustments to reconcile net loss to cash

Depreciation and amortization	82	82	–
Foreign exchange	20,100	20,100	–
Shares issued for consulting and legal services	392,162	392,162	–
Shares issued for related party compensation	81,120	81,120
Loan interest accrued	49,126	49,126	–
Accrual of related party wages	24,319	24,319	–

Change in non-cash working capital items

(Increase) in accounts receivable	(2,037)	(2,025)	(12)
Decrease in inventory and contract work in progress	6,638	6,638	–
(Increase) in prepaid expenses and deposits	(39,574)	(39,574)	–
Increase in accounts payable, accrued liabilities,
wages and vacation pay payable and customers'
deposits	93,741	79,852	13,889

Net Cash From (Used in) Operating Activities	(113,717)	(115,302)	1,585

Cash Flows Used in Investing Activities

Manufacturing technology acquired	(8,361)	(6,776)	(1,585)

Net Cash Used in Investing Activities	(8,361)	(6,776)	(1,585)

Cash Flows From Financing Activities

Cash received in reverse acquisition	2,410	–	2,410
Proceeds from loans	159,298	121,502	37,796
Repayment of loans	(37,796)	(37,796)	–

Net Cash Provided by Financing Activities	123,912	83,706	40,206

Increase (Decrease) in Cash	1,834	(38,372)	40,206

Cash - Beginning of the Period	–	40,206	–

Cash - End of the Period	1,834	1,834	40,206

Non-Cash Investing and Financing Activities:

Shares issued for manufacturing technology	71,200	71,200	–
Shares issued to settle debt and loans payable	137,163	137,163	–

Supplementary Information

Cash paid for interest	4,991	4,991	856
Cash paid for income taxes	–	–	–

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From September 30, 2002 (Date of Inception) to December 31, 2003
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Issued	Common	Paid In	Deferred	Development
	Shares	Stock	Capital	Compensation	Stage	Total
	#	$	$	$	$	$

Balance – September 30, 2002 (Date of Inception)	–	–	–	–	–	–

Stock issued for subscription	6,000,000	6,000	(6,000)	–	–	–

Adjustments for reverse acquisition (Note 1)

- elimination of shares of Innovative Fuel Cell Technologies, Inc. ("IFCT")	(6,000,000)	(6,000)	6,000	–	–	–

- add shares issued to shareholders of IFCT to effect reverse acquisition	6,000,000	6,000	–	–	–	6,000

- add issued shares of UltraGuard Water Systems Corp. for the net liabilities
assumed by IFCT at net book value	4,852,565	4,853	(570,517)	–	–	(565,664)

Net loss for the period	–	–	–	–	(12,292)	(12,292)

Balance – December 31, 2002	10,852,565	10,853	(570,517)	–	(12,292)	(571,956)

Issuance of shares for MagPower License Agreement	400,000	400	70,800	–	–	71,200

Issuance of shares for consulting expenses	5,575,000	5,575	639,287	–	–	644,862

Issuance of shares for legal expenses	600,000	600	67,400	–	–	68,000

Issuance of shares for related party compensation	2,400,000	2,400	78,720	–	–	81,120

Issuance of shares for debt	70,000	70	6,383	–	–	6,453

Issuance of shares for West Peak Security Loss	1,556,000	1,556	129,154	–	–	130,710

Issuance of shares for notes receivable	1,000,000	1,000	99,000	–	–	100,000

Less: funds not yet received	–	–	(100,000)	–	–	(100,000)

Deferred compensation	–	–	–	(320,700)	–	(320,700)

Net loss for the year	–	–	–	–	(727,102)	(727,102)

Balance, December 31, 2003	22,453,565	22,454	420,227	(320,700)	(739,394)	(617,413)

(See Accompanying Notes to the Consolidated Financial Statements)

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

IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option ("the Option Agreement") to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium- Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. ("MagPower") for use with UltraGuard's Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned the Option Agreement on October 1, 2002 from a related party. The only cost incurred by the related party was a Cnd$2,500 down payment for the Option Agreement. A balance owing of Cnd$97,500 is payable and 400,000 shares of UltraGuard is to be issued to complete the Option Agreement. On March 14, 2003, a License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights, IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares of UltraGuard to be issued to 500,000. On March 6, 2003, UltraGuard issued 400,000 shares into trust subject to certain criteria. On signing of the License Agreement IFCT paid Cnd$5,000 and delivered 200,000 common shares of UltraGuard to the vendors of MagPower. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, Cnd$7,500 was due and unpaid, however delivery of additional 100,000 common shares of UltraGuard was made on May 1, 2003. The remaining balance is due on the first of each month thereafter until MagPower delivers the technical drawings at a rate of Cnd$7,500 per month; and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 200,000 common shares of UltraGuard will be delivered (100,000 common shares from trust and 100,000 common shares from treasury). The payments due from May 1, 2003 monthly through September 30, 2003 amounting to Cnd$25,000 were not paid as at December 31, 2003. On February 2, 2004, UltraGuard and MagPower amended the agreement to sublicense to MagPower, in certain countries in the world, UltraGuard's ultraviolet products for sale and use by MagPower (or its sublicenses) with MagPower's magnesium fuel cell. As well, the February 2, 2004 agreement provided for issuance and delivery of the remaining 200,000 common shares (100,000 common shares from trust and 100,000 common shares from treasury), and cancellation by MagPower of the remaining C$88,800 owing by UltraGuard and IFCT as a condition of the License Agreement.

As a condition of the Option Agreement, IFCT was required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. The drawings and technical information due from MagPower is still incomplete, therefore marketing efforts have not concentrated on product sale but on product awareness. The license will be amortized on a straight-line basis over five years once the option agreement has been completed. Royalties of C$25.00 per cell will be paid to MagPower based on number of units sold.

The total consideration paid for the License Agreement as at December 31, 2003 was $79,561, which includes the value of 400,000 common shares being $71,200.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2003, the Company has not recognized significant revenue, has a working capital deficit of $697,178, and has accumulated operating losses of $739,394 since inception of IFCT being September 30, 2002. The continuation of UltraGuard and IFCT is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about UltraGuard's and IFCT's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

1.	Reverse Acquisition, Nature of Operations and Continuance of Business (continued)

During fiscal 2003, due to lack of finances, UltraGuard and IFCT discontinued its operation in Europe and closed UG GmbH and will concentrate its efforts on the North American market where its UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives. A loss from discontinued operations of $40,957 was charged to operations. Included in this loss is a write off of an intercompany loan between UltraGuard and UG GmbH of $11,230. There were no other assets or liabilities included in the loss from discontinued operations.

See Note 10, Subsequent Events, for loan proceeds of $34,000.

2.	Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of UltraGuard. IFCT (a Nevada Corporation) and IFCT's Austrian based UltraGuard Water Systems GmbH (UG GmbH). The operations of UG GmbH were discontinued during fiscal 2003. All significant intercompany transactions and balances have been eliminated and costs of the closing of UG GmbH have been recorded.

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

2.	Significant Accounting Policies (continued)

	ii)	Translation of foreign subsidiary balances:

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

Basic and Diluted Net Income (Loss) Per Share

UltraGuard computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Accounting for Stock-Based Compensation

UltraGuard accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. UltraGuard has elected to account for stock- based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123. UltraGuard accounts for stock issued for services to non-employees in accordance with SFAS No. 123. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

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

2.	Significant Accounting Policies (continued)

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

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

a)
Loans payable, including interest, in the amount of $261,423 were partially repaid during the year ended December 31, 2003. The security pledged, 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by UltraGuard's President, Ken Fielding, to secure the loans, was called and taken by the note holder. To compensate West Peak for its losses, UltraGuard issued 1,556,000 common shares to West Peak in full payment for their losses amounting to $130,711. UltraGuard agreed with Ken Fielding to set an unsecured loan payable in the amount of $130,712 with interest at 6% per annum as compensation for his losses. This amount was transferred from loans payable to amounts owing to related parties.

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

c)
During fiscal 2003, the Company received cash loans of $61,549. As at December 31, 2003 this amount plus accrued interest of $5,096 were in default. These loans are unsecured and bear interest at 10% per annum. These loans were repayable on demand or when financing in excess of $250,000 was obtained by UltraGuard but not later than August 19, 2003. The Company has not reached a settlement agreement with the lender.

	d)	During fiscal 2003 Elco Bank & Trust Company Limited loaned $45,174 on an unsecured basis bearing interest at 10% per annum and due on December 31, 2004.

	e)	During fiscal 2003 the Company received loans totalling $14,780, which are due on demand, unsecured, and non-interest bearing.

6.	Amounts Owing to Related Parties

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

7.	Common Stock (continued)

U.S. Filter ("US Filter") to market and sell under license UltraGuard's UltraGuard® ultraviolet disinfection technology for water and wastewater applications. The value of the 3,000,000 Class C Warrants issued totalled $656,700. In June 2001, UltraGuard entered into a funding agreement with US Filter/Wallace and Tiernan Products Group. As a term of the funding agreement, the warrant exercise price on the above

3,000,000 warrants was reduced to $0.24 per share. The expiry date of these warrants was changed to October 3, 2010. In addition, 5,105,000 Class C warrants were issued with an exercise price of $0.24 per share and an expiry date of October 3, 2010. These additional warrants were issued because of certain funding criteria being met. The value of the 5,105,000 Class C warrants issued totalled $478,000. An annual amount of $113,470 was being charged to operations prior to the reverse acquisition. As a result of the 1:50 Reverse Split, the total number of C warrants were reduced to 162,100 with an exercise price of $12.00 per share. As a result of the reverse acquisition and the 1:50 Reverse Split, these warrants were considered to have no value to the reorganized operation given the increase in exercise price significantly above fair value of the common shares and the new direction of the Company. As a result, no amount was charged to operations during fiscal 2003. On August 27, 2003 US Filter terminated the Strategic Alliance Agreement for defaults under the terms of the Agreement including failure of Clearwater to enter into a transfer agreement.

	(c)	Incentive Plan

On November 26, 2003, UltraGuard adopted The Incentive Plan that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the plan, UltraGuard may issue 5,000,000 shares of common stock or grant options.

	(d)	2003 Employee Benefit Plan

On March 28, 2003, the Company filed a Form S8 Registration Statement with the U.S. Securities and Exchange Commission to register 2,400,000 shares of common stock pursuant to the Company's 2003 Employee Benefit Plan ("2003 Plan"). This 2003 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationship with the Company. The determination of those eligible to receive options under the 2003 Plan, and the amount, price, type, timing and vesting of each Stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the 2003 Plan. This plan will terminate on the earliest of 5 years or date the last shares issued.

			Weighted
			Average
	Shares	Weighted	Remaining Life
	Under Option	Average Option	of Options
	#	Price $	(Months)
December 31, 2002	–	–	–
Granted	125,000.13
December 31, 2003	125,000.13		32

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

7.	Common Stock (continued)

per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

If compensation expense had been determined pursuant to SFAS 123, UltraGuard's net loss and net loss. per share would have been as disclosed below.

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

(e)	Independent Contractor/Consulting Agreement Plan

On June 11, 2003 UltraGuard registered and issued 1,500,000 shares on Form S-8 to three consultants for product marketing consulting expenses.

(f)	Long-Term Equity Incentive Plan

UltraGuard has allotted 100,000 shares pursuant to a Long-Term Equity Incentive Plan.

(g)	Legal Services Plan

On March 24, 2003 UltraGuard filed a Form S-8 POS with the SEC, which cancelled the Plan and all remaining shares.

(h)	Valuation of Common Stock Issued for Services

The Company applies EITF 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employers for Acquiring, or in Conjunction with Selling, Goods or Services", in accounting for shares issued to consultants. The value of these shares were based on calculating the fair market value of the stock determined by the stock price of the underlying stock.

During fiscal 2003 UltraGuard issued the following common shares for consulting and legal services.

		Weighted
		Average
		Fair Market
	Shares	Value	Total
	Issued	Per Share	Fair Value
	#	$	$
Consulting for services to be provided

Pursuant to the incentive plan (Note 7(c))	1,050,000	0.10	105,000

Pursuant to 2003 Employee Benefit plan (Note 7(d))	1,800,000	0.13	239,400

Pursuant to Independent Contractor/Consulting Agreement (Note 7(e))	1,500,000	0.13	195,000

Not pursuant to any plan	850,000	0.10	85,000

Consulting for past services

Pursuant to 2003 Employee Benefit plan (Note 7(d))	75,000	0.14	10,322

Not pursuant to any plan	300,000	0.03	10,140
	5,575,000		644,862
Legal

Pursuant to the incentive plan (Note 7(c))	400,000	0.12	48,000

Pursuant to 2003 Employee Benefit plan (Note 7(d))	200,000	0.10	20,000

	6,175,000	0.12	712,862

The terms of some of the agreements for future services are in excess of one year and have various expiry dates. As a result $392,162 has been charged to operations as consulting and legal expenses and the balance of $320,700 has been charged to shareholders' equity as deferred compensation.

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

(a)
On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against UltraGuard, Kenneth Fielding (UltraGuard's President and Director), and Charles P. Nield (a former Director and Vice President of UltraGuard), O'Flynn alleges that in April of 1996, he purchased common shares of UltraGuard based on a representation that they would be free trading in 40 days of "the filing of a prospectus." He further alleges that in September of 1996 he purchased additional common shares of UltraGuard based on the representation that the shares would be free trading within 40 days of the common shares becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. UltraGuard filed an answer denying the claims and will continue to actively defend the suit. The suit has remained inactive since early 1999. There has been no loss provision accrued pursuant to this action against UltraGuard as the probability of incurring a material loss is remote.

9.	Legal Proceedings/Contingency Accrual (continued)

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

(c)
On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which, among other things elected a new slate of directors and revised UltraGuard's by-laws. UltraGuard refused to accept the consent resolution or by-laws as in the opinion of UltraGuard's legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, UltraGuard elected two additional directors; Edward White and Erin Strench to UltraGuard's board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against UltraGuard and its five directors prohibiting UltraGuard, from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of UltraGuard. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge, Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by UltraGuard's counsel. The plaintiff responded on July 18, 2003 and UltraGuard's counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. UltraGuard's counsel has responded to the various other suits filed against UltraGuard and its directors. Counsel for UltraGuard was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 UltraGuard's legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal of the lawyer on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. In the interim, the parties to this dispute are attempting to reach a settlement on all matters. No loss provision has been accrued as the probability of incurring a material loss is remote.

(d)
UltraGuard has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal. This amount represents the total probable loss of the lawsuit and has been fully accrued.

10.	Subsequent Events

(a)
On February 25, 2004 775,000 common shares were issued to a consultant for marketing services for a fair market value of $77,500. The shares were based on the calculation of the fair market value of the shares determined by the price of the underlying stock.

	(b)	On February 12, 2004 $21,000 and on March 9, 2004 $13,000 was received from Elco Bank & Trust Company. These loans bear interest at 10%, are unsecured and are due on December 31, 2004.

	(c)	Refer to Note 1 to an amendment of the License Agreement that occurred on February 2, 2004.

11.

Restatements

It was determined that the acquisition of Innovative Fuel Cell Technologies, Inc. ("IFCT") was a reverse acquisition of UltraGuard instead of an acquisition of IFCT by UltraGuard as previously reported and the Class "C" warrants were considered to have no value and thus annual charges of $113,470 were terminated as at December 31, 2002. Certain disclosures and financial statement amounts have been restated as of December 31, 2002 and 2003. The December 31, 2002 operating results are now those of IFCT from September 30, 2002 (Date of Inception) to December 31, 2002. For the year ended December 31, 2002 net loss has been restated to decrease the loss from $657,617 to $12,292 and net loss per share has been restated to decrease the loss per share from $0.06 per share to nil. For the year ended December 31, 2003 net loss has been restated to decrease the loss from $840,573 to $727,102 and net loss per share remained unchanged at

11.	Restatements (continued)

$0.05 per share. The balance sheets as at December 31, 2002 and 2003 were restated to remove $1,025,291 of capitalized manufacturing technology and the stockholders' equity section was revised to eliminate the stockholders' equity of UltraGuard. Previously reported stockholders' equity as at December 31, 2002 of $453,335 has been reduced by $1,025,291 to a stockholders' deficit of $571,956 and the previously reported stockholders' equity as at December 31, 2003 of $407,878 has been reduced by $1,025,291 to a stockholders' deficit of $617,413. There was no change in stockholders' equity as a result of the reduced valuation of the warrants. The cash flow statement for the fiscal year ended December 31, 2002 was restated accordingly and only certain disclosures were made for the year ended December 31, 2003. Since IFCT was in the development stage these financial statements were revised to include certain required disclosures for Development Stage Enterprises pursuant to Statement of Financial Accounting Standard ("SFAS") No. 7 including accumulated from inception disclosures for the statement of operations and cash flows and stockholders' equity. Notes 1, 3 and 4 have been significantly revised to reflect the reverse acquisition.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

Name	Position

Kenneth E. Fielding	Director, President, and President of UV Systems Technology, Inc.

John R. Gaetz	Director, Secretary-Treasurer and Vice-President of Finance (CFO)

Edward A White	Director

Erin Strench	Director

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

ITEM 10.                EXECUTIVE COMPENSATION

The following table sets forth an overview of compensation for the fiscal years ended December 31, 1999 and 2000 and for the transition period from August 31, 2000 to December 31, 2000 to the Chief Executive Officer and each of the Company's other Executive Officers whose total compensation exceeded $100,000

	SUMMARY COMPENSATION TABLE
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and				Other	Restricted	Securities	All
Principal				Annual	Stock	Underlying	LTIP	Other
Position				Compensation	Award(s)	Options	Payouts	Compensation
	Year	Salary ($)	Bonus ($)	($)	($)	SARs)	($)	($)

Ken Fielding, President,	2001	$112,329*	0	0	0	0	0	0
CEO and President	2002	$36,927	0	0	0	0	0	0
	2003	$75,618**	0	0	$40,560	25,000shrs	0	0

John R Gaetz	2003	$50,851**	0	0	$40,560	25,000shrs	0	0
Secretary/Treasurer
CFO

           *Accrued 87,329
           ** Including restricted stock award $40,560
           Salaries accrued in fiscal 2001 & 2002 were forgiven in fiscal 2002
Twenty-five thousand (25,000) options were granted to the named executives officer during the 2003 fiscal year at an exercise price of $0.13 .

COMPENSATION OF DIRECTORS

We do not compensate Directors for their service as such, although we do reimburse reasonable expenses incurred by them in conducting the Company's directors meetings.

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

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock, as of December 31, 2003 and December 31, 2002 of (i) each person known to own beneficially more than 5% of our Common Stock, (ii) each Director of the Company, (iii) each of the Company's Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

	DECEMBER 31, 2003			DECEMBER 31, 2002

NAME AND ADDRESS	SHARES		PERCENT	SHARES	PERCENT
OF BENEFICIAL	BENEFICIALLY		OF CLASS		BENEFICIALLY
	OF CLASS

OWNER (1)	OWNED (2)			OWNED (2)

Kenneth E. Fielding	2,753,104	(1)	11.7%	1,528.244	14.4%
John R. Gaetz	2,748,221	(2)	11.7%	1,522,906	13.4%
Edward A White	125,000	(3)	.005%	-	-
Erin Strench	125,000	(4)	.005%	-	-

All officers and directors as a group	5,701,325		23.41%	3,051,150	27.7%

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

Post Reverse Split shares are presented in brackets

(1)
Includes, (140) shares of these shares owned by Mr. Fielding's minor daughter and 25,000 stock option shares Mr. Fielding has the right to acquire at a price of $0.13 under an immediately exercisable option. All warrants previously held were cancelled by agreement with Mr. Fielding in fiscal 2002.

(2)	25,000 stock option shares Mr. Gaetz has the right to acquire at a price of $0.13 under an immediately exercisable option. All preceding warrants were cancelled by agreement with Mr.

Gaetz in fiscal 2002.

(3)	25,000 stock option shares Mr. White has the right to acquire at a price of $0.13 under an immediately exercisable option

(4)	25,000 stock option shares Mr. Strench has the right to acquire at a price of $0.13 under an immediately exercisable option

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the acquisition of the Company by the investor group in 1995 until December 31, 2001, the following Directors, Executive Officers, and greater than 5% shareholders, have made loans to us (including loan to UVS) for additional working capital; John R Gaetz, $266,618 and Ken Fielding $250,974. In Fiscal 2002, John R Gaetz and Ken Fielding agreed to transfer to UV Systems Technology Inc., all funds except $46,386.87 owed to them by the Company, prior to UV Systems Technology Inc.'s sale in December 2002. This transfer had the effect of forgiving these loans to the Company.

In July 1996, John Gaetz purchased for cash 20,000(400) shares of Common stock and 20,000(400) warrants for Common Stock in a private offering at a cost of $0.75( $37.50) per share. In April 1998, John Gaetz purchased for cash 341,037(6,821) shares of Common stock and 341,037(6,281) warrants for Common Stock in a private offering at a cost of $0.20( $10.00) per share, the market price on that date was $0.18( $9.00) . All warrants have now expired.

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

In April 1998, Ken Fielding purchased for cash 1,243,445(24,869) shares of Common stock and 1,243,445(24,869) warrants for Common Stock in a private offering at an exercise price of $0.20( $10.00) per share. The market price on that date was $0.18(9.00) . These warrants have now expired.

In April 1998, options for 150,100(2,102) shares of Common Stock were granted to each of Kenneth Fielding and John Gaetz, at an option price of $0.15( $7.50) . The market price on the date of grant was $0.18( $9.00) . These options have now expired

In December 2002, Ken Fielding and John Gaetz each purchased 1,500,000 shares of Common stock at $0.101 per share. The market price on that date was $0.30.

In June 2003, Ken Fielding and John Gaetz were granted 1,200,000 shares each of Common stock at $0.338 per share for partial payment salary and were provided options to purchase 25,000 shares each at an exercise price of $0.13 per share. The market price on that date was $0.13.

ITEM 13.                EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation	(1)

(3)(ii)	Bylaws, as amended	(2)

(10)(iii)	Agreement between Douglas Sommerville and Company dated 12/6/96	(3)

(10)(iv)	Agreement between John Gaetz and the Company dated 12/6/96	(4)

(10)(v)	Sample Agreement among minority Shareholders of UV Systems Technology, Inc. and the Company each dated 2/28/97	(5)

(10)(vi)	Marketing Distribution Agreement Between UV Systems Technology, Inc. and the Company	(2)

(10)(vii)	Sales Representation Agreement between UV Systems Technology, Inc. and "The Representative"	(2)

(10)(viii)	Exclusive Distributorship Agreement Between UV Waterguard Systems, Inc. and Chiyoda Kohan Co., Ltd., and NIMAC Corporation.	(2)

(10)(ix)	1997 Stock Option Plan	(4)

(10)(x)	Interim Funding Agreement between UVS, MDS and WOF	(5)

(10)(xi)	Letter Agreement between the Company and Elco Bank and Trust Company Limited	(5)

(10)(xii)	Loan Agreement between the Company and TD Bank	(6)

(10)(xiii)	The Company's 1999 Long-Term Equity Incentive Plan	(7)

(10)(xiv)	Letter Agreement between Service Systems, UVS, MDS and WOF dated Feb 13, 2000	(7)

(10)(xv)	Lease dated October 2000 between Service Systems, UV Systems and Slough Estates Canada Limited	(8)

(10)(xvi)	Legal Services Plan between Rosenfeld, Goldman & Ware, Inc	(9)

(10)(xvii)	Post Effective Amendment to Legal Services Plan filed November 19, 2001	(10)

(10xviii)	2003 Benefit Plan S-8 March 24, 2004	(11)

(10xix)	Independent Contractor/Consulting Agreement	(12)

(10(xx)	The Incentive Plan of UltraGuard	(13)

(31.1)	Certification of Kenneth Fielding pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

(31.2)	Certification of John R Gaetz pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

(32.1)	Certification of Kenneth Fielding pursuant Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

(32.2)	Certification of Kenneth Fielding pursuant Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997

(2)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
(4)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.
(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.
(9)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on November 19, 2003.
(10)	Incorporated by reference to the Corporation's S-8 POS filed with the Commission on March 23, 2003.
(11)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on March 28, 2003.
(12)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on June 11, 2003.
(13)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 2, 2003.

(b)	Reports on Form 8-K

The Company filed two reports on Form 8-K in 2003 ,

On January 14, 2003 reporting the acquisition by stock exchange agreement dated December 30, 2002, details of the purchase of Innovative Fuel Cell Technologies

On January 15, 2003 reporting the sale of UV Systems Technology Inc to 659999 BC Ltd on Dec 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP

/s/ Kenneth R. Fielding
Kenneth R. Fielding, President

Date: October 27, 2004	/s/ Ken Fielding
Ken Fielding, Director

Date: October 27, 2004	/s/ John R Gaetz
John R Gaetz, Director