Form 10QSB
period 2004-09-30
ULTRAGUARD WATER SYSTEMS CORP
filed 2004-11-22
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 25,528,565 on November 22, 2004.

INDEX

PART I		Financial Information

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Balance Sheets as of September 30, 2004 (unaudited)
	and December 31, 2003 (audited) .		3

Consolidated Statements of Operations for the nine-month periods ended
	September 30, 2004 and September 30, 2003 (unaudited)		4

Consolidated Statements of Cash Flows for the three and nine months periods ended
	September 30, 2004 and September 30, 2003 (unaudited)		5

Notes to the Financial Statements			6 to 15

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
		OPERATIONS AND FINANCIAL CONDITIONS	16 to 20

Part II		OTHER INFORMATION

	1.	LEGAL PROCEEDINGS	20 to 21

	2.	CHANGES IN SECURITIES	21

	3.	DEFAULT UPON SENIOR SECURITIES	21

	4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

	5.	OTHER INFORMATION	22

	6.	EXHIBITS AND REPORTS ON FORM 8K	22 to 29

Signatures

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

		(Restated –
		Note 11)
	September 30,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	3,028	1,834
Accounts receivable	2,841	2,971
Prepaid expenses and deposits	30,714	63,613
Total Current Assets	36,583	68,418
Property and Equipment (Note 4)	157	204
Manufacturing Technology (Note 3)	83,161	79,561
Total Assets	119,901	148,183
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	198,361	194,080
Accrued liabilities	56,832	55,747
Wages and vacation pay payable	1,711	3,004
Loans payable (Note 5)	373,157	310,542
Amounts owing to related parties (Note 6)	290,101	202,223
Total Current Liabilities	920,162	765,596
Contingencies (Notes 1 and 9)
Subsequent Events (Note 10)
Stockholders’ Equity (Deficit)
Common Stock (Note 7)
100,000,000 shares authorized, with a par value of $ 0.001
25,528,565 and 22,453,565 issued and outstanding respectively	25,529	22,454
Additional paid-in capital	572,252	420,227
Deferred compensation	(69,792)	(320,700)
Deficit	(1,328,250)	(739,394)
Total Stockholders’ Equity (Deficit)	(800,261)	(617,413
Total Liabilities and Stockholders’ Equity (Deficit)	119,901	148,183

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Operations and Deficit
(Expressed in US dollars)
(unaudited)

	Accumulated
	from		(Restated-		(Restated-
	September 30,		Note 11)		Note 11)
	2002 (Date of	Three Months	Three Months	Nine Months	Nine Months
	Inception) to	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30
	2004	2004	2003	2004,	2003,

	$	$	$	$	$
Project Revenue	48,538	1,350	9,231	15,869	32,669
Project Costs	34,696	–	8,000	728	26,812
Total Gross Profit	13,842	1,350	1,231	15,141	5,857
Expenses
Foreign exchange loss	20,100	–	–	–	–
General and administrative	1,175,954	179,029	208,809	580,031	437,768
Interest	78,081	7,913	10,377	23,964	32,110
Provision for lawsuit	27,000	–	–	–	–
Total Expenses	1,301,135	186,942	219,186	603,995	469,878
Net Loss From Operations	1,287,293	185,592	217,955	588,854	464,021
Other:
Loss from discontinued operations	40,957	–	–	–	28,534
Net Loss For the Period	1,328,250	185,592	217,955	588,854	492,555

Basic and Diluted Net Loss per Share		(0.01)	(0.02)	(0.02)	(0.04)

Weighted Average Number of Shares
Outstanding		25,529,000	13,268,000	24,340,000	12,227,000

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003
	$	$
Cash Flows Used In Operating Activities
Net Loss	(588,854)	(492,555)
Adjustments to reconcile net loss to cash
Depreciation and amortization	47	61
Shares issued for consulting and legal services	388,408	207,190
Loan interest accrued	13,615	27,480
Accrual of related party wages	87,878	122,476
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	128	(8,931)
Decrease in inventory and contract work in progress	–	(262)
(Increase) decrease in prepaid expenses and deposits	46,899	(14,289)
Increase in accounts payable, accrued liabilities, wages and
vacation pay payable and customers’ deposits	4,073	81,151
Net Cash Used in Operating Activities	(47,806)	(77,679)
Cash Flows Used in Investing Activities
Manufacturing technology acquired	–	(6,776)
Net Cash Used in Investing Activities	–	(6,776)
Cash Flows Provided By Financing Activities
Proceeds from loans	49,000	45,384
Net Cash Provided by Financing Activities	49,000	45,384
Increase (Decrease) in Cash	1,194	(39,701)
Cash - Beginning of the Period	1,834	40,206
Cash - End of the Period	3,028	1,135
Non-Cash Investing and Financing Activities:
Shares issued for manufacturing technology	3,600	71,200
Shares issued to settle debt	–	137,164
Shares issued for notes receivable and expenses	–	110,000
	3,600	318,364

Supplementary Information
Cash paid for interest	–	4,592
Cash paid for income taxes	–	–

(See Accompanying Notes to the Consolidated Financial Statements)

1.

Reverse Acquisition, Nature of Operations and Continuance of Business

On December 31, 2002 (“the acquisition date”), UltraGuard Water Systems Corp. (“UltraGuard”) acquired all of the outstanding stock of Innovative Fuels Cell Technologies Inc (“IFCT”). UltraGuard issued 5,000,000 common shares to the shareholders of IFCT to acquire IFCT and its wholly-owned Austrian incorporated subsidiary UltraGuard Water Systems GmbH (“UG GmbH”). UltraGuard also issued 1,000,000 common shares to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. For accounting purposes the acquisition was treated as the acquisition of UltraGuard by IFCT with IFCT as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of IFCT from September 30, 2002 (date of inception of IFCT). See Note 3 for Operations of UltraGuard prior to the reverse acquisition. UltraGuard and IFCT, as at December 31, 2002, reverted back to being a development stage Company. IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option (“the Option Agreement”) to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with UltraGuard’s Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned the Option Agreement on October 1, 2002 from a related party. The only cost incurred by the related party was a Cnd$2,500 down payment for the Option Agreement. A balance owing of Cnd$97,500 is payable and 400,000 shares of UltraGuard is to be issued to complete the Option Agreement. On March 14, 2003, a License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights, IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares of UltraGuard to be issued to 500,000. On March 6, 2003, UltraGuard issued 400,000 shares into trust subject to certain criteria. On signing of the License Agreement IFCT paid Cnd$5,000 and delivered 200,000 common shares of UltraGuard to the vendors of MagPower. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, Cnd$7,500 was due and unpaid, however delivery of additional 100,000 common shares of UltraGuard was made on May 1, 2003. The remaining balance is due on the first of each month thereafter until MagPower delivers the technical drawings at a rate of Cnd$7,500 per month; and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 200,000 common shares of UltraGuard will be delivered (100,000 common shares from trust and 100,000 common shares from treasury). The payments due from May 1, 2003 monthly through September 30, 2003 amounting to Cnd$25,000 were not paid as at December 31, 2003. On February 2, 2004, UltraGuard and MagPower amended the agreement to sublicense to MagPower, in certain countries in the world, UltraGuard’s ultraviolet products for sale and use by MagPower (or its sublicenses) with MagPower’s magnesium fuel cell. As well, the February 2, 2004 agreement provided for issuance and delivery of the remaining 200,000 common shares (100,000 common shares from trust and 100,000 common shares from treasury), and cancellation by MagPower of the remaining C$88,800 owing by UltraGuard and IFCT as a condition of the License Agreement.

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

The total consideration paid for the License Agreement, as at September 30, 2004 was $83,161, which includes the value of 500,000 common shares being $74,800.

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

In June 2004 the Company commenced with the business of vending bottled water using dispensing equipment to be installed at gas bars, convenience stores, car washes, etc. The first installation was completed on August 12, 2004. During this third quarter the Company has provided advertising and direct mailing information within the local and will evaluate the revenue receipts to establish a plan for additional dispensing systems and whether water dispensing should be a continued activity of the company.

1.

Reverse Acquisition, Nature of Operations and Continuance of Business (continued)

The Company expects that as the magnesium fuel cell product becomes available for market at the end of the first quarter in year 2005. Marketing will be commenced when the first product delivery is assured. The earliest revenue expected from this activity is estimated to occur in the second to third quarter of year 2005.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2004, the Company has not recognized significant revenue, has a working capital deficit of $883,580, and has accumulated operating losses of $1,328,250 since inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about UltraGuard’s and IFCT’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.

Significant Accounting Policies

Consolidated financial statements

These financial statements include the accounts of UltraGuard and IFCT (a Nevada Corporation). The operations of IFCT’s Austrian were discontinued during fiscal 2003. All significant intercompany transactions and balances have been eliminated and costs of the closing of UG GmbH have been recorded.

On December 31, 2002 (“the acquisition date”), UltraGuard Water Systems Corp. (“UltraGuard”) acquired all of the outstanding stock of Innovative Fuels Cell Technologies Inc (“IFCT”). For accounting purposes the acquisition was treated as the acquisition of UltraGuard by IFCT with IFCT as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of IFCT from September 30, 2002 (date of inception of IFCT). See Note 3 for Operations of UltraGuard prior to the reverse acquisition.

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

UltraGuard recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004, UltraGuard has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Financial Instruments

UltraGuard’s financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities and advances from related and non-related parties. Unless otherwise noted, it is management’s opinion that UltraGuard is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

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

2.	Significant Accounting Policies Loss Contingencies

2.	Significant Accounting Policies (continued)

UltraGuard estimates a loss from a loss contingency in accordance with Financial Accounting Standards (“SFAS” No. 5 “Accounting for Contingencies”. UltraGuard accrues the loss by a charge to income when there is information available that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

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

On February 5, 2002, UltraGuard reached an agreement with the Clearwater Group (“Clearwater”) to assume the UVS manufacturing responsibilities of any new Ultra Guard® water treatment systems to be supplied to UVS’s strategic alliance partner, US Filter. Clearwater would also provide warranty services on any previously sold Ultra Guard® water treatment systems.

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

The debt load being carried by UltraGuard as a result of the UVS operations were impairing UltraGuard’s ability to obtain investment funds or make any other financing arrangements. On December 30, 2002, the Company disposed of its 100% owned asset, UVS. Under the terms of these agreements, UltraGuard sold 100% of the shares of UVS to 659999 BC Ltd, a Canadian private company, in exchange for the transfer and assignment to UltraGuard of all outstanding and future royalties from Clearwater Technologies Inc (“Clearwater”) and any other rights UVS may have under the License Agreement, which covered the UltraGuard® patents and technology. UVS entered into this Licence Agreement with Clearwater on February 5, 2002. No value was placed on this agreement. Full details of these Agreements between UVS and 659999 BC Ltd were filed with the Securities and Exchange Commission on Form 8-K dated January 15, 2003. Clearwater has failed to pay funds due under the various agreements, which they signed and had refused to pay any of the required payments. A writ of summons was issued against Clearwater in July 2003 in specific amounts totalling C$774,366 plus additional amounts for failure to perform, demand for return of leased equipment and cancellation of the Joint Venture Agreements. Clearwater has filed a defence against all claims. UltraGuard is continuing to pursue this action.

See Note 1 for IFCT’s reverse acquisition of UltraGuard

4.	Property and Equipment Property and equipment is stated at cost less accumulated depreciation.

			September 30,	December 31,
			2004	2003
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Property and equipment	5,533	5,376	157	204

5.	Loans Payable

a)
Loans payable, including interest, in the amount of $261,423 were partially repaid during the year ended December 31, 2003. The security pledged, 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by UltraGuard’s President, Ken Fielding, to secure the loans, was called and taken by the note holder. To compensate West Peak for its losses, UltraGuard issued 1,556,000 common shares to West Peak in full payment for their losses amounting to $130,711. UltraGuard agreed with Ken Fielding to set an unsecured loan payable in the amount of $130,712 with interest at 6% per annum as compensation for his losses. This amount was transferred from loans payable to amounts owing to related parties.

b)	Loans payable, totalling $125,000 plus accrued interest of $30,000 was renegotiated in December 2002 as a non-interest bearing loan amount set at $155,000. Payments were to be made, totalling $80,000, commencing February 15, 2003 with final payment due June 16, 2003, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. The payment due February 15, 2003 was not made. No payment was made on March 15, 2003 or subsequently. On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000 and on May 2, 2003, UltraGuard was served with a writ of summons. UltraGuard entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information to support their claim and UltraGuard responded with a “no defense” position and judgment was issued in the amount of $183,944 (C$234,642) including interest and legal costs. Additional interest has been accruing which has increased the amount to $186,933. On April 5, 2004 UltraGuard appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to UltraGuard’s assets and its ability to pay the judgment including interest. The hearing was adjourned; UltraGuard was required to provide additional detailed financial information, which it has now provided. No further activity has occurred during this quarter.

c)	During fiscal 2003, the Company received cash loans of $61,549. As at September 30, 2004 this amount plus accrued interest of $9,922 were in default. These loans are unsecured and bear interest at 10% per annum. These loans were repayable on demand or when financing in excess of $250,000 was obtained by UltraGuard but not later than August 19, 2003. The Company has not reached a settlement agreement with the lender.

d)	During fiscal 2003 Elco Bank & Trust Company Limited loaned $45,174. During the period ended September 30, 2004 additional loans amounting to $47,000 were received bringing the total amount owing to $98,651. The loans are unsecured and bear interest at 10% per annum and are due on December 31, 2004.

e)	During fiscal 2003 the Company received loans totalling $14,780. During the period ended September 30, 2004 additional loans of $2,000 were received bringing the total amount owing to $16,103, which are due on demand, unsecured, and non-interest bearing.

6.

Amounts Owing to Related Parties

These amounts, totalling $290,101, represent unpaid wages and consulting for two officer/directors in the amount of $149,953, which are due on demand, unsecured and non-interest bearing and include an amount of $130,712 plus accrued interest of $9,436 due to Ken Fielding as a result of actions taken discussed in Note 5. Imputed interest on previous non-interest bearing related party loans totalled $31,928 which was recorded as donated capital, calculated at 10% per annum. In fiscal 2003, two officers/directors were issued 2,400,000 shares of common restricted stock of UltraGuard at $0.0338 per share totalling $81,120 for partial payment of wages.

7.	Common Stock

(a)	Private Placement On September 25, 2003, pursuant to a private placement, UltraGuard issued 1,100,000 common shares at

$.09091 per share for a $100,000 promissory note and interest. The note is non-interest bearing and due on December 29, 2003. If the note is not paid then the shares will be cancelled and returned to UltraGuard. Subsequent to December 31, 2003, UltraGuard agreed to extend the note to Octoberr 29, 2004. Subsequent to this quarter the Company extended the note until November 29, 2004 and reduced the amount to $11,000 to reflect the current market value of the shares. (Note 10)

(b)

Warrants outstanding as at December 31, 2003:

On October 3, 2000, 3,000,000 Class C warrants were issued pursuant to a Strategic Alliance and other agreements with US Filter’s Wallace and Tiernan Products Group, a wholly owned subsidiary of U.S. Filter (“US Filter”) to market and sell under license UltraGuard’s UltraGuard® ultraviolet disinfection technology for water and wastewater applications. The value of the 3,000,000 Class C Warrants issued totalled $656,700. In June 2001, UltraGuard entered into a funding agreement with US Filter/Wallace and Tiernan Products Group. As a term of the funding agreement, the warrant exercise price on the above 3,000,000 warrants was reduced to $0.24 per share. The expiry date of these warrants was changed to October 3, 2010. In addition, 5,105,000 Class C warrants were issued with an exercise price of $0.24 per share and an expiry date of October 3, 2010. These additional warrants were issued because of certain funding criteria being met. The value of the 5,105,000 Class C warrants issued totalled $478,000. An annual amount of $113,470 was being charged to operations prior to the reverse acquisition. As a result of the 1:50 Reverse Split, the total number of C warrants were reduced to 162,100 with an exercise price of $12.00 per share. As a result of the reverse acquisition and the 1:50 Reverse Split, these warrants were considered to have no value to the reorganized operation given the increase in exercise price significantly above fair value of the common shares and the new direction of the Company. As a result, no amount was charged to operations during fiscal 2003. On August 27, 2003 US Filter terminated the Strategic Alliance Agreement for defaults under the terms of the Agreement including failure of Clearwater to enter into a transfer agreement.

(d)

Incentive Plan

On November 26, 2003, UltraGuard adopted The Incentive Plan that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the plan, UltraGuard may issue 5,000,000 shares of common stock or grant options.

(e)

2003 Employee Benefit Plan

On March 28, 2003, the Company filed a Form S8 Registration Statement with the U.S. Securities and Exchange Commission to register 2,400,000 shares of common stock pursuant to the Company’s 2003 Employee Benefit Plan (“2003 Plan”). This 2003 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationship with the Company. The determination of those eligible to receive options under the 2003 Plan, and the amount, price, type, timing and vesting of each Stock option and the terms and conditions shall rest at the sole discretion of the Company’s Board of Directors, subject to the provisions of the 2003 Plan. This plan will terminate on the earliest of 5 years or date the last shares issued.

	Shares	Weighted Average	Weighted Average
	Under Option	Option Price	Remaining Life of
	#	$	Options (Months)
December 31, 2003 (audited)	125,000.13		32
Granted	–	–	–
Expired	–	–	–
Cancelled	–	–	–
September 30, 2004 (unaudited)	125,000.13		23

7.	Common Stock (continued)

(d)

2003 Employee Benefit Plan (continued)

The fair value of the employee’s purchase rights under SFAS 123 was estimated using the Black-Scholes model with the following assumptions on the above granted options: risk free interest rate was 5%, expected volatility of 100%, an expected life of 3 years and no expected dividends.

These options were granted for services provided, or to be provided, to UltraGuard. Statement of Financial Accounting Standards No. 123 (“SFAS 123") requires that an enterprise recognize, or at its option, disclose the impact of the fair value of stock options and other forms of stock based compensation in the determination of income. UltraGuard has elected under SFAS 123 to continue to measure compensation cost on the intrinsic value basis set out in APB Opinion No. 25. As options are granted at exercise prices based on the market price of UltraGuard’s shares at the date of grant, no compensation cost is recognized. However, under SFAS 123, the impact on net income and income per share of the fair value of stock options must be measured and disclosed on a fair value based method on a pro forma basis.

If compensation expense had been determined pursuant to SFAS 123, UltraGuard’s net loss and net loss per share would have been as disclosed below.

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

	As of	As of
	September 30,	September 30,
	2004	2003
	$	$
	(unaudited)	(unaudited)

Net loss
As reported	(588,854)	(492,555)
Stock Based Compensation- as reported	–
Stock Based Compensation – determined under fair market value	(2,610)	(1,160)
Pro forma	(591,464)	(493,715)

Basic net loss per share
As reported	(.02)	(.04)
Pro forma	(.02)	(.04)

(f)	Independent Contractor/Consulting Agreement Plan On June 11, 2003 UltraGuard registered and issued 1,500,000 shares on Form S-8 to three consultants for product marketing consulting expenses.

(g)	Long-Term Equity Incentive Plan UltraGuard has allotted 100,000 shares pursuant to a Long-Term Equity Incentive Plan.

(h)	Legal Services Plan On March 24, 2003 UltraGuard filed a Form S-8 POS with the SEC, which cancelled the Plan and all remaining shares.

(i)

Valuation of Common Stock Issued for Services and Assets

The Company applies EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employers for Acquiring, or in Conjunction with Selling, Goods or Services”, in accounting for shares issued to consultants. The value of these shares were based on calculating the fair market value of the stock determined by the stock price of the underlying stock.

During the period ending September 30, 2004 UltraGuard issued the following common shares for asset acquisition and consulting services.

7.	Common Stock (continued)

(i)	Valuation of Common Stock Issued for Services and Assets (continued)

		Weighted
		Average
		Fair Market
	Shares	Value	Total
	Issued	Per Share	Fair Value
	#	$	$
Consulting for services to be provided
Pursuant to the incentive plan (Note 7(c))	775,000	0.10	77,500
Pursuant to the incentive plan (Note 7(c))	2,000,000	0.03	60,000
Legal
Pursuant to the incentive plan (Note 7(c))	200,000	0.07	14,000
For Asset Acquisition
Not pursuant to any plan	100,000	0.036	3,600
	3,075,000.05		169,100

The terms of some of the agreements for future services are in excess of one year and have various expiry dates. As a result $247,250 has been charged to operations as consulting and legal expenses and the balance of $69,792 has been charged to shareholders’ equity as deferred compensation.

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

		Nine Months Ended			Nine Months Ended
		September 30, 2004			September 30, 2003
		(unaudited)			(unaudited)
	United			United
	States	Europe	Total	States	Europe	Total
	$	$	$	$	$	$
Revenue	15,869	–	15,869	32,669	–	32,669
Expense	604,723	–	604,723	496,690	28,534	525,224
Loss	588,854	–	588,854	464,021	28,534	492,555

	As of			As of
	September 30, 2004			September 30, 2003
	(unaudited)			(unaudited)
	United			United
	States	Europe	Total	States	Europe	Total
	$	$	$	$	$	$
Identifiable assets	36,740	–	36,740	46,467	–	46,467
Manufacturing technology	83,161	–	83,161	79,561	–	79,561
Total assets	119,901	–	119,901	126,028	–	126,028

9.	Legal Proceedings/Contingency Accrual

(a)
On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O’Flynn against UltraGuard, Kenneth Fielding (UltraGuard's President and Director), and Charles P. Nield (a former Director and Vice President of UltraGuard), O’Flynn alleges that in April of 1996, he purchased common shares of UltraGuard based on a representation that they would be free trading in 40 days of "the filing of a prospectus." He further alleges that in September of 1996 he purchased additional common shares of UltraGuard based on the representation that the shares would be free trading within 40 days of the common shares becoming free trading. O’Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified.

9.	Legal Proceedings/Contingency Accrual (continued) UltraGuard filed an answer denying the claims and will continue to actively defend the suit. The suit has remained inactive since early 1999. There has been no loss provision accrued pursuant to this action against UltraGuard as the probability of incurring a material loss is remote.

(b)	On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000. UltraGuard entered an appearance and filed a defense against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and UltraGuard responded with a “no defines” position. Judgment was issued in the amount of $183,944 (C$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in the Supreme Court of British Columbia to provide to Chelverton and the court, specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. The hearing was adjourned with a requirement that UltraGuard provide additional detailed financial information. This information has now been provided. No further action has occurred.

(c)
On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which, among other things elected a new slate of directors and revised UltraGuard’s by-laws. UltraGuard refused to accept the consent resolution or by-laws as in the opinion of UltraGuard’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, UltraGuard elected two additional directors; Edward White and Erin Strench to UltraGuard’s board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against UltraGuard and its five directors prohibiting UltraGuard, from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of UltraGuard. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares each to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge, Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by UltraGuard’s counsel. The plaintiff responded on July 18, 2003 and UltraGuard’s counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. UltraGuard’s counsel has responded to the various other suits filed against UltraGuard and its directors. Counsel for UltraGuard was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 UltraGuard’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal of the lawyer on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court. During this quarter the Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval, the Court will set down for trial. On October 28, 2004 we jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. In the interim, the parties to this dispute have reached a settlement on all matters. Agreements are being drafted. No loss provision has been accrued, as the probability of incurring a material loss is remote.

(d)
UltraGuard has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal. This amount represents the total probable loss of the lawsuit and has been fully accrued.

10.	Subsequent Events

(a)	See notes 5(a) and 9(c) for ongoing legal proceedings.

(b)	See note 7(a) for revaluation of notes receivable and payment extension

11.

Restatements

It was determined that the acquisition of Innovative Fuel Cell Technologies, Inc. ("IFCT") was a reverse acquisition of UltraGuard instead of an acquisition of IFCT by UltraGuard as previously reported and the Class “C” warrants were considered to have no value and thus annual charges of $113,470 were terminated as at December 31, 2002. The shareholders of IFCT gained control of UltraGuard on December 31, 2002. Certain disclosures and financial statement amounts have been restated as of December 31, 2002 and 2003. The December 31, 2002 operating results are now those of IFCT from September 30, 2002 (Date of Inception) to December 31, 2002. For the year ended December 31, 2002 net loss has been restated to decrease the loss from $657,617 to $12,292 and net loss per share has been restated to decrease the loss per share from $0.06 per share to nil. For the year ended December 31, 2003 net loss has been restated to decrease the loss from $840,573 to $727,102 and net loss per share remained unchanged at $0.05 per share. The balance sheets as at December 31, 2002 and 2003 were restated to remove $1,025,291 of capitalized manufacturing technology and the stockholders' equity section was revised to eliminate the stockholders' equity of UltraGuard. Previously reported stockholders' equity as at December 31, 2002 of $453,335 has been reduced by $1,025,291 to a stockholders' deficit of $571,956 and the previously reported stockholders' equity as at December 31, 2003 of $407,878 has been reduced by $1,025,291 to a stockholders' deficit of $617,413. There was

11.	Restatements (continued)

no change in stockholders’ equity as a result of the reduced valuation of the warrants. The cash flow statement for the fiscal year ended December 31, 2002 was restated accordingly and only certain disclosures were made for the year ended December 31, 2003. Since IFCT was in the development stage these financial statements were revised to include certain required disclosures for Development Stage Enterprises pursuant to Statement of Financial Accounting Standard ("SFAS") No. 7 including accumulated from inception disclosures for the statement of operations and cash flows and stockholders' equity. Notes 1, 3 and 4 have been significantly revised to reflect the reverse acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and are statements of future economic performance. Statements containing terms like "believes", "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors". You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

We cannot guarantee our future results, levels of activity, performance or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report.

Where we say "we", "us", "our", or "the Company", we mean UltraGuard Water Systems Corp and its subsidiaries.

MANAGEMENT DISCUSSION-OVERVIEW

Vancouver-based UltraGuard Water System Corp (“UltraGuard”) or (“Company”), (formerly Service Systems International, Ltd.), through its previously owned subsidiary UV Systems Technology, Inc. ("UVS") are committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, ultraviolet-based water treatment products and systems.

The Company was incorporated in Nevada in August 1990 under the name Service Systems International Ltd and was inactive until eight Canadian and European individuals acquired it in July 1995.

Our offices are located at 914 Sherwood Avenue, Coquitlam British Columbia, Canada, V3K 1A6, our telephone number is (604) 540-8282 and our Internet website address is www.ultraguard.com. References in this document to we, us, our, and the company include Innovative Fuel Cell Technologies Inc and UltraGuard Water Systems GmbH, unless the context otherwise requires. ULTRA GUARDR and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners.

For the period up to February 2002 we were the designer, manufacturer and marketer of state of the art ultraviolet disinfection systems for wastewater disinfection with additional application possibilities in potable water. During fiscal 2002 the Company’s changed its business focus away from only providing ultraviolet equipment for wastewater disinfection to the treatment of water for drinking and other uses, coupled with ultraviolet and filtration.

In fiscal 2002 our Company discontinued manufacturing of the wastewater products and entered into various agreements to change it business focus. The wastewater business was licensed to Clearwater Industries Ltd.

The emphasis of our business remained in ultraviolet disinfection, however we now target drinking water with systems developed for low-flow drinking water application. The products currently developed and under development are used to disinfect and filter water. The systems identified are, Point of Entry (POE) purification system, which is installed where the water enters the home, and Point of Use (POU) purification system, which is located at the faucet

During 2002, the Company was unable to raise the additional funds necessary to continue the operations of UVS and with UVS liabilities exceeding assets by a significant amount, the board of directors and investors determined that by selling UVS the Company could continue viable operations pursuing a new product focus (see Our Products). On December 31, 2002 the Company entered into various agreements for the disposition of UVS and the removal of the UVS debt and receivable carried on the Company’s financial statements. Manufacturing and marketing of the UVS technology had been discontinued by the Company and was licensed to Clearwater Industries in February 2002. The purchaser of UVS was 659999 BC Ltd. Terms of the sale included the transfer by UVS to the Company of all current and future revenue that may accrue as a result of the UVS technology. Full details of these agreements are available on Form 8K filed with the SEC on January 15, 2003.

In December 2002 we added an additional business focus; the manufacturing and marketing of a primary, alternative and emergency power generating Magnesium-Air power cell. Through a reverse acquisition concluded on December 31, 2002 UltraGuard Water Systems Corp. (“UltraGuard”) acquired all of the outstanding stock of Innovative Fuels Cell Technologies Inc (“IFCT”). IFCT is the holder of an option to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell from MagPower Systems Inc. for use with UltraGuard’s Point of Use and Point of Entry Ultraviolet Water Purification System, and for ancillary uses such as lighting, radio and other low energy electrical needs.

On March 14, 2003 IFCT exercised the license for the Fuel Cell..

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

Wastewater Systems

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

On February 5, 2002 we signed an agreement with Clearwater Technologies Inc wherein Clearwater agreed to assume the manufacturing for new UV projects. This agreement included Clearwater’s requirements to supply these products to our Strategic Alliance partner, USFilter and to adhere to the terms and conditions contained within the USFilter Strategic Alliance Agreement. As well, Clearwater was required to provide warranty services on previously delivered UV products. The Company was to be paid a royalty on sales, the percentage scaled upward as the total sale volume increases. Clearwater failed to live up to its commitment, failed to pay the Company funds owed and generally failed to perform its commitments under the USFilter Strategic Alliance Agreement.

On July 23, 2003 UVS issued writ against Clearwater for recovery of amounts owing.

In August 2003 USFilter terminated the Alliance Agreement (and associated agreements).

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

During 2004, MagPower has signed licensing rights in Australia and China for the Fuel Cell, has completed its prototype development and has leased manufacturing facilities in British Columbia, Canada for the manufacturing of the Fuel Cell. Production units are scheduled to be available in first quarter of 2005. MagPower's progress will be closely monitored. As soon as product is availability the Company can seriously market its point of use UV system with the Fuel cell.

As a result of the reverse takeover of Innovative Fuel Cell Technologies Inc on December 31, 2003, the Company’s status changed to that of a development stage company. Therefore, consolidated balance sheets of UltraGuard Water Systems Corp and the related consolidated statements of operations and cash flows and stockholders’ equity, include operations for the period from September 30, 2002 (Date of Inception) to September 30, 2004.As a development stage company, we have generated total revenue to September 30, 2004 of $48,538. This amount was received for royalty and UV component sales, unrelated to the fuel cell acquisition.

Drinking Water Dispensers

During the quarter ended June 30, 2004, the Company commenced business in the bottled water industry sector. Working with The Water Clinic, a 20 year old company located in Winnipeg, Manitoba, Canada, the Company has purchased and installed its first bottled water-dispensing unit, the AquaPure system. The AquaPure system dispenses pure and safe drinking water, treated by reverse osmosis and disinfected by ultraviolet. The unit is coin operated and configured to refill 4.9 -gallon water bottles. The AquaPure system will be leased to and placed in convenience stores, gas bars, car washes, and other location, which offer ready access for the public. Revenues from the sales are split between the Company and the Leasor; 70% for the Company, 30% to the Leasor. During the quarter-ended September 30, 2004 we continued to test market at the first installation site. Using direct mailing marketing and local newspaper advertising, we contacted households in the immediate area of the installation, providing discounted pricing and free refills. To date results have been running at about 50% of expected sales. The program will continue until the end of December 2004 after which a decision will be taken on whether to go forward with additional units or change our approach to the market. Assuming the program generates reasonable revenues, the Company will sign up other locations that have approached the Company for AquaPure system leases.

eBay Marketing

In June 2004, the Company instituted a marketing program for its filtration products including point of use reverse osmosis units and various other water treatment systems and components. Using eBay Canada (eBay) as the marketing venue, sales have occurred and are slowly increasing. eBay was chosen as the marketing means to provide wide exposure of the Company's products for the general consumer and to provide an opportunity to the Company's shareholder base, to have direct access to these products. After reviewing the results of the past months, we have determined that this venue better suits a company without facilities, working from a home base with low overhead expenses, and in November, discontinued this method of marketing.

PLAN OF OPERATION

During fiscal 2004, we plan to continue product awareness marketing of the UltraGuard® magnesium fuel cell technology with the point of use and point of entry ultraviolet disinfection systems and filtration products. This marketing will be financed through the sale of equity shares and with common stock issued for services. We are informed by MagPower Systems that fuel cell products will be available at the end of the first quarter of year 2005. Funds for operations and product will be provide through the sale of equity shares and elated party loans. As we get nearer to and see that product will be available a more concerted marketing will commence. Based on this timing we expect that revenue generation can occur starting in the later part of the 2nd quarter 2005 and early 3rd quarter 2005.

The Company will focus its efforts on the following markets and products.

The Magnesium Air Fuel Cell with UV for remote application
The Point of Entry and Point of Use UV/Filtration system
The licensing of the UltraGuard Single Lamp Reactor wastewater UV system
Other water disinfection, cleaning and related business opportunities

During the period from inception on September 30, 2002 to September 30, 2004 we have incurred aggregate net losses of approximately $1,328,250. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

BASIS OF PRESENTATION

The financial statements include accounts of Ultraguard Water Systems Corp. and its 100% owned subsidiary, Innovative Fuel Cell Technologies Inc.

RESULTS OF OPERATIONS FOR THE NINE ONTHS ENDED SEPTEMBER 30, 2004

Nine months ended September 30, 2004 compared to the Nine months ended September 30, 2003

Revenues. During the nine months ended September 30, 2004, we reported revenues of $15,869 compared to revenue of $32,669, a decrease of 51% compared to the results being reported in the nine months of fiscal 2003,. The decrease in revenue is as a result of very low UV system and components sales offset somewhat by royalty revenue amounting to $12,500.

Direct Project Costs. Project costs recorded during the nine months ended September 30, 2004 amounted to $728 compared to $26,812 recorded during the nine months ended September 30, 2003. The decrease in cost was due to the low activities in UV and component sales and the low direct costs associated with royalty sales.

Gross Profit. Gross profit increased by $9,284 to $ 15,141, or 159%during the nine months ended September 30, 2004, compared to $5,857 recorded during the nine months ended September 30, 2003. The increase was mainly due to the low direct costs associated with royalty sales.

General and Administrative Expense. For the nine months ended September 30, 2004,, we reported general and administrative expense of $580,031, an increase of $142,263 or 43% from $437,768 reported in the comparable period of the prior year. This increase resulted primarily from increased consulting fees paid contracted under multi-month contracts for awareness marketing.

Interest. For the nine months ended September 30, 2004, we reported interest of $23,964, a decrease of $8,146 or 25%, from $32,110 reported in the comparable prior fiscal period. The decrease was as a result of a reduction in the rate of interest on loans outstanding in the six months of 2004 compared to the six month of 2003.

Net Loss for the Period. For the nine months ended September 30, 2004, we reported a net loss for the period of $588,854, an increase of $96,299 or 20% over $492,555 in the comparable period of fiscal 2003. The increase in net loss was primarily due to the increase cost of consulting fees included in general and administrative expense.

Net Loss per Share. For the nine months ended September 30, 2004, we reported a net loss per share for the period of $0.02 compared to $0.04 reported during the comparable period of the prior year. The decrease in loss per shares is primarily as a result of the greater number of shares outstanding at September 30, 2004 over which the loss was shared

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Revenues. During three months ended September 30, 2004, we reported revenues of $ 1,350 compared to revenue of $ 9,231 being reported in the three months ended September 30,2003.

Direct Project Costs. Project costs recorded during the three months ended September 30, 2004 amounted to $nil compared to $8,000 recorded during the comparable three months of fiscal 2003.

Gross Profit. Gross profit increased by $119 for the three months ended September 30, 2004 from $ 1,231 during the comparable three months of fiscal 2003.

General and Administrative. For the three months ended September 30, 2004, we reported general and administrative expense of $179,029, a decrease of $29,780 or 14% from $208,809 reported in the comparable period of the prior year. This decrease resulted primarily from a decreased in legal fees.

Interest. For the three months ended September 30, 2004, we reported interest of $7,913, a decrease of $2,464, or 24%, from $10,377 reported in the comparable prior fiscal period. The Company issued 1,626,000 shares to repay loans on $137,164 and reduced the rate of interest on a loan assumed by a related party during the three months of 2004 compared to the three month of 2003.

Net Loss for the Period. For the three months ended September 30, 2004, we reported a net loss for the period of $185,592, a decrease of $ 32,363 or 15 % over $217,955 in the comparable period of fiscal 2003. The increase in net loss was primarily due to the decrease cost of interest included in general and administrative expense.

Net Loss per Share. For the three months ended September 30, 2004, we reported a net loss per share for the period of $0.01 compared to $0.02 reported during the comparable period of the prior year. The decrease in loss per shares results from the greater number of shares outstanding at September 30, 2004 over which the loss was shared

Item 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as at the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

PART II. OTHER INFORMATION

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a “no defines” position and judgment was issued in the amount of $193,944 (C$234,642) including interest and legal costs On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. The Company was required to and has, provided additional detailed financial information.

On June 6th, 2003 a group of shareholders consisting of the original owners of Innovative Fuel Cell Technologies Inc (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors; Edward a White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five director prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition two shareholders issued writs against the four directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Company’s counsel has responded to the various other suits filed against the Company and its directors. The Company had attempted during the second quarter to have these cases moved from Nevada State court to federal court and in the third quarter we were advised that these cases would be heard in federal court. Subsequent to December 31, 2003, in March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal in two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. During this quarter the Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval, the Court will set down for trial. On October 28, 2004 we jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. During this fiscal period, one of the Plaintiffs withdrew from the action In the interim, the parties to this dispute have reached a settlement on all matters. Agreements are being drafted. No loss provision has been accrued, as the probability of incurring a material loss is remote

Item 2. CHANGES IN SECURITIES

None

Item 3. DEFAULT UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FROM 8-K

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation	(1)

(3)(ii)	Bylaws, as amended	(2)

(10)(iii)	Agreement between Douglas
	Sommerville and Company dated
	12/6/96	(3)

(10)(iv)	Agreement between John Gaetz
	and the Company dated 12/6/96	(4)

(10)(v)	Sample Agreement among minority
	Shareholders of UV Systems
	Technology, Inc. and the Company
	each dated 2/28/97	(5)

(10)(vi)	Marketing Distribution Agreement
	Between UV Systems Technology, Inc.
	and the Company	(2)

(10)(vii)	Sales Representation Agreement
	between UV Systems Technology,
	Inc. and "The Representative"	(2)

(10)(viii)	Exclusive Distributorship Agreement
	Between UV Waterguard Systems, Inc.
	and Chiyoda Kohan Co., Ltd., and NIMAC
	Corporation.	(2)

(10)(ix)	1997 Stock Option Plan	(4)

(10)(x)	Interim Funding Agreement
	between UVS, MDS and WOF	(5)

(10)(xi)	Letter Agreement between the
	Company and Elco Bank and Trust
	Company Limited	(5)

(10)(xii)	Loan Agreement between the Company
	and TD Bank	(6)

(10)(xiii)	The Company’s 1999 Long-Term
	Equity Incentive Plan	(7)

(10)(xiv)	Letter Agreement between Service

	Systems, UVS, MDS and WOF dated
	Feb 13, 2000	(7)

(10)(xv)	Lease dated October 2000 between
	Service Systems, UV Systems and
	Slough Estates Canada Limited	(8)

(10)(xvi)	Legal Services Plan between Rosenfeld,
	Goldman & Ware, Inc	(9)

(10)(xvii)	Post Effective Amendment	(10)
	to Legal Services Plan filed November 19, 2001	(10)

(10xviii)	2003 Benefit Plan S-8 March 24, 2004	(11)

(10xix)	Independent Contractor/Consulting Agreement	(12)

(10xx)	The Incentive Plan of UltraGuard	(13)

(31.1)	Certification of Kenneth Fielding pursuant	Filed herewith
	to Sec 302 of the Sarbanes-Oxley Act of 2002	Electronically

(31.2)	Certification of John R Gaetz pursuant	Filed herewith
	to Sec 302 of the Sarbanes-Oxley Act of 2002	Electronically

(32.1)	Certification of Kenneth Fielding pursuant	Filed Herewith
	Section 906 of the Sarbanes-Oxley Act of 2002	Electronically

(32.2)	Certification of Kenneth Fielding pursuant	Filed Herewith
	Section 906 of the Sarbanes-Oxley Act of 2002	Electronically

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
(10) Incorporated by reference to the Corporation's S-8 POS filed with the Commission on March 23, 2003.
(11) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on March 28, 2003.
(12) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on June 11, 2003.
(13) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 2, 2003.

(b)

Reports on Form 8-K

The Company filed two reports on Form 8-K in 2003,
On January 14, 2003 reporting the acquisition by stock exchange agreement dated December 30, 2002, details of the purchase of Innovative Fuel Cell Technologies

On January 15, 2003 reporting the sale of UV Systems Technology Inc to 659999 BC Ltd on Dec 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP /s/ Kenneth R. Fielding ------------------------------------ Kenneth R. Fielding, President

Date: November 22, 2004
Ken Fielding, Director

Date: November 22, 2004
John R Gaetz, Director