Form 10KSB/A
period 2003-12-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2005-01-25
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

PART I

RISK FACTORS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND ULTRAGUARDS’ CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO. INFORMATION DISCUSSED HEREIN MAY INCLUDE FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY'S, AND ARE SUBJECT TO A NUMBER OF RISKS AND OTHER FACTORS WHICH COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS. AMONG THESE FACTORS ARE: GENERAL BUSINESS AND ECONOMIC CONDITIONS; CUSTOMER ACCEPTANCE AND DEMAND FOR THE COMPANY’S PRODUCTS; THE COMPANY’S OVERALL ABILITY TO DESIGN, TEST AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS; THE NATURE OF THE MARKETS ADDRESSED BY THE COMPANY’S PRODUCTS; AND OTHER RISK FACTORS LISTED FROM TIME TO TIME IN DOCUMENTS FILED BY THE COMPANY WITH THE SEC.

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

IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option (“the Option Agreement”) to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with UltraGuard’s Point of Use Ultraviolet Water Purification System and for ancillary uses such as lighting, radio and other low energy electrical needs.

As a condition of the Option Agreement, IFCT is required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. The drawings and technical information due from MagPower is still incomplete, therefore marketing efforts have not focus on product sale. Using the services of strategically located consultants within developing countries have we have concentrated on product awareness.

COMPANY’S BACKGROUND

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

On December 31, 2002 the Company acquired through a reverse acquisition, 100 % of Innovative Fuel Cell Technologies Inc (“IFCT”), a Nevada Incorporated company, the holder of an option to purchase a worldwide license from MagPower Systems Inc (MagPower) for their air magnesium fuel cell technology for use with the Company’s point of use ultraviolet disinfection equipment. The purchase price in the option agreement was C$100,000 and 400,000 shares of the Company’s common stock. Once the option is exercised, MagPower is to provide the Company with the technical information necessary for the manufacture and sale of the air fuel cell battery (Fuel Cell). The Fuel Cell will provide the necessary power to operate ultraviolet disinfection systems, lighting and ancillary equipment in areas of the world where no other forms of electrical power is available. The product has applications in remote areas of all countries worldwide. Applications in developing countries such as Africa, some of the Middle East countries and China, where large numbers of the population are not serviced by an electrical grid and do not have a safe water supply, are market areas. The Company issued six million shares of its common stock to the shareholders of IFCT for 100% of IFCT. Included in the IFCT assets was the Austrian Company, UltraGuard Water Systems GmbH (“GmbH). The incorporation of GmbH was made by IFCT in contemplation of its sale of IFCT to the Company. GmbH was set up to manufacture and market Point of Use UV produces in Germany and the European Union Countries (“EU”) to exploit the EU and other European markets potential. The market potential was increased when the European Commission recently brought in strict guidelines (“EU Water Framework Directive”). Effective January 2004 member states must ensure that drinking water meets stringent guidelines to protect the quality of the water (both hot and cold) that consumers receive from their taps; the Point of Use. In addition GmbH will manufacture the Fuel Cell products for the various world markets.

On March 14, 2003 the Company exercised the license for the Fuel Cell. The license agreement was signed between MagPower and the Company’s wholly owned subsidiary, IFCT. The Company will pay C$102,500, and issue five hundred shares of the Company’s common stock. Payments terms were modified to reflect the delivery of technical information necessary to enable the Company to manufacture the Fuel Cell and additional rights of use. The terms of the signed license agreement included additional rights of use of the fuel cell for ancillary services to power items such as lighting and other ancillary uses for which IFCT increased the cash payable by C$2,500 to a total amount of Cnd$102,500 and increased the number of Company shares that would be paid by 100,000 to a total of 500,000. On signing, the Company paid C$5,000 and delivered 200,000 common shares of UltraGuard. The balance of the license fee was to be paid, C$5,000 on April 1, 2003; this payment was made on March 21, 2003 and 100,000 common shares of the Company due on May 1, 2003 were delivered. Payments due in the amount of C$7,500 on the first of each month thereafter until MagPower delivers the technical drawings and information for manufacturing, were not paid, leaving a balance of C$88,800 unpaid. Subsequent to December 31, 2003 the Company and MagPower executed an amendment to the license agreement providing for the forgiveness of the outstanding balance owed to MagPower amounting to C$88,800 and delivery to MagPower of the remaining 200,000 shares of the Company’s stock in exchange for the granting of a sublicense to MagPower to purchase and sell the Company’s ultraviolet water purification systems in combination with the Fuel Cell. The territory covered by this amendment includes Africa, India, China, Afghanistan, Kazakhstan, Bangladesh, Pakistan, Malaya, Singapore, South Korea and Japan. The amendment includes the right for the Company to enter into any of these countries and appoint sub-licensee if MagPower has not previously appointed sub-licensees.

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

On January 26, 2001, we entered into a Strategic Alliance Agreement (and associated agreements) with US Filter’s Wallace and Tiernan Products group (USFilter) to market our Ultra Guard® wastewater UV System in North, South and Central America and the Caribbean, filed with the SEC on Form 8-K on February 27, 2001.

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

MARKETING.

The Company’s UV POU and POE purification systems will be marketed under the brand name UltraFlo and the fuel cell system will be brand named UltraCell. Our UltraFlo products will be sold through distributor companies and directly through our website. An E-commerce marketing section to be setup within our website will permit retail users to purchase products and components directly. In addition, UltraCell products will be marketed through MagPower, under a recently amended license agreement (on February 4, 2004), and by the Company through distributors to be setup in the various countries. Setting up the representative and distributor network for the UltraFlo and UltraCell products will be an ongoing process. Until MagPower’s development program on the fuel cell is complete, the signing up of distributors has been delayed. Until the fuel cell product becomes market ready in mid to late 2004 the Company’s focus will be on identifying future distributors and promoting awareness of the UltraCell product through consultants in strategic market locations. Strategic partners will be identified with whom we will form alliances. As well, home name brand distributors, large plumbing contractors, building developers, etc will be approached to market the UltraFlo products.

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

In areas where electrical power is unavailable, the Magnesium-Air Power Cell (UltraCell) will provide a source of power to the population of the world’s most remote areas. On the African continent, in countries such as South Africa the UltraFlo POU purification systems in combination with the UltraCell we can provide safe, clean drinking water. In addition, the UltraCell will supply power to those remote areas for lighting and basic services such as radio, television and even computers. Any area in the countries of the world where a reliably, full time electrical supply is unavailable or where natural or human caused disasters may interrupt the electrical power supply, can use the UltraCell as a full time or emergency stand-by power source.

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

ITEM 2.           DESCRIPTION OF PROPERTY

During the period January 1, 2003 to August 31, 2003 our Company was domiciled at 2nd Floor – 5763 – 203 A Street in Langley, B.C. During this period we rented our premises on a month-to-month basis and incurred rental expenses of $3,448.56. In September 2003, the Company’s executive offices were relocated to 914 Sherwood Avenue, Coquitlam, British Columbia. The premises have approx. 400 square feet of executive offices. No rent was payable for the period September 1, 2003 to December 31, 2003. Commencing in January 1, 2004, the Company will incur a monthly rental of $475.00. The space is leased on a month-to-month basis. No Insurance plans cover the contents.

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

As of December 31, 2003 there were approximately 164 holders of record of the common stock.

COMMON STOCK

Our authorized capital stock consists of 100,000,000 shares of common stock with a par vale of $0.001 per share. On December 31, 2003 there were 22,453,565shares issued and outstanding. The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote. The common stock is not entitled to preemptive rights and may not be redeemed or converted. Upon liquidation, dissolution or winding up, the assets legally available for distribution to our shareholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payments of all of our debts and liabilities.

The Company has never had profits and has never paid cash dividends on its common stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER COMMON STOCK SALES

During the year ended December 31, 2003 the Company issued the following shares for the listed consideration

Date	Shares	Residency	Consideration	Exemption	Citizenship	Valued at

Balance Outstanding January 1, 2003

	10,852,565

Mar 14/03	400,000	CAN	License Purchase	Reg 144	CAN	$ 71,200

Mar 28/03	600,000	Swiss	Annual Services	S-8*	CAN	$ 113,400

	1,000,000			*Registered on S-8 on Mar 28, 2003.

Balance Outstanding March 31, 2003. 11,852,565

May 02/03	200,000	CAN	Consulting	S-8*	CAN	$ 26,000

May 09/03	10,000	USA	Compensation	S-8*	USA	$ 1,300

May 21/03	100,000	CAN	Legal Services	S-8*	CAN	$ 13,000

June 09/03	100,000	CAN	Compensation	Reg S	CAN	$ 3,380

June 09/03	100,000	CAN	Compensation	Reg S	CAN	$ 3,380

June 09/03	100,000	CAN	Compensation	Reg S	CAN	$ 3,380

June 12/03	600,000	Panama	Consulting	S-8**	EURO	$ 78,000

June 12/03	600,000	USA	Consulting	S-8**	CAN	$ 78,000

June 12/03	300,000	China	Consulting	S-8**	CAN	$ 39,000

June 13/03	1,200,000	CAN	Compensation	Reg S	CAN	$ 40,560

June 13/03	1,200,000	CAN	Compensation	Reg S	CAN	$ 40,560

June 13/03	15,000	CAN	Compensation	S-8*	CAN	$ 1,950

June 09/03	20,000	CAN	Compensation	S-8*	CAN	$ 2,600

*Registered on S-8 on Mar 28, 2003

**Independent Consultants Plan registered on S-8 on June 11, 2003

July 23/03	100,000	CAN	Legal Services	S-8*	CAN	$ 7,000

July 25/03	1,556,000	CAN	Debt Payment	Reg S	CAN	$ 130,711

Aug 13/03	70,000	CAN	Compensation	S-8*	CAN	$ 6,453

Sept 8/03	400,000	Austria	Consulting	S-8*	AUS	$ 40,000

Sept 8/03	600,000	USA	Consulting	S-8*	US	$ 60,000

Sept 29/03	30,000	CAN	Compensation	S-8*	CAN	$ 3,600

Sept 29/03	750,000	Hong Kong	Consulting	Reg S	CHINESE	$ 75,000

Sept 30/03	1,100,000	Panama	Reg D 506	Reg S	PANAMA	$ 108,900

Dec 4/03	400,000	US		S-8***	US	$ 40,000

Dec 5/03	1,050,000	Taiwan		S-8***	CHINESE	$ 105,000

***Incentive & Consulting plan registered on December 2, 2003

Balance Outstanding December 31, 2003         22,453,565

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

			(Restated-Note 11)
	Accumulated from		For the Period From
	September 30,2002	For the Year	September 30,2002
	(Date of Inception)	Ended	(Date of Inception)
	to December 31,	December 31	to December 31,
	2003	2003	2002
	(Audited)	(Audited)	(Audited)

Project revenue	$32,699	$32,699	$-

Project costs	33,968	33,968	-

Gross profit from projects	(1,299)	(1,299)	-

General and administrative	595,921	583,629	12,292

Imputed Interest	-		-

Provision for lawsuit losses	27,000	27,000	-

Interest, net of interest income
and interest recovered	54,117	54,117	-

Foreign Exchange Loss	20,100	20,100	-

Loss on discontinued operations	40,957	40,957	-

Net loss for the year	739,394	727,102	12,292

Loss per common and common
equivalent share	$(0.05)	$(0.05)	-

Total assets	148,183	63,699	-

Total liabilities	765,596	635,655

Total stockholders’ equity (deficit)	617,413	571,956

TWELVE-MONTH PERIOD - DECEMBER 31, 2003 COMPARED DECEMBER 31, 2002.

The Company operations and results reflect the reverse takeover effective December 31, 2003. Certain disclosures and financial statement amounts have been restated as of December 31, 2002 and 2003, previous years results are eliminated and therefore not available for comparison. The December 31, 2002 operating results are now those of IFCT from September 30, 2002 (Date of Inception) to December 31, 2002.

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

There was no change in stockholders’ equity as a result of the reduced valuation of the warrants. Class “C” warrants were considered to have no value and thus annual charges of $113,470 were terminated as at December 31, 2002. The cash flow statement for the fiscal year ended December 31, 2002 was restated accordingly and only certain disclosures were made for the year ended December 31, 2003.

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

          Gross Profit. For fiscal 2003, we reported gross loss of $1,299. .

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

We have audited the accompanying consolidated balance sheets of UltraGuard Water Systems Corp. (A Development Stage Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations and cash flows and stockholders’ equity for the period from September 30, 2002 (Date of Inception) to December 31, 2003 and the period from September 30, 2002 (Date of Inception) to December 31, 2002 and the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UltraGuard Water Systems Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows and stockholders’ equity for the period from September 30, 2002 (Date of Inception) to December 31, 2003 and the period from September 30, 2002 (Date of Inception) to December 31, 2002 and the year ended December 31, 2003 in conformity with generally accepted accounting principles used in the United States of America.

As discussed in Note 11, the Company changed its method of recording the acquisition of Innovative Fuel Cells Technologies Inc.

The accompanying consolidated financial statements have been prepared assuming UltraGuard Water Systems Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, UltraGuard Water Systems Corp. has not generated profitable operations since inception and has a working capital deficit of $697,178 as at December 31, 2003. These factors raise substantial doubt about UltraGuard Water Systems Corp.’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

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

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	194,080	123,947
Accrued liabilities (Note 9(d))	55,747	40,157
Wages and vacation pay payable	3,004	1,621
Customer deposits	–	11,719
Loans payable (Note 5)	310,542	439,124
Amounts owing to related parties (Note 6)	202,223	19,087

Total Current Liabilities	765,596	635,655

Stockholders’ Equity (Deficit)

Common stock, (Note 7) $.001 par value,

100,000,000 shares authorized,

22,453,565 and 10,852,565 issued respectively (21,453,565 and
9,852,565 outstanding respectively)	22,454	10,853

Additional paid-in capital	420,227	(570,517)

Deferred compensation (Note 7(h))	(320,700)	–

Deficit Accumulated During the Development Stage	(739,394)	(12,292)

Total Stockholders’ Equity (Deficit)	(617,413)	(571,956)

Total Liabilities and Stockholders’ Equity (Deficit)	148,183	63,699

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

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From September 30, 2002 (Date of Inception) to December 31, 2003
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Issued	Common	Paid In	Deferred	Development
	Shares	Stock	Capital	Compensation	Stage	Total
	#	$	$	$	$	$

Balance – September 30, 2002 (Date of Inception)	–	–	–	–	–	–

Stock issued for subscription	6,000,000	6,000	(6,000)	–	–	–

Adjustments for reverse acquisition (Note 1)

- elimination of shares of Innovative Fuel Cell
Technologies, Inc. (“IFCT”)	(6,000,000)	(6,000)	6,000	–	–	–
- add shares issued to shareholders of IFCT
to effect reverse acquisition	6,000,000	6,000	–	–	–	6,000
- add issued shares of UltraGuard Water
Systems Corp. for the net liabilities
assumed by IFCT at net book value	4,852,565	4,853	(570,517)	–	–	(565,664)

Net loss for the period	–	–	–	–	(12,292)	(12,292)

Balance – December 31, 2002	10,852,565	10,853	(570,517)	–	(12,292)	(571,956)

Issuance of shares for MagPower License Agreement	400,000	400	70,800	–	–	71,200

Issuance of shares for consulting expenses	5,575,000	5,575	639,287	–	–	644,862

Issuance of shares for legal expenses	600,000	600	67,400	–	–	68,000

Issuance of shares for related party compensation	2,400,000	2,400	78,720	–	–	81,120

Issuance of shares for debt	70,000	70	6,383	–	–	6,453

Issuance of shares for West Peak Security Loss	1,556,000	1,556	129,154	–	–	130,710

Issuance of shares for notes receivable	1,000,000	1,000	99,000	–	–	100,000

Less: funds not yet received	–	–	(100,000)	–	–	(100,000)

Deferred compensation	–	–	–	(320,700)	–	(320,700)

Net loss for the year	–	–	–	–	(727,102)	(727,102)

Balance, December 31, 2003	22,453,565	22,454	420,227	(320,700)	(739,394)	(617,413)

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

IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option (“the Option Agreement”) to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium- Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with UltraGuard’s Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned the Option Agreement on October 1, 2002 from a related party. The only cost incurred by the related party was a Cnd$2,500 down payment for the Option Agreement. A balance owing of Cnd$97,500 is payable and 400,000 shares of UltraGuard is to be issued to complete the Option Agreement. On March 14, 2003, a License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights, IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares of UltraGuard to be issued to 500,000. On March 6, 2003, UltraGuard issued 400,000 shares into trust subject to certain criteria. On signing of the License Agreement IFCT paid Cnd$5,000 and delivered 200,000 common shares of UltraGuard to the vendors of MagPower. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, Cnd$7,500 was due and unpaid, however delivery of additional 100,000 common shares of UltraGuard was made on May 1, 2003. The remaining balance is due on the first of each month thereafter until MagPower delivers the technical drawings at a rate of Cnd$7,500 per month; and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 200,000 common shares of UltraGuard will be delivered (100,000 common shares from trust and 100,000 common shares from treasury). The payments due from May 1, 2003 monthly through September 30, 2003 amounting to Cnd$25,000 were not paid as at December 31, 2003. On February 2, 2004, UltraGuard and MagPower amended the agreement to sublicense to MagPower, in certain countries in the world, UltraGuard’s ultraviolet products for sale and use by MagPower (or its sublicenses) with MagPower’s magnesium fuel cell. As well, the February 2, 2004 agreement provided for issuance and delivery of the remaining 200,000 common shares (100,000 common shares from trust and 100,000 common shares from treasury), and cancellation by MagPower of the remaining C$88,800 owing by UltraGuard and IFCT as a condition of the License Agreement.

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

Consolidated financial statements

These financial statements include the accounts of UltraGuard. IFCT (a Nevada Corporation) and IFCT’s Austrian based UltraGuard Water Systems GmbH (UG GmbH). The operations of UG GmbH were discontinued during fiscal 2003. All significant intercompany transactions and balances have been eliminated and costs of the closing of UG GmbH have been recorded.

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

Financial Instruments

UltraGuard’s financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities, advances from related and non-related parties. Unless otherwise noted, it is management’s opinion that UltraGuard is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on UltraGuard’s results of operations or financial position.

Income Taxes

UltraGuard has adopted the provisions of FASB’s SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of SFAS 109, there was no material effect on UltraGuard’s financial statements. As of December 31, 2003 UltraGuard has accumulated net operating losses in Canada and the United States available to offset future taxable income as scheduled below

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

See Note 1 for UltraGuard’s reverse acquisition with IFCT.

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

	(d)	2003 Employee Benefit Plan (continued)

			Weighted
			Average
	Shares	Weighted	Remaining Life
	Under Option	Average Option	of Options
	#	Price $	(Months)
December 31, 2002	–	–	–
Granted	125,000.13
December 31, 2003	125,000.13		32

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

If compensation expense had been determined pursuant to SFAS 123, UltraGuard’s net loss and net loss. per share would have been as disclosed below.

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

During fiscal 2003 UltraGuard issued the following common shares for consulting and legal services.

		Weighted
		Average Fair
	Shares	Market Value	Total
	Issued	Per Share	Fair Value
	#	$	$
Consulting for services to be provided
Pursuant to the incentive plan (Note 7(c))	1,050,000	0.10	105,000
Pursuant to 2003 Employee Benefit plan (Note 7(d))	1,800,000	0.13	239,400
Pursuant to Independent Contractor/Consulting
Agreement (Note 7(e))	1,500,000	0.13	195,000
Not pursuant to any plan	850,000	0.10	85,000
Consulting for past services
Pursuant to 2003 Employee Benefit plan (Note 7(d))	75,000	0.14	10,322
Not pursuant to any plan	300,000	0.03	10,140

	5,575,000		644,862
Legal
Pursuant to the incentive plan (Note 7(c))	400,000	0.12	48,000
Pursuant to 2003 Employee Benefit plan (Note 7(d))	200,000	0.10	20,000
	6,175,000	0.12	712,862

The terms of some of the agreements for future services are in excess of one year and have various expiry dates. As a result $392,162 has been charged to operations as consulting and legal expenses and the balance of $320,700 has been charged to shareholders’ equity as deferred compensation.

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

It was determined that the acquisition of Innovative Fuel Cell Technologies, Inc. ("IFCT") was a reverse acquisition of UltraGuard instead of an acquisition of IFCT by UltraGuard as previously reported and the Class “C” warrants were considered to have no value and thus annual charges of $113,470 were terminated as at December 31, 2002. Certain disclosures and financial statement amounts have been restated as of December 31, 2002 and 2003. The December 31, 2002 operating results are now those of IFCT from September 30, 2002 (Date of Inception) to December 31, 2002. For the year ended December 31, 2002 net loss has been restated to decrease the loss from $657,617 to $12,292 and net loss per share has been restated to decrease the loss per share from $0.06 per share to nil. For the year ended December 31, 2003 net loss has been restated to decrease the loss from $840,573 to $727,102 and net loss per share remained unchanged at $0.05 per share. The balance sheets as at December 31, 2002 and 2003 were restated to remove $1,025,291 of capitalized manufacturing technology and the stockholders' equity section was revised to eliminate the stockholders' equity of UltraGuard. Previously reported stockholders' equity as at December 31, 2002 of $453,335 has been reduced by $1,025,291 to a stockholders' deficit of $571,956 and the previously reported stockholders' equity as at December 31, 2003 of $407,878 has been reduced by $1,025,291 to a stockholders' deficit of $617,413. There was no change in stockholders’ equity as a result of the reduced valuation of the warrants. The cash flow statement for the fiscal year ended December 31, 2002 was restated accordingly and only certain disclosures were made for the year ended December 31, 2003. Since IFCT was in the development stage these financial statements were revised to include certain required disclosures for Development Stage Enterprises pursuant to Statement of Financial Accounting Standard ("SFAS") No. 7 including accumulated from inception disclosures for the statement of operations and cash flows and stockholders' equity. Notes 1, 3 and 4 have been significantly revised to reflect the reverse acquisition.

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

SUMMARY COMPENSATION TABLE
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and						Securities
Principal				Other Annual	Restricted	Underlying	LTIP	All Other
Position				Compen-	Stock	Options	Payouts	Compen-
	Year	Salary	Bonus	sation	Award(s)	SARs)		sation
		($)	($)	$)	($)		($)	($)

Ken Fielding,	2001	$112,329*	0	0	0	0	0	0
President, CEO and	2002	$36,927	0	0	0	0	0	0
President	2003	$75,618**	0	0	$40,560	25,000shrs	0	0

John R Gaetz	2003	$50,851**	0	0	$40,560	25,000shrs	0	0
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

	DECEMBER 31, 2003		DECEMBER 31, 2002

NAME AND ADDRESS	SHARES	PERCENT	SHARES	PERCENT
OF BENEFICIAL	BENEFICIALLY	OF CLASS	BENEFICIALLY	OF CLASS
OWNER (1)	OWNED(2)		OWNED (2)

Kenneth E. Fielding	2,753,104 (1)	11.7%	1,528.244	14.4%
John R. Gaetz	2,748,221 (2)	11.7%	1,522,906	13.4%
Edward A White	125,000 (3)	.005%	-	-
Erin Strench	125,000 (4)	.005%	-	-

All officers and directors
as a group	5,701,325	23.41%	3,051,150	27.7%

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

Date: January 24, 2005
Ken Fielding, Director

Date: January 24, 2005
John R Gaetz, Director