Form 10KSB/A
period 2003-12-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2005-02-08
CIK 1014989

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

Item 7. Consolidated Financial Statements (Restated – Note 11)

Index to Consolidated Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders’ Equity (Deficit)

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

Contingencies (Notes 1 and 9)
Subsequent Events (Note 10)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	(Restated – Note 11)		(Restated – Note 11)
	Accumulated from		For the Period from
	September 30, 2002	(Restated – Note 11)	September 30, 2002
	(Date of Inception)	For the Year Ended	(Date of Inception)
	to December 31,	December 31,	to December 31,
	2003	2003	2002
	$	$	$
Project Revenue	32,669	32,669	–
Project Costs	33,968	33,968	–
Total Gross Profit (Loss)	(1,299)	(1,299)	–
Expenses
Foreign exchange loss	20,100	20,100	–
General and administrative	595,921	583,629	12,292
Interest	54,117	54,117	–
Provision for lawsuit (Note 9(d))	27,000	27,000	–
Total Expenses	697,138	684,846	12,292
Net Loss from Operations	698,437	686,145	12,292
Other:
Loss from discontinued operations (Note 1)	40,957	40,957	–
	40,957	40,957	–
Net Loss for the Year	739,394	727,102	12,292

Net Loss per Share		(0.05)	–

Weighted Average Number of Shares Outstanding after
giving retroactive effect to the reverse acquisition
(Note 1)		15,863,000	10,853,000

(Diluted loss per share has not been presented as the result is anti-dilutive.)

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	(Restated – Note 11)		(Restated – Note 11)
	Accumulated from		For the Period from
	September 30, 2002	(Restated – Note 11)	September 30, 2002
	(Date of Inception)	For the Year Ended	(Date of Inception)
	to December 31,	December 31,	to December 31,
	2003	2003	2002
	$	$	$
Cash Flows From Operating Activities
Net Loss	(739,394)	(727,102)	(12,292)
Adjustments to reconcile net loss to cash
Depreciation and amortization	82	82	–
Foreign exchange	20,100	20,100	–
Shares issued for consulting and legal services	392,162	392,162	–
Shares issued for related party compensation	81,120	81,120
Loan interest accrued	49,126	49,126	–
Accrual of related party wages	24,319	24,319	–
Change in non-cash working capital items
(Increase) in accounts receivable	(2,037)	(2,025)	(12)
Decrease in inventory and contract work in
progress	6,638	6,638	–
(Increase) in prepaid expenses and deposits	(39,574)	(39,574)	–
Increase in accounts payable, accrued liabilities,
wages and vacation pay payable and customers’
deposits	93,741	79,852	13,889
Net Cash From (Used in) Operating Activities	(113,717)	(115,302)	1,585
Cash Flows Used in Investing Activities
Manufacturing technology acquired	(8,361)	(6,776)	(1,585)
Net Cash Used in Investing Activities	(8,361)	(6,776)	(1,585)
Cash Flows From Financing Activities
Cash received in reverse acquisition	2,410	–	2,410
Proceeds from loans	142,500	104,704	37,796
Repayment of loans	(20,998)	(20,998)	–
Net Cash Provided by Financing Activities	123,912	83,706	40,206
Increase (Decrease) in Cash	1,834	(38,372)	40,206
Cash - Beginning of the Period	–	40,206	–
Cash - End of the Period	1,834	1,834	40,206
Non-Cash Investing and Financing Activities:
Shares issued for manufacturing technology	71,200	71,200	–
Shares issued to settle debt and loans payable	137,163	137,163	–
Supplementary Information
Cash paid for interest	4,991	4,991	856
Cash paid for income taxes	–	–	–

(See Accompanying Notes to the Consolidated Financial Statements)

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From September 30, 2002 (Date of Inception) to December 31, 2003 (Restated – Note 11)
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

7.	Common Stock (continued)

(d)	2003 Employee Benefit Plan (continued)

	Shares		Weighted Average
	Under Option	Weighted Average	Remaining Life of
	#	Option Price $	Options (Months)
December 31, 2002	–	–	–
Granted	125,000.13
December 31, 2003	125,000.13		32

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

	Year ended	Year ended
	December 31,	December 31,
	2003	2002
	$	$

Net loss
As reported	727,102	12,292
Stock Based Compensation – as reported	–	–
Stock Based compensation – determined under fair market value	2,030	–
Pro forma	729,132	12,292

Basic net loss per share
As reported	(.05)	–
Pro forma	(.05)	–

7.	Common Stock (continued)

(e)	Independent Contractor/Consulting Agreement Plan On June 11, 2003 UltraGuard registered and issued 1,500,000 shares on Form S-8 to three consultants for product marketing consulting expenses.

(f)	Long-Term Equity Incentive Plan UltraGuard has allotted 100,000 shares pursuant to a Long-Term Equity Incentive Plan.

(g)	Legal Services Plan On March 24, 2003 UltraGuard filed a Form S-8 POS with the SEC, which cancelled the Plan and all remaining shares.

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

	Year ended
	December 31, 2003
		United
	Canada	States	Europe	Total
	$	$	$	$
Revenue	–	32,669	–	32,669
Expense	–	718,814	40,957	759,771
Loss	–	686,145	40,957	727,102

	As of				As of
	December 31, 2003				December 31, 2002
		United				United
	Canada	States	Europe	Total	Canada	States	Europe	Total
	$	$	$	$	$	$	$	$

Identifiable assets	–	68,622	–	68,622	–	62,114	–	62,114
Manufacturing technology	–	79,561	–	79,561	–	1,585	–	1,585
Total assets	–	148,183	–	148,183	–	63,699	–	63,699

9.	Legal Proceedings/Contingency Accrual

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

9.	Legal Proceedings/Contingency Accrual (continued)

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

Date: February 7, 2005
Ken Fielding, Director

Date: February 7, 2005
John R Gaetz, Director