Form 10KSB
period 2004-12-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2005-04-15
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

The issuer’s revenues for its most recent fiscal year were $15,035

The aggregate market value of the voting and non voting common equity held by non-affiliates of the issuer amounting to, in aggregate 29,120,240 shares, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on April 13, 2005 was $844,847. The number of shares outstanding of the issuer's only class of $.001 par value Common
Stock was 34,996,565 on April 14, 2005.

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

We have generated no profits to date and have accumulated losses to December 31, 2004 fiscal year end amounting to $1,533,189 and a working capital deficit of $998,470. We cannot assure that we will become profitable at any time in the foreseeable future.

We have never earned substantial operating revenue. We have been dependent on equity financing to pay operating costs and to cover operating losses. If we are unable to do so, we face a risk of insolvency.

The auditors' report on our December 31, 2004 consolidated financial statements includes an additional paragraph that identifies conditions which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We employ only 2 full time people and one part time, either as officers, employees or contractors. We try to employ people with skill sets that match the specific fields important to our business. As a result, the departure of a single person could materially adversely affect our business. We do not have key man insurance on any of the people we employ.

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

Because we have generated no profits from inception to December 31, 2004, and our business has not been profitable with accumulated losses of $1,533,189 from inception to December 31, 2004, we may not be able to raise the additional capital we need.

We will require additional capital to continue the development of our products, to pay the costs of marketing those products, or to cover operating losses until we are able to become profitable. As we have never generated operating profits or significant sales revenue, we may not be able to raise the amount of capital we require.

Several other factors may also hinder our efforts to raise capital. They include the following:

•	Our share price has been highly volatile during 2003 and 2004. The volatility of our share price may deter potential investors.

•
Subsequent to the beginning of 2000, many technology companies have experienced financial difficulties and rapidly declining share prices. As a result, potential investors may be less willing to invest in technology companies generally.

•	Subsequent to the beginning of 2000, capital markets have become tighter generally, with less financing available for technology companies.

•	Capital markets have become tighter due to international tensions beginning on September 11, 2001.

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

ITEM 1.            DESCRIPTION OF BUSINESS

Our financial statements are presented in United States dollars, and dollar figures stated in this annual report refer to United States dollars (except where specified otherwise). As our head office is in Canada, many of our transactions are completed in Canadian dollars ("C$"). For purposes of this annual report, other than amounts extracted from our financial statements, Canadian dollar amounts have been converted to United States dollars at an exchange rate of

Cdn$1.00 = US$0.8310 being the exchange rate at December 31, 2004.

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

IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT was the holder of an option (“the Option Agreement”) to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with UltraGuard’s Point of Use Ultraviolet Water Purification System and for ancillary uses such as lighting, radio and other low energy electrical needs.

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

On March 14, 2003 the Company exercised the license for the Fuel Cell. The license agreement was signed between MagPower and the Company’s wholly owned subsidiary, IFCT. The Company will pay C$102,500, and issue five hundred thousand shares of the Company’s common stock. Payments terms were modified to reflect the delivery of technical information necessary to enable the Company to manufacture the Fuel Cell and additional rights of use. The terms of the signed license agreement included additional rights of use of the fuel cell for ancillary services to power items such as lighting and other ancillary uses for which IFCT increased the cash payable by C$2,500 to a total amount of Cnd$102,500 and increased the number of Company shares that would be paid by 100,000 to a total of 500,000. On signing, the Company paid C$5,000 and delivered 200,000 common shares of UltraGuard. The balance of the license fee was to be paid, C$5,000 on April 1, 2003; this payment was made on March 21, 2003 and 100,000 common shares of the Company due on May 1, 2003 were delivered. Payments due in the amount of C$7,500 on the first of each month thereafter until MagPower delivers the technical drawings and information for manufacturing, were not paid, leaving a balance of C$88,800 unpaid. Subsequent to December 31, 2003 the Company and MagPower executed an amendment to the license agreement providing for the forgiveness of the outstanding balance owed to MagPower amounting to C$88,800 and delivery to MagPower of the remaining 200,000 shares of the Company’s stock in exchange for the granting of a sublicense to MagPower to purchase and sell the Company’s ultraviolet water purification systems in combination with the Fuel Cell. The territory covered by this amendment includes Africa, India, China, Afghanistan, Kazakhstan, Bangladesh, Pakistan, Malaya, Singapore, South Korea and Japan. The amendment includes the right for the Company to enter into any of these countries and appoint sub-licensee if MagPower has not previously appointed sub-licensees.

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

DRINKING WATER DISPENSERS

During the year ended 12/31/04, the Company commenced business in the bottled water industry sector. Working with The Water Clinic, a 20 year old company located in Winnipeg, Manitoba, Canada, the Company has purchased and installed its first bottled water-dispensing unit, the AquaPure system. The AquaPure system dispenses pure and safe drinking water, treated by reverse osmosis and disinfected by ultraviolet. The unit is coin operated and configured to refill 4.9 -gallon water bottles. The AquaPure system will be leased to and placed in convenience stores, gas bars, car washes, and other location, which offer ready access for the public. Revenues from the sales are split between the Company and the Leasor; 70% for the Company, 30% to the Leasor. During the current year we continued to test market at the first installation site. Using direct mailing marketing and local newspaper advertising, we contacted households in the immediate area of the installation, providing discounted pricing and free refills. To date results have been running at about 50% of expected sales. The program will continue until the end of December 2004 after which a decision will be taken on whether to go forward with additional units or change our approach to the market. Assuming the program generates reasonable revenues, the Company will sign up other locations that have approached the Company for AquaPure system leases.

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

MARKETING.

The Company’s UV POU and POE purification systems will be marketed under the brand name UltraFlo and the fuel cell system will be brand named UltraCell. Our UltraFlo products will be sold through distributor companies and directly through our website. An E-commerce marketing section to be setup within our website will permit retail users to purchase products and components directly. In addition, UltraCell products will be marketed through MagPower, under a recently amended license agreement (on February 4, 2004), and by the Company through distributors to be setup in the various countries. Setting up the representative and distributor network for the UltraFlo and UltraCell products will be an ongoing process. Until MagPower’s development program on the fuel cell is complete, the signing up of distributors has been delayed. Until the fuel cell product becomes market ready in mid to late 2005 the Company’s focus will be on identifying future distributors and promoting awareness of the UltraCell product through consultants in strategic market locations. Strategic partners will be identified with whom we will form alliances. As well, home name brand distributors, large plumbing contractors, building developers, etc will be approached to market the UltraFlo products.

In Korea, Vitzrosys has a license from UV Systems to manufactures exclusively for the Korean and non-exclusively for the Asian Market. All license fees, if any are payable to the Company.

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

We are not aware of any regulations that would adversely affect our ability to market our products

EMPLOYEES

As of December 31, 2004, the Company had two (2) full time employees engaged in management and operational activities. Part time employees are used when required, for accounting and general office activities.

ITEM 2.           DESCRIPTION OF PROPERTY

During the period January 1, 2003 to August 31, 2003 our Company was domiciled at 2nd Floor – 5763 – 203 A Street in Langley, B.C. During this period we rented our premises on a month-to-month basis and incurred rental expenses of $3,448.56. In September 2003, the Company’s executive offices were relocated to 914 Sherwood Avenue, Coquitlam, British Columbia. The premises have approx. 400 square feet of executive offices. No rent was payable for the period September 1, 2003 to December 31, 2003. Commencing in January 1, 2004, the Company incurred monthly rentals of $475.00. The space is leased on a month-to-month basis. No Insurance plans cover the contents.

ITEM 3.           LEGAL PROCEEDINGS

Company. The plaintiff alleges that in April of 1996, he purchased common shares of the Company based on a representation that they would be free trading in 40 days of "the filing of a prospectus." The plaintiff further alleges that in On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by an original shareholder (“the plaintiff”) against the Company’s President and Director, and a former Director and Vice President of the September of 1996 he purchased additional common shares of the Company based on the representation that the shares would be free trading within 40 days of the common shares becoming free trading and that the representation was a warranty and was incorrect. The plaintiff further alleges that he suffered a loss because the share price decreased while he was holding the shares and is seeking damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and will continue to actively defend the suit. The suit has remained inactive since early 1999. There has been no loss provision accrued pursuant to this action against the Company as the probability of incurring a material loss is remote.

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

On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which, among other things elected a new slate of directors and revised the Company’s by-laws. the Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors; Edward White and Erin Strench to the Company’s board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company, from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to the Company’s officers and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 the TRO hearing Judge did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by the Company’s counsel. The plaintiff responded on July 18, 2003 and the Company’s counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal of the lawyer on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant were required to file a proposed pre-trial order with the Federal Court. During this quarter the Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval, the Court will set down for trial. On October 28, 2004 the Company jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. In the interim, the parties to this dispute have reached a settlement on all matters. (Refer to Note 12 on Subsequent Event). The Company has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal. This amount represents the total probable loss of the lawsuit and has been recorded as an accrued liability as of December 31, 2004 and 2003.

The debt load being carried by the Company as a result of the UVS operations were impairing the Company’s ability to obtain investment funds or make any other financing arrangements. On December 30, 2002, the Company disposed of its 100% owned asset, UVS. Under the terms of these agreements, the Company sold 100% of the shares of UVS to 659999 BC Ltd, a Canadian private company, in exchange for the transfer and assignment to the Company of all outstanding and future royalties from Clearwater Technologies Inc (“Clearwater”) and any other rights UVS may have under the License Agreement, which covered the UltraGuard® patents and technology. UVS entered into this Licence Agreement with Clearwater on February 5, 2002. No value was placed on this agreement. Full details of these Agreements between UVS and 659999 BC Ltd were filed with the Securities and Exchange Commission on Form 8-K dated January 15, 2003. A writ of summons was issued against Clearwater in July 2003 in specific amounts totalling C$774,366 plus additional amounts for failure to perform, demand for return of leased equipment and cancellation of the Joint Venture Agreements. The case is at the stage of production of documents. UVS has confirmed its intention to pursue the case vigorously. Clearwater has filed a defence against all claims.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded in the over-the-counter market and is listed on the Over the Counter Bulletin Board under the symbol "UGRD.OB". The following table sets forth for the periods indicated the high and low bid prices of our common stock as reported by the OTC-BB during each quarter. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. All figures shown in the fiscal year ended December 31, 2004 are actual values reported by the OTC-BB.

FISCAL YEAR 2002	LOW	HIGH
Quarter ended March 31, 2002	0.04	0.15
Quarter ended June 30, 2002	0.02	0.05
Quarter ended September 30, 2002	0.02	0.04
Quarter ended December 31, 2002	0.30	1.00

FISCAL YEAR 2003
Quarter ended March 31, 2003	0.20	1.06
Quarter ended June 30, 2003	0.07	0.70
Quarter ended September 30, 2003	0.06	0.17
Quarter ended December 31, 2003	0.06	0.16

FISCAL YEAR 2004
Quarter ended March 31, 2004	0.01	0.04
Quarter ended June 30, 2004	0.01	0.04
Quarter ended September 30, 2004	0.02	0.10
Quarter ended December 31, 2004	0.07	0.13

As of December 31, 2004 here were approximately 175 folders of record of the common stock.

COMMON STOCK

Our authorized capital stock consists of 100,000,000 shares of common stock with a par vale of $0.001 per share. On December 31, 2004 there were 33,358,565 shares issued and outstanding. The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote. The common stock is not entitled to preemptive rights and may not be redeemed or converted. Upon liquidation, dissolution or winding up, the assets legally available for distribution to our shareholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payments of all of our debts and liabilities.

The Company has never had profits and has never paid cash dividends on its common stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER COMMON STOCK SALES

During the year ended December 31, 2004 the Company issued the following shares for the listed consideration

Date	Shares	Residency	Consideration	Exemption	Citizenship	Valued at

Balance Outstanding January 1, 2003			10,852,565

Feb 05/04	100,000	CAN	License Purchase	Reg 144	CAN	$3,600

Feb 24/04	775,000	China	Consulting	S-8*	Chinese	$77,500

Balance Outstanding March 31, 2004			23,328,565

Apr 26/04	200,000	CAN	Legal Services	S-8*	CAN	$14,000

June 07/04	525,000	China	Consulting	S-8*	Chinese	$15,750

June 07/04	525,000	Costa Rica	Consulting	S-8*	Costa Rican	$15,750

June 07/04	950,000	Panama	Consulting	S-8*	Swiss	$28,500

Balance Outstanding March 31, 2004			25.528,565

Nov 17/04	600,000	CAN	Services	S-8**	CAN	$6,000

Nov 24/04	1,000,000	CAN	Services	S-8**	CAN	$10,000

Nov 24/04	650,000	CAN	Services	S-8**	CAN	$6,500

Dec 23/04	1,320,000	Sri Lanka	Consulting	S-8**	Sri Lankan	$13,200

Dec 01/04	250,000	CAN	Compensation	144	CAN	$2,500

Dec 01/04	250,000	CAN	Compensation	144	CAN	$2,500

Dec 23/04	150,000	USA	Services	S-8**	American	$1,500

Dec 23/04	1,200,000	USA	Consulting	144	American	$12,000

Dec 23/04	1,080,000	Taiwan	Consulting	S-8**	Chinese	$10,800

Dec 23/04	1,080,000	Taiwan	Consulting	S-8**	Chinese	$10,800

Dec 23/04	175,000	CAN	Services	S-8**	CAN	$1,750

Dec 23/04	75,000	CAN	Services	S-8**	CAN	$750

*	2003 incentive plan registered on S-8 on Dec 1, 2003
**	Incentive & Consulting plan registered on December 21, 2004

Balance Outstanding December 31, 2004 33,358,565

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

Overview

As a result of the reverse takeover of Innovative Fuel Cell Technologies Inc. on December 31, 2003, the Company’s status changed to that of a development stage company. Therefore consolidated balance sheets of UltraGuard Water Systems Corp and the related consolidated statements of operations and cash flows and stockholders’ equity, include operations for the period from September 30, 2002 (Date of Inception) to December 31, 2004. As a development stage company, we have generated total revenue since inception to December 31, 2004 of $47,704. This amount was received for royalty and UV component sales, unrelated to the fuel cell acquisition.

We have incurred aggregate net losses of approximately $1,533,189 during the period from our inception on September 30, 2002 to December 31, 2004. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

PLAN OF OPERATION

During fiscal 2004, we plan to continue product awareness marketing of the UltraGuard® fuel cell technology with the point of use and point of entry ultraviolet disinfection systems and filtration products. We expect, based on presentations from MagPower that magnesium air fuel cell product will be available for sale in the third quarter of fiscal 2005. When it is apparent that product will in fact be available, our intention is to locate and engage contracted marketing representatives to identify sales opportunities in developing countries and sales of systems for disaster relief. This marketing will be financed through the sale of equity shares and with common stock issued for services. In addition we intend to identify and explore strategic alliances or joint venture opportunities that may enhance shareholder value.

BASIS OF PRESENTATION

The financial statements include accounts of Ultraguard Water Systems Corp,and Innovative Fuel Cell Technologies Inc.

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

Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2004 we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided with this annual report.

To December 31, 2004, the majority of cash transactions have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar.

TWELVE-MONTH PERIOD - DECEMBER 31, 2004 COMPARED DECEMBER 31, 2003.

               Revenues. For fiscal 2004, we reported revenues of $15,035, compared to $32,669 revenue in the comparable period of fiscal 2003, an decrease of $17,634, or 54%. The decrease was as a result of reduced part sales to our Licensees offset partly by license revenues of $12,500.

               Direct Project Costs. For fiscal 2004, we reported project costs of $728 a decrease of $33,240 from $33,968 in the comparable period of the prior year. The decrease of project costs incurred as a result of reduced sales generally and the effect of license revenues, which have no associated direct costs.

               Gross Profit. For fiscal 2004, we reported gross profit of $14,307, an increase of $15,606 from the comparable period of fiscal 2003.

               General and Administrative Expense. For fiscal 2004, we reported S &A expenses of $751,644, an increase of $155,723, or 26% from $595,921 in the comparable period of fiscal 2003 The increase was largely due to increased consulting services of approximately $181000.

               Net Loss for the Period. For fiscal 2004, we reported a net loss of $793,795, a increase of $95,358, or 14% compared to $698,437 net loss from operation (before discontinued operations cost of $40,957) reported in the comparable period of the prior fiscal year. The increase in net loss was due primarily to increased consulting services, audit and accounting, advertising and equipment leasing offset partly by reduced legal fees and travel costs.

               Net Loss per Share. For fiscal 2004, we reported a net loss per share of ($0.03) a decrease of $0.02 or 40%, from ($0.05) in the comparable period of the prior year. The decrease in the net loss per share was due mainly to the allocation of the net loss over an increased number of outstanding shares in fiscal 2004.

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

We had cash and cash equivalents of $1,877 as of December 31, 2004.

On February 3, 2005 we received $18,000 and on March 30, 2005, $10,000 from related parties. The loans are due on demand and at 10% interest. On March 11, 2005 we received from Elco Bank & Trust Company a $10,000 unsecured, due on demand loan, 10% interest loan.

We expect that, during 2005 as and if sales increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the subcontract manufacturing of products sold, and general operational and sales expenses. Except as previously indicated, no arrangements are currently in place to raise funds, although we actively continue to seek sources. Failure to receive these funds may be expected to have a material adverse effect on our company.

During 2004 we financed our operations in part, from loans from others, and loans from related parties and shareholders of the Company.

Item 7.           Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders’ Equity (Deficit)

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
UltraGuard Water Systems Corp. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of UltraGuard Water Systems Corp. (A Development Stage Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and cash flows and stockholders’ equity for the years ended December 31, 2004 and 2003 and accumulated for the period from September 30, 2002 (Date of Inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UltraGuard Water Systems Corp. (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows and stockholders’ equity for the years ended December 31, 2004 and 2003 and accumulated for the period from September 30, 2002 (Date of Inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 11, the Company changed its method of recording the acquisition of Innovative Fuel Cells Technologies Inc.

The accompanying consolidated financial statements have been prepared assuming UltraGuard Water Systems Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, UltraGuard Water Systems Corp. has not generated profitable operations since inception and has a working capital deficiency as at December 31, 2004. These factors raise substantial doubt about UltraGuard Water Systems Corp.’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

Manning Elliott

Chartered Accountants

Vancouver, Canada

April 11, 2005

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

		(Restated – Note 11)
	December 31,	December 31,
	2004	2003
	$	$
ASSETS
Current Assets
Cash and short-term investments	1,877	1,834
Accounts receivable	4,645	2,971
Prepaid expenses and deposits	1,268	63,613
Total Current Assets	7,790	68,418
Property and Equipment (Note 4)	140	204
Other Assets
Manufacturing Technology (Note 1)	83,161	79,561
Total Assets	91,091	148,183

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	208,937	194,080
Accrued liabilities (Note 9(d))	60,793	58,751
Loans payable (Note 5)	389,265	310,542
Amounts owing to related parties (Note 6)	347,265	202,223
Total Current Liabilities	1,006,260	765,596

Commitments and Contingencies (Notes 1 and 9)
Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized,
33,358,565 and 22,453,565 issued and outstanding, respectively	33,359	22,454
Additional paid-in capital	640,578	420,227
Deferred compensation (Note 7(e))	(55,917)	(320,700)
Deficit Accumulated During the Development Stage	(1,533,189)	(739,394)
Total Stockholders’ Equity (Deficit)	(915,169)	(617,413)
Total Liabilities and Stockholders’ Equity (Deficit)	91,091	148,183

(See Accompanying Notes to the Consolidated Financial Statements)

2

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated from
	September 30, 2002
	(Date of Inception)		(Restated – Note 11)
	to December 31,	For the year ended	For the year ended
	2004	December 31, 2004	December 31, 2003
	$	$	$
Project Revenue	47,704	15,035	32,669

Project Costs	34,696	728	33,968

Total Gross Profit (Loss)	13,008	14,307	(1,299)

Expenses

Foreign exchange loss	29,020	8,920	20,100
General and administrative	1,347,565	751,644	595,921
Interest	101,655	47,538	54,117
Provision for lawsuit (Note 9(d))	27,000	–	27,000

Total Expenses	1,505,240	808,102	697,138

Net Loss from Operations	1,492,232	793,795	698,437

Loss from Discontinued Operations (Note 1)	40,957	–	40,957

Net Loss for the Year	1,533,189	793,795	739,394

Net Loss per Share – Basic and Diluted		(0.03)	(0.05)

Weighted Average Number of Shares Outstanding after
giving retroactive effect to the reverse acquisition (Note 1)		25,289,000	15,863,000

See Accompanying Notes to the Consolidated Financial Statements)

3

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from
	September 30, 2002
	(Date of Inception)		(Restated – Note 11)
	to December 31,	For the Year ended	For the year ended
	2004	December 31, 2004	December 31, 2003
	$	$	$

Cash Flows From Operating Activities

Net Loss	(1,533,189)	(793,795)	(739,394)

Adjustments to reconcile net loss to cash

Depreciation	146	64	82
Shares issued to settle debt and expenses	454,404	487,439	392,162
Shares issued for related party compensation	86,120	5,000	81,120

Change in operating assets and liabilities

(Increase) in accounts receivable	(4,645)	(12,674)	(2,037)
Decrease in inventory and contract work in
progress	–	–	6,638
(Increase) decrease in prepaid expenses and
deposits	(1,268)	62,345	(39,574)
Increase in accounts payable and accruals	269,730	16,899	187,286

Net Cash From (Used in) Operating Activities	(728,702)	(234,722)	(113,717)

Cash Flows Used in Investing Activities

Manufacturing technology acquired	(8,361)	–	(8,361)

Net Cash Used in Investing Activities	(8,361)	–	(8,361)

Cash Flows From Financing Activities

Proceeds from subscribed shares	–	11,000	–
Cash received in reverse acquisition	2,410	–	2,410
Increase in loans from unrelated parties	389,265	78,723	121,502
Increase in advances from related parties	347,265	145,042	–

Net Cash Provided by Financing Activities	738,940	234,765	123,912

Increase in Cash	1,877	43	1,834

Cash – Beginning of the Period	–	1,834	–

Cash – End of the Period	1,877	1,877	1,834

Non-Cash Investing and Financing Activities:

Shares issued for manufacturing technology	74,800	3,600	71,200
Shares issued to settle debt and expenses	540,524	227,656	137,163
Shares issued for note receivable	–	–	11,000

Supplementary Information

Cash paid for interest	4,991	–	4,991
Cash paid for income taxes	–	–	–

(See Accompanying Notes to the Consolidated Financial Statements)

4

UltraGuard Water Systems Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From September 30, 2002 (Date of Inception) to December 31, 2004
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Issued	Common	Paid In	Deferred	Development
	Shares	Stock	Capital	Compensation	Stage	Total
	#	$	$	$	$	$

Balance – September 30, 2002 (Date of Inception)	–	–	–	–	–	–

Stock issued for subscription	6,000,000	6,000	(6,000)	–	–	–

Adjustments for reverse acquisition (Note 1)
- elimination of shares of Innovative Fuel Cell
Technologies, Inc. (“IFCT”)	(6,000,000)	(6,000)	6,000	–	–	–
- add shares issued to shareholders of IFCT
to effect reverse acquisition	6,000,000	6,000	–	–	–	6,000
- add issued shares of UltraGuard Water Systems
Corp. for the net liabilities assumed by IFCT
at net book value	4,852,565	4,853	(570,517)	–	–	(565,664)

Net loss for the period	–	–	–	–	(12,292)	(12,292)

Balance – December 31, 2002	10,852,565	10,853	(570,517)	–	(12,292)	(571,956)

Issuance of shares for MagPower License
Agreement	400,000	400	70,800	–	–	71,200

Issuance of shares for consulting expenses	5,575,000	5,575	639,287	–	–	644,862

Issuance of shares for legal expenses	600,000	600	67,400	–	–	68,000

Issuance of shares for related party compensation	2,400,000	2,400	78,720	–	–	81,120

Issuance of shares for debt	70,000	70	6,383	–	–	6,453

Issuance of shares for West Peak Security Loss	1,556,000	1,556	129,154	–	–	130,710

Issuance of shares for notes receivable	1,000,000	1,000	99,000	–	–	100,000
Less: funds not yet received	–	–	(100,000)	–	–	(100,000)

Deferred compensation	–	–	–	(320,700)	–	(320,700)

Net loss for the year	–	–	–	–	(727,102)	(727,102)

Balance, December 31, 2003 (Restated – Note 11)	22,453,565	22,454	420,227	(320,700)	(739,394)	(617,413)

Issuance of shares for consulting expenses	10,105,000	10,105	198,551	–	–	213,656
Issuance of shares for related party compensation	500,000	500	4,500	–	–	–
Issuance of shares for legal expenses	200,000	200	13,800	–	–	14,000
Issuance of shares for asset acquisition	100,000	100	3,500	–	–	3,600
Deferred compensation	–	–	–	264,783	–	264,783
Net loss for the year	–	–	–	–	(798,174)	(798,174)
Balance, December 31, 2004	33,358,565	33,359	640,578	(55,917)	(1,537,568)	(919,548)

See Accompanying Notes to the Consolidated Financial Statements)

5

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

As a condition of the Option Agreement, IFCT was required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. The drawings and technical information due from MagPower is still incomplete, therefore marketing efforts have not concentrated on product sale but on product awareness. The license will be amortized on a straight- line basis over five years once the option agreement has been completed. Royalties of C$25.00 per cell will be paid to MagPower based on number of units sold.

The total consideration paid for the License Agreement, as at December 31, 2004 was $83,161, which includes the value of 500,000 common shares being $74,800.

During fiscal 2003, due to lack of finances, UltraGuard and IFCT discontinued its operation in Europe and closed UG GmbH and will concentrate its efforts on the North American market where its UV products and fuel cell products will be manufactured through subcontractors and will be marketed in North America through the Internet, wholesalers and sales representatives. A loss from discontinued operations of $40,957 was charged to operations during the period ended December 31, 2003. Included in this loss is a write off of an intercompany loan between UltraGuard and UG GmbH of $11,230. There were no other assets or liabilities included in the loss from discontinued operations.

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

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2004, the Company has not recognized significant revenue, has a working capital deficit of $998,470, and has accumulated operating losses of $1,533,189 since inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

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

Revenue, expenses and non-monetary balance sheet items in foreign currencies are translated into US dollars at the rate of exchange prevailing on the transaction dates. Monetary balance sheet items are translated at the rate prevailing at the balance sheet date. The resulting exchange gain or loss is charged to operations.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004 and 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities and advances from related and non-related parties. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high credit quality institution.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Loss Contingencies

The Company estimates a loss contingency in accordance with Statement of Financial Accounting Standards (“SFAS” No. 5 “Accounting for Contingencies”. The Company accrues the loss by a charge to income when there is information available that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

Up to February 2002, UltraGuard focused its activities on the manufacturing and marketing of its Ultra Guard® ultra violet based patented water treatment system through its wholly owned Canadian subsidiary, UV Systems Technology Inc. (“UVS”). These products and systems were sold primarily for municipal waste disinfection, treatment.

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

At a special meeting held on November 15, 2002, UltraGuard reorganized. Its shares were consolidated on a 1:50 basis; the authorized capital increased to 100,000,000 shares and the name was changed to UltraGuard. In December 2002, UltraGuard divested itself of the UVS operations while retaining any royalty or other revenues that may be received from the sale or use of the UVS patented Ultra Guard® technology.

3.	Operations of UltraGuard Prior to Reverse Acquisition with IFCT See Note 1 for IFCT’s reverse acquisition of UltraGuard.

4.	Property and Equipment Property and equipment is stated at cost less accumulated depreciation.

			December 31,	December 31,
			2004	2003
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$

Property and equipment	5,533	5,393	140	204

5.	Loans Payable

a)
Loans payable, including interest, originally in the amount of $261,423 were partially repaid during the year ended December 31, 2003. The security pledged, 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by the Company’s President to secure the loans, was called and taken by the note holder. To compensate West Peak for its losses, the Company issued 1,556,000 common shares to West Peak in full payment for its losses amounting to $130,711. The Company agreed to set an unsecured loan payable to the President of the Company in the amount of $130,712 with interest at 6% per annum as compensation for his losses. This amount was transferred from loans payable to amounts owing to related parties. Refer to Note 6.

b)
Loans payable, totalling $125,000 plus accrued interest of $30,000 were renegotiated in December 2002 as a non-interest bearing loan amount set at $155,000. Payments were to be made, totalling $80,000, commencing February 15, 2003 with final payment due June 16, 2003, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. The payment due February 15, 2003 was not made. No payment was made on March 15, 2003 or subsequently. Additional interest has been accrued to December 31, 2004, which has increased the amount to $187,936. Refer to Note 9(b) describing litigation.

c)
During fiscal 2003, the Company received cash loans of $61,549 which are unsecured and bear interest at 10% per annum. As at December 31, 2004 this amount plus accrued interest of $11,602 was in default. These loans were repayable on demand or when financing in excess of $250,000 was obtained by the Company but not later than August 19, 2003. Subsequent to the year end, the Company has reached a settlement agreement with the lender, which cancels the total amount of the loan and accrued interest. (Refer to Note 12 on Subsequent Event).

d)
During fiscal 2003, Elco Bank & Trust Company Limited loaned $45,174. During 2004, additional loans amounting to $47,000 were received bringing the total amount owing along with interest to $100,975. The loans are unsecured and bear interest at 10% per annum and are due on December 31, 2004. These amounts remain unpaid.

e)
During fiscal 2003 the Company received loans totalling $14,780 from various unrelated parties. During the year ended December 31, 2004 additional loans of $12,424 were received bringing the total amount owing to $27,204, which are due on demand, unsecured, and non-interest bearing. (Refer to Note 12 on Subsequent Event).

6.	Amounts Owing to Related Parties

Unpaid wages and consulting for two officers/directors in the amounts of $206,223, are due on demand, unsecured and non-interest bearing and includes an amount of $130,712 plus accrued interest of $10,330 due to the President of the Company a result of actions taken discussed in Note 5. Imputed interest on previous non-interest bearing related party loans totalled $31,928 which was recorded as donated capital, calculated at 10% per annum. In fiscal 2003, two officers/directors were issued 2,400,000 shares of common restricted stock of the Company at $0.0338 per share totalling $81,120 for partial payment of wages.

7.	Common Stock

(a) Private Placement

On September 25, 2003, pursuant to a private placement, the Company issued 1,100,000 common shares at $.09091 per share for a $100,000 promissory note and interest. The note was non-interest bearing and due on December 29, 2003. If the note was not paid then the shares would be cancelled and returned to the Company. Subsequent to December 31, 2003, the Company agreed to extend the note to October 29, 2004. In November

7.	Common Stock (continued)

2004 the Company extended the note until November 29, 2004 and reduced the amount to $11,000 to reflect the current market value of the shares. The note was paid in December 2004.

(b)

Incentive Plan

On November 26, 2003, the Company adopted The Incentive Plan (“the Plan”) that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the Plan, the Company may issue 5,000,000 shares of common stock or grant options. During the year ended December 31, 2004, the Company issued all remaining shares pursuant to the Plan.

(c)

2003 Employee Benefit Plan

On March 28, 2003, the Company filed a Form S-8 Registration Statement with the U.S. Securities and Exchange Commission to register 2,400,000 shares of common stock pursuant to the Company’s 2003 Employee Benefit Plan (“2003 Plan”). This 2003 Plan is for persons employed or associated with the Company, and also outside consultants or advisors. The determination of those eligible to receive options under the 2003 Plan, and the amount, price, type, timing and vesting of each stock option and the terms and conditions shall rest at the sole discretion of the Company’s Board of Directors, subject to the provisions of the 2003 Plan. This plan will terminate on the earliest of 5 years or date the last shares are issued.

	Shares	Weighted Average	Weighted Average
	Under Option	Option Price	Remaining Life of
	#	$	Options (Months)
December 31, 2003 (audited)	125,000.13		32
Granted	–	–	–
Expired	–	–	–
Cancelled	–	–	–
December 31, 2004 (audited)	125,000.13		32

The fair value of stock options under SFAS 123 was estimated using the Black-Scholes model with the following assumptions on the above granted options: risk free interest rate was 5%, expected volatility of 100%, an expected life of 3 years and no expected dividends.

These options were granted for services provided, or to be provided, to the Company.

During fiscal 2003, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. If compensation expense had been determined pursuant to SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	As of	As of
	December 31,	December 31,
	2004	2003
	$	$

Net loss
As reported	793,795	739,394
Stock Based Compensation- as reported	–	–
Stock Based Compensation – determined under fair market value	–	2,030
Pro forma	793,795	741,424

Basic and diluted net loss per share
As reported	(.03)	(.05)
Pro forma	(.03)	(.05)

(d)	2004 Consultants Incentive Plan On December 21, 2004 the Company registered 10,000,00 shares on Form S-8 with the SEC and issued 5,495,000 common shares at $0.01.

(e)	Valuation of Common Stock Issued for Services and Assets

7	Common Stock (continued)

The Company applies EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employers for Acquiring, or in Conjunction with Selling, Goods or Services”, in accounting for shares issued to consultants. The values of these shares were based on calculating the fair market value of the stock determined by the stock price of the underlying stock.

During the year ending December 31, 2004 the Company issued the following common shares for asset acquisition and consulting services.

		Weighted
		Average
		Fair Market
	Shares	Value	Total
	Issued	Per Share	Fair Value
	#	$	$
Consulting for services provided or to be provided
Pursuant to the incentive plan (Note 7(b))	775,000	0.10	77,500
Pursuant to the incentive plan (Note 7(b))	2,000,000	0.03	60,000
Pursuant to the incentive plan (Note 7(b))	575,000	0.01	5,750
Pursuant to the incentive plan (Note 7(d))	5,495,000	0.01	55,550
Legal
Pursuant to the incentive plan (Note 7(b))	200,000	0.07	14,000
For asset acquisition and investor relations
Not pursuant to any plan – 144 shares	100,000	0.036	3,600
Not pursuant to any plan – 144 shares	1,200,000	0.01	12,000
For directors compensation – 144 shares	500,000	0.01	5,000
	10,905,000		233,400

The terms of some of the agreements for future services are in excess of one year and have various expiry dates. As a result $264,783 has been charged to operations as consulting and legal expenses and the balance of $55,917 has been recorded as deferred compensation.

8.	Segmented Information

As a result of the disposition of UVS, (see Note 3) UltraGuard and IFCT now operate in one business segment and one geographical area. All of the Company’s identifiable assets are located in Canada.

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003
	North			North
	America	Europe	Total	America	Europe	Total
	$	$	$	$	$	$
Revenue	15,035	–	15,035	32,669	–	32,669
Expense	808,102	–	808,102	718,814	40,957	759,771
Loss	793,795	–	793,795	686,145	40,957	727,102

9.	Legal Proceedings/Contingency Accrual

(a)
On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by an original shareholder (“the plaintiff”) against the Company’s President and Director, and a former Director and Vice President of the Company. The plaintiff alleges that in April of 1996, he purchased common shares of the Company based on a representation that they would be free trading in 40 days of "the filing of a prospectus." The plaintiff further alleges that in On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by an original shareholder (“the plaintiff”) against the Company’s President and Director, and a former Director and Vice President of the September of 1996 he purchased additional common shares of the Company based on the representation that the shares would be free trading within 40 days of the common shares becoming free trading and that the representation was a warranty and was incorrect. The plaintiff further alleges that he suffered a loss because the share price decreased while he was holding the shares and is seeking damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and will continue to actively defend the suit. The suit has remained inactive since early 1999. There has been no loss provision accrued pursuant to this action against the Company as the probability of incurring a material loss is remote.

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

9.	Legal Proceedings/Contingency Accrual (continued)

the Supreme Court of British Columbia to provide to Chelverton and the court, specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. The hearing was adjourned with a requirement that UltraGuard provide additional detailed financial information. This information has now been provided. No further action has occurred.

(c)
On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which, among other things elected a new slate of directors and revised the Company’s by-laws. the Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors; Edward White and Erin Strench to the Company’s board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company, from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to the Company’s officers and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 the TRO hearing Judge did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by the Company’s counsel. The plaintiff responded on July 18, 2003 and the Company’s counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal of the lawyer on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant were required to file a proposed pre-trial order with the Federal Court. During this quarter the Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval, the Court will set down for trial. On October 28, 2004 the Company jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. In the interim, the parties to this dispute have reached a settlement on all matters. (Refer to Note 12 on Subsequent Event).

(d)
The Company has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal. This amount represents the total probable loss of the lawsuit and has been recorded as an accrued liability as of December 31, 2004 and 2003.

(e)
The debt load being carried by the Company as a result of the UVS operations were impairing the Company’s ability to obtain investment funds or make any other financing arrangements. On December 30, 2002, the Company disposed of its 100% owned asset, UVS. Under the terms of these agreements, the Company sold 100% of the shares of UVS to 659999 BC Ltd, a Canadian private company, in exchange for the transfer and assignment to the Company of all outstanding and future royalties from Clearwater Technologies Inc (“Clearwater”) and any other rights UVS may have under the License Agreement, which covered the UltraGuard® patents and technology. UVS entered into this Licence Agreement with Clearwater on February 5, 2002. No value was placed on this agreement. Full details of these Agreements between UVS and 659999 BC Ltd were filed with the Securities and Exchange Commission on Form 8-K dated January 15, 2003. A writ of summons was issued against Clearwater in July 2003 in specific amounts totalling C$774,366 plus additional amounts for failure to perform, demand for return of leased equipment and cancellation of the Joint Venture Agreements. The case is at the stage of production of documents. UVS has confirmed its intention to pursue the case vigorously. Clearwater has filed a defence against all claims.

10.	Income Taxes

At December 31, 2004 and 2003, the Company had net operating losses to carryforward totaling approximately $3,673,000 and $3,372,000, respectively. Because of the current uncertainty of realizing the benefit of these losses carried forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the losses carried forward depends upon the Company’s ability to generate taxable income during the carryforward period through to 2019.

The reconciliation of the Company’s effective income tax rate to the United States statutory rate is as follows for the years ended December 31, 2004 and 2003.

	2004	2003
Federal Income Tax Rate	(35%)	(35%)
Effect of Valuation Allowance	35%	35%
Effective Income Tax Rate	0%	0%

10.	Income Taxes (continued) Any income subject to tax in Canada will be taxed at essentially the same rate as that in the United States.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company’s deferred tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003
	$	$
Net operating loss	301,000	479,000
Less: Valuation allowance	(301,000)	(479,000)
Net deferred tax asset	–	–

The Company does not have any deferred tax liabilities.

11.

Restatements

It was determined that the acquisition of Innovative Fuel Cell Technologies, Inc. ("IFCT") on December 31, 2003 was a reverse acquisition of UltraGuard instead of an acquisition of IFCT by UltraGuard as previously reported and the Class “C” warrants were considered to have no value and thus annual charges of $113,470 were terminated as at December 31, 2002. The shareholders of IFCT gained control of UltraGuard on December 31, 2002. Certain disclosures and financial statement amounts have been restated as of December 31, 2002 and 2003. The December 31, 2002 operating results are now those of IFCT from September 30, 2002 (Date of Inception) to December 31, 2002. For the year ended December 31, 2002 net loss has been restated to decrease the loss from $657,617 to $12,292 and net loss per share has been restated to decrease the loss per share from $0.06 per share to nil. For the year ended December 31, 2003 net loss has been restated to decrease the loss from $840,573 to $727,102 and net loss per share remained unchanged at $0.05 per share. The balance sheets as at December 31, 2002 and 2003 were restated to remove $1,025,291 of capitalized manufacturing technology and the stockholders' equity section was revised to eliminate the stockholders' equity of UltraGuard. Previously reported stockholders' equity as at December 31, 2002 of $453,335 has been reduced by $1,025,291 to a stockholders' deficit of $571,956 and the previously reported stockholders' equity as at December 31, 2003 of $407,878 has been reduced by $1,025,291 to a stockholders' deficit of $617,413. There was no change in stockholders’ equity as a result of the reduced valuation of the warrants. The cash flow statement for the fiscal year ended December 31, 2002 was restated accordingly and only certain disclosures were made for the year ended December 31, 2003. Since IFCT was in the development stage these financial statements were revised to include certain required disclosures for Development Stage Enterprises pursuant to Statement of Financial Accounting Standard ("SFAS") No. 7 including accumulated from inception disclosures for the statement of operations and cash flows and stockholders' equity. Notes 1, 3 and 4 have been significantly revised to reflect the reverse acquisition.

12.

Subsequent Event

On February 1, 2005, the parties to the June 6, 2003 lawsuit (Shareholder Group) reached a settlement of the lawsuit, which cancelled all four court cases filed against the Company and the Company’s Directors. Under the settlement terms, all debts payable by the Company including accrued interest of $100,355 were cancelled. Refer to Note 5(c) and (e) and Note 9 (c).

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As at the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as at the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

Name	Position

Kenneth E. Fielding	Director, President, and President of Innovative Fuel Cell Technologies Inc.

John R. Gaetz	Director, Secretary-Treasurer and Vice-President of Finance (CFO)

Erin Strench	Director

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

Erin Strench was appointed as a Director on June 9, 2003. Mr. Strench has worked as manager and owner of a number of successful electrical and electronic firm and is currently acting as a consultant to companies working in the electrical industry.

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

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and				Other	Restricted	Securities	All	All
Principal				Annual	Stock	Underlying	LTIP	Other
Position				Compen-	Award(s)	Options	Payouts	Compen-
		Salary	Bonus	sation				sation
	Year	($)	($)	($)	($)	SARs)	($)	($)

Ken Fielding,
President,	2002	$36,927		0	0	0	0	0
CEO and	2003	75,618**	0	0	$40,560	25,000shrs	0	0
President	2004	$72,000*	0	0	0	0	0	0

John R Gaetz	2003	50,851**	0	0	$40,560	25,000shrs	0	0
Secretary/Treasurer	2004	$72,000*	0	0	0	0	0	0
CFO

*Accrued and unpaid in 2004
** Including restricted stock award $40,560

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock, as of December 31, 2004 and December 31, 2004 of (i) each person known to own beneficially more than 5% of our Common Stock, (ii) each Director of the Company, (iii) each of the Company’s Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

	DECEMBER 31, 2004		DECEMBER 31, 2003
NAME AND ADDRESS	SHARES	PERCENT	SHARES	PERCENT
OF BENEFICIAL	BENEFICIALLY	OF CLASS	BENEFICIALLY	OF CLASS
OWNER (1)	OWNED (2)		OWNED (2)

Kenneth E. Fielding	2,753,104 (1)	8.2%	2,753,104	11.7%
John R. Gaetz	2,748,221 (2)	8.2%	2,348,221	11.7%
Erin Strench	375,000 (3)	.011%	125,000	005%

All officers and directors
as a group	5,876,325	17.54%	5,701,325	23.41%

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

Post Reverse Split shares are presented in brackets

(1)
25,000 stock option shares Mr Fielding has the right to acquire at a price of $0.13 under an immediately exercisable option. All preceding warrants were cancelled by agreement with Mr. Gaetz in fiscal 2002.

(2)
25,000 stock option shares Mr. Gaetz has the right to acquire at a price of $0.13 under an immediately exercisable option. All preceding warrants were cancelled by agreement with Mr. Gaetz in fiscal 2002

(3)	25,000 stock option shares Mr. Strench has the right to acquire at a price of $0.13 under an immediately exercisable option

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

During the period from January 1, 2002 to December 31, 2004, the following Directors, Executive Officers made loans to the Company for additional working capital. The outstanding balances a at December 31, 2004; John R Gaetz, $122,971 and Ken Fielding $230,918

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation	(1)

(3)(ii)	Bylaws, as amended	(2)

(10)(iii)	Agreement between Douglas Sommerville and Company dated 12/6/96	(3)

(10)(iv)	Agreement between John Gaetz and the Company dated 12/6/96	(4)

(10)(v)	Sample Agreement among minority Shareholders of UV Systems Technology, Inc. and the Company each dated 2/28/97	(5)

(10)(vi)	Marketing Distribution Agreement Between UV Systems Technology, Inc. and the Company	(2)

(10)(vii)	Sales Representation Agreement between UV Systems Technology, Inc. and "The Representative"	(2)

(10)(viii)	Exclusive Distributorship Agreement Between UV Waterguard Systems, Inc. and Chiyoda Kohan Co., Ltd., and NIMAC Corporation.	(2)

(10)(ix)	1997 Stock Option Plan	(4)

(10)(x)	Interim Funding Agreement between UVS, MDS and WOF	(5)

(10)(xi)	Letter Agreement between the Company and Elco Bank and Trust Company Limited	(5)

(10)(xii)	Loan Agreement between the Company and TD Bank	(6)

(10)(xiii)	The Company’s 1999 Long-Term Equity Incentive Plan	(7)

(10)(xiv)	Letter Agreement between Service Systems, UVS, MDS and WOF dated Feb 13, 2000	(7)

(10)(xv)	Lease dated October 2000 between Service Systems, UV Systems and Slough Estates Canada Limited	(8)

(10)(xvi)	Legal Services Plan between Rosenfeld, Goldman & Ware, Inc	(9)

(10)(xvii)	Post Effective Amendment to Legal Services Plan filed November 19, 200	(10)

(10xviii)	2003 Benefit Plan S-8	(11)

(10xix)	Independent Contractor/Consulting Agreement	(12)

(10xx)	The Incentive Plan of UltraGuard	(13)

(10xxi)	2004 Incentive Plan of UltraGuard	(14)

(31.1)	Certification of Kenneth Fielding pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002	Filed herewith Electronically

(31.2)	Certification of John R Gaetz pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002	Filed herewith Electronically

(32.1)	Certification of Kenneth Fielding pursuant Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

(32.2)	Certification of John R Gaetz pursuant Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997

(2)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
(4)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.
(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.
(9)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on November 19, 2003.
(10)	Incorporated by reference to the Corporation's S-8 POS filed with the Commission on March 23, 2003.
(11)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on March 28, 2003.
(12)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on June 11, 2003.
(13)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 2, 2003.
(14)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 21, 2004.

(b)	Reports on Form 8-K

The Company filed one reports on Form 8-K in 2004,

On November 23, 2004 reporting the resignation of Director Edward A White

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2004 and December 31, 2003 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings and other services provided by the accountant in connection with statutory regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2004: $16,150; Fiscal Year Ended December 31, 200:$12,750.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for the fiscal year ended December 31, 2004 and December 31, 2003 for other professional services rendered by our principal accountants are approximately as follows: Fiscal Year Ended December 31, 2004: $NIL; Fiscal Year Ended December 31, 2003: $NIL.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP

/s/ Kenneth R. Fielding
Kenneth R. Fielding, President

Date: April 14, 2005	/s/ Ken Fielding
Ken Fielding, Director

Date: April 14, 2005	/s/ John R Gaetz
John R Gaetz, Director