Form 10QSB
period 2005-03-31
ULTRAGUARD WATER SYSTEMS CORP
filed 2005-05-20
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Quarterly report for the period ended March 31, 2005

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
Title of class

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB ☐

The number of shares outstanding of the issuer's only class of Common Stock $.001 par value was 59,049,806 on May 10, 2004.

PART I - FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

UltraGuard Water Systems Corp.
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2005	2004
	$	$
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	26,502	1,877
Accounts receivable	6,319	4,645
Prepaid expenses and deposits	4,768	1,268

Total Current Assets	37,589	7,790

Property and Equipment (Note 4)	122	140

Assets held for Sale (Note 1)	83,161	83,161

Total Assets	120,872	91,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	202,817	208,937
Accrued liabilities	55,542	60,793
Loans payable (Note 5)	338,780	389,265
Amounts owing to related parties (Note 6)	410,893	347,265

Total Current Liabilities	1,008,032	1,006,260

Contingencies (Notes 1 and 9)
Subsequent Events (Note 10)

Stockholders’ Deficit

Common stock, (Note 7)

100,000,000 shares authorized, with a par value of $0.001

34,846,565 and 33,358,565 issued and outstanding respectively	34,847	33,359

Additional paid-in capital	665,130	640,578

Deferred compensation (Note 7(d))	(23,338)	(55,917)

Deficit	(1,563,799)	(1,533,189)

Total Stockholders’ Deficit	(887,160)	(915,169)

Total Liabilities and Stockholders’ Deficit	120,872	91,091

(The Accompanying Notes are an Integral Part of These Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Operations and Deficit
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months	Three Months
	September 30, 2002	Ended	Ended
	(Date of Inception)	March 31,	March 31,
	to March 31, 2005	2005	2004
	$	$	$

Project Revenue	47,704	-	14,419

Project Costs	34,696	-	728

Total Gross Profit	13,008	-	13,691

Expenses

Foreign exchange loss	29,020	-	-
General and administrative	1,464,284	116,719	193,367
Interest	114,33	12,688	7,745
Provision for lawsuit (Note 9(d))	27,000	-	-

Total Expenses	1,634,647	129,407	201,112

Net Loss from Operations	1,621,639	129,407	187,421

Gain on debt settlement	(98,797)	(98,797)	-

Net Loss before discontinued operations	1,522,842	30,610	-

Discontinued Operations (Note 1)	40,957	-	-
			-
Net Loss for the Period	1,563,799	30,610	187,421

Net Loss per Share - Basic and Diluted		-	(0.01)

Weighted Average Number of Shares Outstanding		34,054,000	23,037,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

UltraGuard Water Systems Corp.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004
	$	$

Cash Flows Used In Operating Activities

Net Loss	(30,610)	(187,421)

Adjustments to reconcile net loss to cash

Gain on debt settlement	(98,797)
Depreciation and amortization	32,597	7
Shares issued to settle debt and expenses	26,040	141,159
Loan interest accrued	-	5,034
Accrual of related party wages	-	18,228

Changes in operating assets and liabilities

(Increase) in accounts receivable	(1,674)	(12,525)
(Increase) decrease in prepaid expenses and deposits	(3,500)	1,151
Increase (decrease) in accounts payable and accruals	(11,371)	1,111

Net Cash from (Used in) Operating Activities	(87,315)	(33,256)

Cash Flows From Financing Activities

Cash received in reverse acquisition	-	-
Increase in loans from unrelated parties	48,312	34,000
Increase in advances to related parties	63,628	-

Net Cash Provided by Financing Activities	111,940	34,000

Increase in Cash (decrease)	24,625	744

Cash - Beginning of the Period	1,877	1,834

Cash - End of the Period	26,502	2,578

Non-Cash Investing and Financing Activities:

Shares issued for manufacturing technology	-	3,600
Shares issued for legal fees	3,500	-
Shares issued to settle debt	5,040	-
Shares issued for consulting expenses	17,500	-

Supplementary Information

Cash paid for interest	-	2,711

(The Accompanying Notes are an Integral Part of These Financial Statements)

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

1.	Reverse Acquisition, Nature of Operations and Continuance of Business (continued)

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

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2005, the Company has not recognized significant revenue, has a working capital deficit of $970,443, and has accumulated operating losses of $1,563,799 since inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Subsequent to March 31, 2005, on April 21, 2005 the Company’s Board of Directors voted to reorganize UltraGuard. As a part of the reorganization, the Company will change its business focus from water filtration and disinfection to restaurant franchising. On May 4, 2005 the Company filed a form PRE 14A with the SEC, calling a Special Meeting of the shareholders to be held on June 13, 2005. At the meeting, the shareholders will be voting to change the Company’s name to Creative Eateries Corporation and approve a 1:100 reverse split.

On May 3, 2005, the Board of Directors approved the sale of all of UltraGuard’s filtration and disinfection technologies and intellectual property to Innovative Fuel Cell Technologies Inc.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months or less when purchased.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed on a straight-line method using an estimated useful life of five years.

2.	Significant Accounting Policies (continued)

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

Accounting for Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, “Accounting for Stock- Based Compensation.” This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities and advances from related and non-related parties. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of cash, accounts payable and accrued liabilities, advances from related parties and other advances approximates their carrying value due to the immediate or short- term maturity of these financial instruments.

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

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period

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

See Note 1 for IFCT’s reverse acquisition of UltraGuard.

4.	Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.

			March 31,	December 31,
			2005	2005
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Property and equipment	5,533	5, 411	122	197

5.	Loans Payable

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

b)
Loans payable, totalling $125,000 plus accrued interest of $30,000 were renegotiated in December 2002 as a non-interest bearing loan amount set at $155,000. Payments were to be made, totalling $80,000, commencing February 15, 2003 with final payment due June 16, 2003, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. The payment due February 15, 2003 was not made. No payment was made on March 15, 2003 or subsequently. Additional interest has been accrued to March 31, 2005, which has increased the amount to $188,918. Refer to Note 9(b) describing litigation.

c)
During fiscal 2003, the Company received cash loans of $61,549, which are unsecured and bear interest at 10% per annum. As at December 31, 2004 this amount plus accrued interest of $11,602 was in default. These loans were repayable on demand or when financing in excess of $250,000 was obtained by the Company but not later than August 19, 2003. During the period ended March 31, 2005, the Company reached a settlement agreement with the lender, which cancelled the total amount of the loan and accrued interest.

d)
During fiscal 2003, Elco Bank & Trust Company Limited loaned $45,174. During 2004, additional loans amounting to $47,000 were received. Additional loans amounting to $18,000 were received during the period ending March 31, 2004 bringing the total amount owing to $121,563.These loans are unsecured and bear interest at 10% per annum and are due on April 30, 2005. These amounts remain unpaid.

	e)	During fiscal 2003 the Company received loans totalling $14,780 from various unrelated parties. During the

5.	Loans Payable (continued)

year ended December 31, 2004 additional loans of $12,424 were received bringing the total amount owing to $27,204, which are due on demand, unsecured, and non-interest bearing. During the period ended March 31, 2005, the Company reached a settlement agreement with the lender, which cancelled the total amount of the loan and accrued interest.

6.	Amounts Owing to Related Parties

Unpaid wages, consulting and loans amounting to $410,893 owing to two officers/directors are due on demand, unsecured and will bear interest calculated at 10% effective April 1, 2005. Included in this amount of $410,893 are amounts owing to the President of the Company a result of actions discussed in Note 5(a), loans amounting to $15,000, and consulting and expenses amounting to $47,504 advanced during the period ending March 31, 2005. In fiscal 2003, two officers/directors were issued 2,400,000 shares of common restricted stock of the Company at $0.0338 per share totalling $81,120 for partial payment of wages.

7.	Common Stock

	a)	Incentive Plan

On November 26, 2003, the Company adopted The Incentive Plan (“the Plan”) that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the Plan, the Company may issue 5,000,000 shares of common stock or grant options. During the year ended December 31, 2004, the Company issued all remaining shares pursuant to the Plan.

	b)	2004 Consultants Incentive Plan

On December 3, 2004, the Company adopted The 2004 Incentive Plan of UltraGuard (“the Plan”) that was registered with the Securities Exchange Commission on December 21, 2004 on Form S-8. Under the Plan, the Company may issue 10,000,000 shares of common stock or grant options. On December 21, 2004 the Company issued 5,495,000 common shares at $0.01. During the period ending March 31, 2005 an additional 1,488,000 shares were issued at $0.175 per share.

7.	Common Stock (continued)

	c)	Valuation of Common Stock Issued for Services and Assets

The Company applies EITF 96-18 “Accounting for Equity Instruments that are issued to Other Than Employers for Acquiring, or in Conjunction with Selling, Goods or Services”, in accounting for shares issued to consultants. The values of these shares were based on calculating the fair market value of the stock determined by the stock price of the underlying stock.

d)
During the period ending March 31, 2005 the Company issued the following common shares; for settlement of accounts payable of $5,040, for prepaid legal fees of $3,500 and consulting services of $17,500.

		Fair Market
	Shares	Value	Total
	Issued	Per Share	Fair Value
	#	$	$
Consulting for services provided or to be provided
Pursuant to the incentive plan (Note 7(b))	1,288,000	0.0175	22,540
Legal
Pursuant to the incentive plan (Note 7(b))	200,000	0.0175	3,500

	1,488,000		26,040

The terms of some of the agreements for future services are in excess of one year and have various expiry dates. As a result, during the period ending March 31, 2004, $32,597 has been charged to operations as consulting and legal expenses and the balance of $23,338 has been recorded as deferred compensation.

8.	Segmented Information

As a result of the disposition of UVS, (see Note 3) UltraGuard and IFCT now operate in one business segment and one geographical area. All of the Company’s identifiable assets are located in Canada.

9.	Legal Proceedings/Contingency Accrual

a)
On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by an original shareholder (“the plaintiff”) against the Company’s President and Director, and a former Director and Vice President of the Company. The plaintiff alleges that in April of 1996, he purchased common shares of the Company based on a representation that they would be free trading in 40 days of "the filing of a prospectus." The plaintiff further alleges that in September of 1996 he purchased additional common shares of the Company based on the representation that the shares would be free trading within 40 days of the common shares becoming free trading and that the representation was a warranty and was incorrect. The plaintiff further alleges that he suffered a loss because the share price decreased while he was holding the shares and is seeking damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and will continue to actively defend the suit. The suit has remained inactive since early 1999. There has been no loss provision accrued pursuant to this action against the Company as the probability of incurring a material loss is remote.

b)
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

c)
On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which, among other things elected a new slate of directors and revised the Company’s by-laws. the Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors; Edward White and Erin Strench to the Company’s board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company, from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to the Company’s officers and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 the TRO hearing Judge did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by the Company’s counsel. The plaintiff responded on July 18, 2003 and the Company’s counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. The Company’s counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction. In March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal of the lawyer on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant were required to file a proposed pre-trial order with the Federal Court. Te Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval, the Court will set down for trial. On October 28, 2004 the Company jointly filed a pre- trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. Prior to the trial date the parties reached a settlement on all matters. Under the terms of the settlement, the Plaintiffs agreed to and have dismissed all of the lawsuits and have cancelled all debts owed by the Company to the Plaintiff amounting to about $98,797.

d)
The Company has made a provision for a loss of $27,000 in a lawsuit made by a former employee for wrongful dismissal. This amount represents the total probable loss of the lawsuit and has been recorded as an accrued liability as of December 31, 2004 and 2003.

e)
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

10.	Subsequent Events

a)
On April 21, 2005 the Company Board of Directors voted to reorganize UltraGuard. As a part of the reorganization, the Company will change its business focus from water filtration and disinfection to restaurant franchising. On May 4, 2005 the Company filed a form PRE 14A with the SEC, calling a Special Meeting of the shareholders to be held on June 13, 2005. At the meeting, the shareholders will be voting to change the Company’s name to Creative Eateries Corporation and approve a 1:100 reverse split.

	b)	On May 3, 2005, the Board of Directors approved the sale of all of UltraGuard’s filtration and disinfection technologies and intellectual property to Innovative Fuel Cell Technologies Inc.

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

Our offices are located at 914 Sherwood Avenue, Coquitlam British Columbia, Canada, V3K 1A6, our telephone number is (604) 540-8282 and our Internet website address is www.ultraguard.com. References in this document to we, us, our, and the company include Innovative Fuel Cell Technologies Inc unless the context otherwise requires. ULTRA GUARDR and "WAVY LINES & DESIGNS" logo are our registered trademarks. Any other trademarks or trade names referred to in this document are the property of their respective owners.

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

On March 14, 2003 IFCT exercised the license for the Fuel Cell.

Subsequent to the March 31, 2005, on April 21, 2005, the Company’s directors voted to change its business focus and move UltraGuard into restaurant franchising by signing an agreement with the American Restaurant Development Company to identify opportunities in restaurant franchising. The directors also voted to reorganize the Company and bring to a special meeting of shareholders, which subject to filing the required forms with the Securities and Exchange Commission, will be held on June 13, 2005. This meeting will request shareholder approval of a name change to Creative Eateries Corporation and a reverse split of the Companies common stock of 1:100.

On May 3, 2005 the directors approved the sale of all of UltraGuard’s filtration and disinfection technologies and intellectual property to Innovative Fuel Cell Technologies Inc.

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

During 2004, MagPower has signed licensing rights in Australia and China for the Fuel Cell, has completed its prototype development and has leased manufacturing facilities in British Columbia, Canada for the manufacturing of the Fuel Cell. Production units are scheduled to be available in 2005. MagPower's progress will be closely monitored. As soon as product is availability the Company can seriously market its point of use UV system with the Fuel cell.

As a result of the reverse takeover of Innovative Fuel Cell Technologies Inc on December 31, 2003, the Company’s status changed to that of a development stage company.As a development stage company, we have generated total revenue to March 31, 2005 of $47,704. This amount was received for royalty and UV component sales, unrelated to the fuel cell acquisition.

Drinking Water Dispensers

During the quarter ended June 30, 2004, the Company commenced business in the bottled water industry sector. Working with The Water Clinic, a 20 year old company located in Winnipeg, Manitoba, Canada, the Company has purchased and installed its first bottled water-dispensing unit, the AquaPure system. The AquaPure system dispenses pure and safe drinking water, treated by reverse osmosis and disinfected by ultraviolet. The unit is coin operated and configured to refill 4.9 -gallon water bottles. The AquaPure system will be leased to and placed in convenience stores, gas bars, car washes, and other location, which offer ready access for the public. Revenues from the sales are split between the Company and the Leasor; 70% for the Company, 30% to the Leasor. During the quarter-ended September 30, 2004 we continued to test market at the first installation site. Using direct mailing marketing and local newspaper advertising, we contacted households in the immediate area of the installation, providing discounted pricing and free refills. To date results have been running at about 50% of expected sales. The Company has no plans to install any further dispensing units.

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

PLAN OF OPERATION

On May 5, 2005 the Company filed an 8-K with the Securities and Exchange Commission announcing that the Company’s business would change from its current water related activities focus, moving to restaurant franchising. On April 21, 2005 the Company’s board of directors approved a consulting agreement with the American Restaurant Development Corporation (ARDC) to introduce UltraGuard to restaurant concepts, which the Company plans to develop into a nationwide restaurant franchise business. The restaurant concepts will vary from fast casual to casual dining and each concept will feature a specific ethic fare such as Asian, Mexican or Italian, as well as burgers, noodles, and barbeque to name a few. Most restaurants will be sold as franchises, although there will be a limited number corporate owned stores to be used for training and sales purposes. ARDC has over ten years experience in franchising and has been instrumental in the opening and selling of over 1,000 restaurants generating over $400 million in cumulative sales as stated by ADRC. UltraGuard will draw on the experience of ARDC and industry contacts to develop a viable restaurant franchise business.

To meet the financial needs moving forward the Company plans to raise money through the sales of the Company’s restricted common stock via a public offering document and sale of debt financing instruments. In addition the Company will generate revenue through the sales of the franchise concepts introduced by ARDC. As ARDC will receive their compensation through the sales of franchises, expenses related to restaurant franchising over the next twelve months are expected to be less than $200,000.

As UltraGuard’s current technology and intellectual property do not fit the new business model, the Board has approved to sell this technology and intellectual property into the Company’s wholly owned subsidiary; Innovative Fuel Cell Technologies Inc. As soon as a final strategy has been developed, the Company’s directors will be making announcements of its plans for Innovative Fuel Cell Technologies Inc.

As a result of these changes in business direction, the Company has called a special meeting to be held on June 13, 2005 where the Company will ask for shareholder approval for a corporate name change to Creative Eateries Corporation and to approve a 1:100 reverse split.

During this period of reorganization and restructuring, we will likely continue to incur significant additional operating losses. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

BASIS OF PRESENTATION

The financial statements include accounts of Ultraguard Water Systems Corp. and its 100% owned subsidiary, Innovative Fuel Cell Technologies Inc.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenues. During the three months ended March 31, 2005, we reported revenues of $Nil compared to revenue of $14,419, a decrease of 100% compared to the results being reported in the three months of fiscal 2004.

Direct Project Costs. Project costs recorded during the three months ended March 31, 2005 amounted to nil compared to $728 recorded during the three months of fiscal 2004. No cost of sale were incurred.

Gross Profit. No Gross profit was recorded due to there being neither sales nor cost of sales

General and Administrative Expense. For the three months ended March 31, 2005, we reported general and administrative expense of $116,719, an decrease of $76,648 or 40% from $193,367 reported in the comparable period of the prior year. This increase resulted primarily from decreased consulting fees paid during the period

Interest. For the three months ended March 31, 2005, we reported interest of $12,688, an increase of $4,943 or 64% from $7,745 reported in the comparable prior fiscal period. The increase was as a result of an increase in the loans payable amount outstanding compared to the amount outstanding for the comparable three months of 2004.

Net Loss for the Period. For the three months ended March 31, 2005, we reported a net loss for the period of $30,610, a decrease of $156,811 or 84% over $187,421 in the comparable period of fiscal 2004. The decrease in net loss was primarily due to a decrease in consulting fees and a gain amounting to $98,797 received in the settlement of lawsuits with a shareholder group.

Net Loss per Share. For the three months ended March 31, 2005, we reported a net loss per share for the period of nil compared to $0.01 reported during the comparable period of the prior year. The decrease in loss per shares is primarily as a result of the reduced loss and the weighted average shares outstanding at March 31, 2005 over which the loss was shared

Item 3.         CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As at the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as at the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure

PART II - OTHER INFORMATION

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

On June 6th, 2003 a group of shareholders consisting of the original owners of Innovative Fuel Cell Technologies Inc (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors; Edward a White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five director prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition two shareholders issued writs against the four directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Company’s counsel has responded to the various other suits filed against the Company and its directors. The Company had attempted during the second quarter to have these cases moved from Nevada State court to federal court and in the third quarter we were advised that these cases would be heard in federal court. Subsequent to December 31, 2003, in March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal in two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. During this quarter the Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval, the Court will set down for trial. On October 28, 2004 we jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. During this fiscal period, one of the Plaintiffs withdrew from the action. On October 28, 2004 the Company jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. Prior to the trial date the parties reached a settlement on all matters. Under the terms of the settlement, the Plaintiffs agreed to and have dismissed all of the lawsuits and have cancelled all debts owed by the Company to the Plaintiff amounting to about $98,797.

Item 2.         CHANGES IN SECURITIES

None

Item 3.         DEFAULT UPON SENIOR SECURITIES

None

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.         OTHER INFORMATION

None

Item 6.         EXHIBITS AND REPORTS ON FROM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation	(1)

(3)(ii)	Bylaws, as amended	(2)

(10)(iii)	Agreement between Douglas Sommerville and Company dated 12/6/9	(3)

(10)(iv)	Agreement between John Gaetz and the Company dated 12/6/96	(4)

(10)(v)	Sample Agreement among minority Shareholders of UV Systems Technology, Inc. and the Company each dated 2/28/97	(5)

(10)(vi)	Marketing Distribution Agreement Between UV Systems Technology, Inc. and the Company	(2)

(10)(vii)	Sales Representation Agreement between UV Systems Technology, Inc. and "The Representative"	(2)

(10)(viii)	Exclusive Distributorship Agreement Between UV Waterguard Systems, Inc. and Chiyoda Kohan Co., Ltd., and NIMAC Corporation.	(2)

(10)(ix)	1997 Stock Option Plan	(4)

(10)(x)	Interim Funding Agreement between UVS, MDS and WOF	(5)

(10)(xi)	Letter Agreement between the Company and Elco Bank and Trust Company Limited	(5)

(10)(xii)	Loan Agreement between the Company and TD Bank	(6)

(10)(xiii)	The Company’s 1999 Long-Term Equity Incentive Plan	(7)

(10)(xiv)	Letter Agreement between Service Systems, UVS, MDS and WOF dated Feb 13, 2000	(7)

(10)(xv)	Lease dated October 2000 between Service Systems, UV Systems and Slough Estates Canada Limited	(8)

(10)(xvi)	Legal Services Plan between Rosenfeld, Goldman & Ware, Inc.	(9)

(10)(xvii)	Post Effective Amendment to Legal Services Plan filed November 19, 2001	(10)

(10xviii)	2003 Benefit Plan S-8	(11)

(10xix)	Independent Contractor/Consulting Agreement	(12)

(10xx)	The Incentive Plan of UltraGuard	(13)

(10xxi)	2004 Incentive Plan of UltraGuard	(14)

(31.1)	Certification of Kenneth Fielding pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002	Filed herewith Electronically

(31.2)	Certification of John R Gaetz pursuant to Sec 302 of the Sarbanes-Oxley Act of 2002	Filed herewith Electronically

(32.1)	Certification of Kenneth Fielding pursuant Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

(32.2)	Certification of John R Gaetz pursuant Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith Electronically

Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997

	(2)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
	(3)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
	(4)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
	(5)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
	(6)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.
	(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
	(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.
	(9)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on November 19, 2003.
	(10)	Incorporated by reference to the Corporation's S-8 POS filed with the Commission on March 23, 2003.
	(11)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on March 28, 2003.
	(12)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on June 11, 2003.
	(13)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 2, 2003.
	(14)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 21, 2004.

(b)		Reports on Form 8-K

The Company filed one reports on Form 8-K in 2004,

On November 23, 2004 reporting the resignation of Director Edward A White

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP.

     /s/ Kenneth R. Fielding
Kenneth R. Fielding, President

Date: May 18, 2005	/s/ Ken Fielding
Ken Fielding, Director

Date: May 18, 2005	/s/ John R Gaetz
John R Gaetz, Director