Form 10QSB
period 2005-06-30
Creative Eateries Corp
filed 2005-08-23
CIK 1014989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2005

 ☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

Commission file number 000-21753

CREATIVE EATERIES CORPORATION
Name of Small Business Issuer in Its Charter
Formerly
ULTRAGUARD WATER SYSTEMS CORP.

NEVADA	88-0263701
State of Incorporation	I.R.S. Employer
Identification No.

7400 E. McDONALD, SUITE 121
SCOTTSDALE, AZ	85250
Address of Principal Executive Offices	Zip code

480-355-8149
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

The number of shares outstanding of the issuer's only class of Common Stock $0.001 par value was 35,031,285 on August 16, 2005

INDEX

PART I	Financial Information

Item 1. Consolidated Financial Statements

Index to Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Creative Eateries Corporation
(formerly Ultraguard Water Systems Corp)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2005	2004
	$	$
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	5,678	1,877
Accounts receivable	7,207	4,645
Prepaid expenses and deposits	4,768	1,268

Total Current Assets	17,653	7,790

Property and Equipment (Note 4)	609	140

Assets Held for Sale (Note 1)	83,161	83,161
Total Assets	101,423	91,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	187,816	208,937
Accrued liabilities	57,795	60,793
Loans payable (Note 5)	189,910	389,265
Amounts owing to related parties (Note 6)	445,541	347,265
Total Current Liabilities	881,062	1,006,260

Contingencies (Notes 1 and 9)
Subsequent Events (Note 10)

Stockholders’ Deficit

Common stock, (Note 7)
100,000,000 shares authorized, with a par value of $0.001
608,918 and 333,586 issued and outstanding, respectively	609	334

Additional paid-in capital	904,011	673,603

Deferred compensation	(12,688)	(55,917)

Deficit	(1,671,571)	(1,533,189)
Total Stockholders’ Deficit	(779,639)	(915,169)
Total Liabilities and Stockholders’ Deficit	101,423	91,091

(The accompanying notes are an integral part of these consolidated financial statements)

Creative Eateries Corporation
(formerly Ultraguard Water Systems Corp)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	September 30, 2002	Three Months	Three Months	Six Months	Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30	June 30,	June 30,
	2005	2005	2004	2005	2004
	$	$	$	$	$
Project Revenue	52,839	5,135	100	5,135	14,519

Project Costs	34,696	–	–	–	728
Total Gross Profit	18,143	5,135	100	5,135	13,791

Expenses
Foreign exchange loss	29,020	–	–	–	–
General and administrative	1,566,825	102,540	207,635	219,260	401,003
Interest	124,709	10,366	8,306	23,054	16,051
Provision for lawsuit (Note 9(d))	27,000	–	–	–	–
Stock-based compensation	–	–	28,368	–	56,735
Total Expenses	1,747,554	112,906	244,309	242,314	473,789

Net Loss from Operations	(1,729,411)	(107,771)	(249,209)	(237,179)	(459,998)

Gain on Debt Settlement	98,797	–	–	98,797	–
Net Loss Before Discontinued Operations	(1,630,614)	(107,771)	(249,209)	(138,382)	(459,998)

Loss from Discontinued Operations (Note 1)	(40,957)	–	–	–	–
Net Loss for the Period	(1,671,571)	(107,771)	(249,209)	(138,382)	(459,998)
Net Loss Per Share – Basic and Diluted		(0.18)	(1.02)	(0.29)	(1.96)
Weighted Average Number of Shares Outstanding		596,638	244,620	469,739	234,350

(The accompanying notes are an integral part of these consolidated financial statements)

Creative Eateries Corporation
(formerly Ultraguard Water Systems Corp)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2004
	$	$
Cash Flows Used In Operating Activities

Net loss	(138,382)	(459,998)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Gain on debt settlement	(98,797)	–
Depreciation and amortization	44	27
Shares issued to settle debt and expenses	230,683	277,367
Loan interest accrued	–	8,531
Amortization of deferred compensation and other stock-based
compensation	43,229	56,735

Changes in operating assets and liabilities
(Increase) in accounts receivable	(2,562)	(105)
(Increase) decrease in prepaid expenses and deposits	(3,500)	27,967
Decrease in accounts payable and accrued liabilities	(24,119)	(529)
Net Cash Provided by (Used in) Operating Activities	6,596	(90,005)

Cash Flows Used in Investing Activities
Acquisition of property and equipment	(513)	–
Net Cash Used in Investing Activities	(513)	–

Cash Flows From Financing Activities
Increase (decrease) in loans from unrelated parties	(100,558)	47,000
Increase in advances from related parties	98,276	49,784
Net Cash Provided by (Used in) Financing Activities	(2,282)	96,784

Increase in Cash	3,801	6,779
Cash - Beginning of the Period	1,877	1,834

Cash - End of the Period	5,678	8,613

Non-cash Investing and Financing Activities:
Shares issued for manufacturing technology	–	3,600
Shares issued for legal and consultants’ fees	48,998	–
Shares issued to settle debts and expenses	178,685	151,500
Shares issued for director fee	3,000	–

(The accompanying notes are an integral part of these consolidated financial statements)

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Reverse Acquisition, Nature of Operations and Continuance of Business

On December 31, 2002 (“the acquisition date”), UltraGuard Water Systems Corp. (“UltraGuard”) acquired all of the outstanding stock of Innovative Fuels Cell Technologies Inc (“IFCT”). UltraGuard issued 50,000 common shares to the shareholders of IFCT to acquire IFCT and its wholly-owned Austrian incorporated subsidiary UltraGuard Water Systems GmbH (“UG GmbH”). UltraGuard also issued 10,000 common shares to UG GmbH as part of the transaction. These shares are considered treasury shares and are not outstanding. For accounting purposes the acquisition was treated as the acquisition of UltraGuard by IFCT with IFCT as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of IFCT from September 30, 2002 (date of inception of IFCT). See Note 3 for Operations of UltraGuard prior to the reverse acquisition. UltraGuard and IFCT, as at December 31, 2002, reverted back to being a development stage Company.

IFCT is a Nevada corporation incorporated on September 30, 2002. IFCT is the holder of an option (“the Option Agreement”) to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell (Fuel Cell) from MagPower Systems Inc. (“MagPower”) for use with UltraGuard’s Point of Use Ultraviolet Water Purification System and for ancillary uses. IFCT was assigned the Option Agreement on October 1, 2002 from a related party. The only cost incurred by the related party was a Cnd$2,500 down payment for the Option Agreement. A balance owing of Cnd$97,500 is payable and 4,000 shares of UltraGuard is to be issued to complete the Option Agreement. On March 14, 2003, a License Agreement was executed between MagPower and IFCT. The terms of the License Agreement included additional rights to use the Fuel Cell for ancillary services to power items such as lighting and radio. As consideration for the additional rights, IFCT increased the option payments to be made to Cnd$100,000 and increased the number of common shares of UltraGuard to be issued to 5,000. On March 6, 2003, UltraGuard issued 4,000 shares into trust subject to certain criteria. On signing of the License Agreement IFCT paid Cnd$5,000 and delivered 2,000 common shares of UltraGuard to the vendors of MagPower. An additional Cnd$5,000 was paid on March 21, 2003 for the payment due on April 1, 2003. Commencing on May 1, 2003, Cnd$7,500 was due and unpaid, however delivery of additional 1,000 common shares of UltraGuard was made on May 1, 2003. The remaining balance is due on the first of each month thereafter until MagPower delivers the technical drawings at a rate of Cnd$7,500 per month; and Cnd$15,000 per month thereafter until the full amount has been paid. Concurrent with the receipt of the technical drawings from the vendor, the remaining 2,000 common shares of UltraGuard will be delivered 1,000 common shares from trust and 1,000 common shares from treasury). The payments due from May 1, 2003 monthly through September 30, 2003 amounting to Cnd$25,000 were not paid as at December 31, 2003. On February 2, 2004, UltraGuard and MagPower amended the agreement to sublicense to MagPower, in certain countries in the world, UltraGuard’s ultraviolet products for sale and use by MagPower (or its sublicenses) with MagPower’s magnesium fuel cell. As well, the February 2, 2004 agreement provided for issuance and delivery of the remaining 2,000 common shares 1,000 common shares from trust and 1,000 common shares from treasury), and cancellation by MagPower of the remaining Cnd$88,800 owing by UltraGuard and IFCT as a condition of the License Agreement.

As a condition of the Option Agreement, IFCT was required to sell a minimum quantity of 2000 Fuel Cell units in fiscal 2003. The drawings and technical information due from MagPower is still incomplete, therefore marketing efforts have not concentrated on product sale but on product awareness. The license will be amortized on a straight-line basis over five years once the option agreement has been completed. Royalties of Cnd$25 per cell will be paid to MagPower based on number of units sold.

The total consideration paid for the License Agreement, as at December 31, 2004 was $83,161, which includes the value of 5,000 common shares being $74,800.

During fiscal 2003, due to lack of finances, UltraGuard and IFCT discontinued its operation in Europe and closed UG GmbH and will concentrate its efforts on the North American market where its UV products and fuel cell products will be manufactured through subcontractors and marketed through the Internet, wholesalers and sales representatives. A loss from discontinued operations of $40,957 was charged to operations during the period ended December 31, 2003. Included in this loss is a write off of an intercompany loan between UltraGuard and UG GmbH of $11,230. No other assets or liabilities were included in the loss from discontinued operations.

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Reverse Acquisition, Nature of Operations and Continuance of Business (continued)

On February 2, 2004, the Company and MagPower amended the License Agreement. MagPower now has sublicense rights in certain countries to the Company’s ultraviolet products for sale and use by MagPower (or its sublicenses) with MagPower’s magnesium fuel cell. In addition, the amended License Agreement provided for issuance and delivery of the remaining 2,000 common shares (1,000 common shares from trust and 1,000 common shares from treasury), and cancellation by MagPower any remaining amount owing by the Company as a condition of the original License Agreement.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the Company has not recognized significant revenue, has a working capital deficit of $863,409, and has accumulated operating losses of $1,671,571 since inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

On April 21, 2005 the Company’s Board of Directors voted to reorganize UltraGuard. The Company changed its business focus from water filtration and disinfection to restaurant franchising. On May 4, 2005 the Company filed a form PRE 14A with the SEC, calling a Special Meeting of the shareholders to be held on June 13, 2005. At the meeting, the shareholders approved by an 88.65% majority vote, a proposal to change the Company’s name to Creative Eateries Corporation (“Creative”) and by an 88.58% majority vote, to consolidate the outstanding shares on a 1 for 100 basis. All per share amounts have been retroactively adjusted to reflect the reverse stock split.

As part of the reorganization, on June 30, 2005, the Board of Directors finalized details of the sale of the Company’s filtration and disinfection technologies and intellectual property to Innovative Fuel Cell Technologies Inc (IFCT). All shares of IFCT owned by the Company will be distributed as a dividend in kind to Company shareholders of record on June 12, 2005. The number of IFCT shares received by each Company shareholder will be pro-rata to the number of Company shares owned by the shareholder.

On July 11, 2005, the Company’s Board of Directors approved a share exchange agreement between shareholders of Creative and Restaurant Companies International, Inc (“RCI”), a Nevada corporation. RCI is a franchise development company organized to capitalize on the growing demand for fast casual dining in North America. On July 11, 2005, the Company acquired, by way of reverse acquisition, 100% of the issued and outstanding capital stock of RCI in exchange for the issuance of 30,802,367 shares of the Company’s common shares. Pursuant to the Agreement the Company’s officers resigned. As a result there was a change in control of the Company to the former shareholders of RCI.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months of less when purchased.

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles used in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Foreign currency translation

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

Monetary balance sheet items are translated into US dollars at the rate of exchange on the balance sheet date. Non- monetary balance sheet items are translated into US dollars at the rate of exchange prevailing on the transaction dates. The foreign subsidiary’s operating results are translated into US dollars using the average exchange rate for the year with any translation gain or loss and are included separately in operations.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation (continued)

No stock options were granted to employees in fiscal 2004 and 2005, therefore no pro-forma disclosures have been presented.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Financial Instruments

The fair value of cash, accounts receivable, accounts payable, accrued liabilities and amounts owing to related parties approximates their carrying value due to the immediate or short-term maturity of these financial instruments. The Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS NO. 123R.

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

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

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

See Note 1 for IFCT’s reverse acquisition of UltraGuard.

4.	Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.

			June 30,	December 31,
			2005	2004
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Property and equipment	6,046	5, 437	609	140

5.	Loans Payable

a)

Loans payable, including interest, originally in the amount of $261,423 were partially repaid during the year ended December 31, 2003. The security pledged, 50% by West Peak Ventures of Canada Ltd (West Peak) and 50% by the Company’s President to secure the loans, was called and taken by the note holder. To compensate West Peak for its losses, the Company issued 15,560 common shares to West Peak in full payment for its losses amounting to $130,711. The Company agreed to set an unsecured loan payable to the President of the Company in the amount of $130,712 with interest at 6% per annum as compensation for his losses. This amount was transferred from loans payable to amounts owing to related parties. Refer to Note 6.

b)

Loans payable, totalling $125,000 plus accrued interest of $30,000 were renegotiated in December 2002 as a non- interest bearing loan amount set at $155,000. Payments were to be made, totalling $80,000, commencing February 15, 2003 with final payment due June 16, 2003, with the remaining $75,000 to be converted into common shares at a conversion price of 20% below the average bid price between December 7, 2002 and March 7, 2003, to be issued March 10, 2003. The payment due February 15, 2003 was not made. No payment was made on March 15, 2003 or subsequently. Additional interest has been accrued to June 30, 2005, which has increased the amount to $189,911. Refer to Note 9(b) describing litigation.

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

5.	Loans Payable (continued)

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

d)

During fiscal 2003, Elco Bank & Trust Company Limited loaned $45,174. During 2004, additional loans amounting to $47,000 were received. Additional loans amounting to $18,000 were received during the period ending March 31, 2004 bringing the total amount owing to $121,563.These loans are unsecured and bear interest at 10% per annum and are due on April 30, 2005.On April 29, 2005 the Company reached an agreement with the lender to convert the total debt including accrued interest amounting to $122,393 into 174,847 shares of Rule 144 restricted stock. Under the agreement the lender agreed to accept a discounted conversion price of 35% of the closing price on the day of the conversion, that being $1.30.

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

f)

During the period ending June 30, 2005 the company reached a agreement with an unrelated company to convert its debt amounting to $17,719 into 25,313 shares of Rule 144 restricted stock. Under the agreement the lender agreed to accept a discounted conversion price of 35% of the closing price on the day of the conversion, that being $1.30.

6.	Amounts Owing to Related Parties

Unpaid wages, consulting and loans amounting to $445,541 owing to two former officers and current directors are due on demand, unsecured and will bear interest calculated at 10% effective April 1, 2005. Included in this amount of $445,541 are amounts owing to the President of the Company a result of actions discussed in Note 5(a), loans, management fees and expenses amounting to $34,648 advanced during the period ending June 30, 2005. In fiscal 2003, two officer directors were issued 24,000 shares of common restricted stock of the Company at $3.38 per share totalling $81,120 for partial payment of wages. During this fiscal period, on June 8, 2005 officers and directors were issued 18,420 shares from the 2004 Incentive Plan of Creative at $1.00, the current market price on the date of issue was charged against the amounts payable to these officers and directors. On April 29, 2005, 25,872 of Rule 144 restricted stock was issued at $0.70 to settle $18,110 debt owing to a company managed by two officers and directors.

7.	Common Stock

	a)	Stock Split

On June 13, 2005, the Board of Directors approved a one for one hundred reverse stock split of common shares. The Company issued one share for each one hundred common shares outstanding effective June 13, 2005. All per share amounts have been retroactively adjusted to reflect the reverse stock split.

	b)	Incentive Plan

On November 26, 2003, the Company adopted The Incentive Plan (“the Plan”) that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the Plan, the Company may issue 5,000,000 shares of common stock or grant options. During the year ended December 31, 2004, the Company issued all remaining shares pursuant to the Plan.

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

7.	Common Stock (continued)

	c)	2004 Consultants Incentive Plan

On December 3, 2004, the Company adopted The 2004 Incentive Plan of UltraGuard (“the Plan”) that was registered with the Securities Exchange Commission on December 21, 2004 on Form S-8. Under the Plan, the Company may issue 100,000 shares of common stock or grant options. On December 21, 2004 the Company issued 54,950 common shares at $1.00. During the period ending March 31, 2005 an additional 14,880 shares were issued at $1.75 per share. During the period ended June 30, 2005, 14,500 were issued at $1.75 per share for consulting services and 18,420 shares were issued at $1.00 per share for debt owed to officers and directors.

	d)	Valuation of Common Stock Issued for Services and Assets

The Company applies EITF 96-18 “Accounting for Equity Instruments that are issued to Other Than Employers for Acquiring, or in Conjunction with Selling, Goods or Services”, in accounting for shares issued to consultants. The values of these shares were based on calculating the fair market value of the stock determined by the stock price of the underlying stock.

	e)	During the period ending June 30, 2005 the Company issued the following common shares:

		Fair Market
	Shares	Value	Total
	Issued	Per Share	Fair Value
	#	$	$
Consulting for services provided or to be provided pursuant to the
incentive plan (Note 7(b))	27,380	1.75	47,915
For legal fees pursuant to the incentive plan (Note 7(b))	2,000	1.75	3,500
Officers and directors debt settlement pursuant to the incentive plan
(Note 7(b))	18,420	1.00	18,420
Consulting services provided acceptance of previously “stopped shares”	1,500	1.75	2,625
Conversion of loans payable 144 restricted shares (Note 5(f))	25,313	0.70	17,719
Conversion of loans payable 144 restricted shares (Note 6)	25,872	0.70	18,110
Conversion of loans payable 144 restricted shares (Note 5(d))	174,847	0.70	122,393
	275,332		230,683

The terms of some of the agreements for future services are in excess of one year and have various expiry dates. As a result, during the period ending June 30, 2005, $36,025 has been charged to operations as consulting and legal expenses and the balance of $12,686 has been recorded as deferred compensation.

8.	Segmented Information

As a result of the disposition of UVS, (see Note 3) UltraGuard and IFCT now operate in one business segment and one geographical area. All of the Company’s identifiable assets are located in Canada.

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

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

b)

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000. UltraGuard entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and UltraGuard responded with a “no defines” position. Judgment was issued in the amount of $183,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in the Supreme Court of British Columbia to provide to Chelverton and the court, specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. The hearing was adjourned with a requirement that UltraGuard provide additional detailed financial information. This information has now been provided. No further action has occurred.

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

Creative Eateries Corporation
(formerly UltraGuard Water Systems Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

9.	Legal Proceedings/Contingency Accrual (continued)

e)

The debt load being carried by the Company as a result of the UVS operations were impairing the Company’s ability to obtain investment funds or make any other financing arrangements. On December 30, 2002, the Company disposed of its 100% owned asset, UVS. Under the terms of these agreements, the Company sold 100% of the shares of UVS to 659999 BC Ltd, a Canadian private company, in exchange for the transfer and assignment to the Company of all outstanding and future royalties from Clearwater Technologies Inc (“Clearwater”) and any other rights UVS may have under the License Agreement, which covered the UltraGuard® patents and technology. UVS entered into this Licence Agreement with Clearwater on February 5, 2002. No value was placed on this agreement. Full details of these Agreements between UVS and 659999 BC Ltd were filed with the Securities and Exchange Commission on Form 8-K dated January 15, 2003. A writ of summons was issued against Clearwater in July 2003 in specific amounts totalling Cnd$774,366 plus additional amounts for failure to perform, demand for return of leased equipment and cancellation of the Joint Venture Agreements. The case is at the stage of production of documents.

UVS has confirmed its intention to pursue the case vigorously. Clearwater has filed a defence against all claims.

10.	Subsequent Events

a)

On July 11, 2005, the Company’s Board of Directors approved a share exchange agreement between shareholders of Creative and Restaurant Companies International, Inc (“RCI”), a Nevada corporation. RCI is a franchise development company organized to capitalize on the growing demand for fast casual dining in North America. On July 11, 2005, the Company acquired, by way of reverse acquisition, 100% of the issued and outstanding capital stock of RCI in exchange for the issuance of 30,802,367 shares of the Company’s common shares. Pursuant to the Agreement the Company’s officers resigned. As a result, there was a change in control of the Company to the former shareholders of RCI.

	b)	On July 18, 2005, the Company issued 3,120,000 S-8 shares to outside consultants for services to be rendered.

	c)	On July 18, 2005, the Company issued 500,000 of Rule 144 restricted shares to an outside consultant for services to be rendered.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

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

Where we say "we", "us", "our", or "the Company", we mean UltraGuard Water Systems Corp and its subsidiaries.

MANAGEMENT DISCUSSION-OVERVIEW

Vancouver-based Creative Eateries Corporation (Creative) (formerly UltraGuard Water System Corp) or (“Company”), through its previously owned subsidiary UV Systems Technology, Inc. ("UVS") are committed to a legacy of a healthy planet for future generations through the development and commercialization of superior, cost-effective, environmentally friendly, ultraviolet-based water treatment products and systems.

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

On May 3, 2005 the directors approved the sale of all of Creative’s filtration and disinfection technologies and intellectual property to Innovative Fuel Cell Technologies Inc. On June 30, 2005 the sale was completed. As a condition of the sale, all the shares of Innovative Fuel Cell Technologies Inc will be distributed on a prorate basis to the Creative’s shareholders of record June 13, 2005.

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

As a result of the reverse takeover of Innovative Fuel Cell Technologies Inc on December 31, 2003, the Company’s status changed to that of a development stage company.As a development stage company, we have generated total revenue to June 30, 2005 of $52,839. This amount was received for royalty and UV component sales, unrelated to the fuel cell acquisition.

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

PLAN OF OPERATION

On May 5, 2005 the Company filed an 8-K with the Securities and Exchange Commission announcing that the Company’s business would change from its current water related activities focus, moving to restaurant franchising. On April 21, 2005 the Company’s board of directors approved a consulting agreement with the American Restaurant Development Corporation (ARDC) to introduce UltraGuard to restaurant concepts, which the Company plans to develop into a nationwide restaurant franchise business. The restaurant concepts will vary from fast casual to casual dining and each concept will feature a specific ethic fare such as Asian, Mexican or Italian, as well as burgers, noodles, and barbeque to name a few. Most restaurants will be sold as franchises, although there will be a limited number corporate owned stores to be used for training and sales purposes. ARDC has over ten years experience in franchising and has been instrumental in the opening and selling of over 1,000 restaurants generating over $400 million in cumulative sales as stated by ADRC. UltraGuard will draw on the experience of ARDC and industry contacts to develop a viable restaurant franchise business

To meet the financial needs moving forward the Company plans to raise money through the sales of the Company’s restricted common stock via a public offering document and sale of debt financing instruments. In addition the Company will generate revenue through the sales of the franchise concepts introduced by ARDC. As ARDC will receive their compensation through the sales of franchises, expenses related to restaurant franchising over the next twelve months are expected to be less than $200,000.

As a result of these changes in business direction, the Company held a special meeting June 13, 2005 where the Company asked for shareholder approval for a corporate name change to Creative Eateries Corporation and to approve a 1:100 reverse split. At the meeting the shareholders approved the change of the Company’s name to Creative Eateries Corporation by a vote of 52,357,878 in favour, 232,618 against and 10,060 abstaining. The 1:100 reverse split was approved by a vote of 52,607,893 in favour, 292,563 against and 100 abstaining. The reverse split became effective at 5:00 PM on June 13, 2005

As Creative’s current technology and intellectual property do not fit the new business model, the Board had approved the transfer of this technology and intellectual property into the Company’s wholly owned subsidiary; Innovative Fuel Cell Technologies Inc. This transfer was completed on June 30, 2005. As well, the Board approved the transfer of 100% of the shares of Innovative Fuel Cell Technologies Inc to be distributed as a dividend-in-kind on a prorata basis, pre reverse split, to Creative’s shareholders of record June 13, 2005.

During this period of reorganization and restructuring, we will likely continue to incur significant additional operating losses. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

BASIS OF PRESENTATION

The financial statements include accounts of Creative and its 100% owned subsidiary, Innovative Fuel Cell Technologies Inc.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues. During the six months ended June 30, 2005, we reported revenues of $5,135 compared to revenue of $14,519, a decrease of $9,384 or 65% compared to the results being reported in the six months of fiscal 2004.

Direct Project Costs. Project costs recorded during the six months ended June 30, 2005 amounted to nil compared to $728 recorded during the six months of fiscal 2004. No costs of sale were were incurred on the sales reported in the fiscal 2005 period.

Gross Profit. Gross profit decreased by $8,156 from $5,135 during the six months ended June 30, 2005, compared to $13,791 recorded during the comparable period ended June 30, 2004. The decrease was as a result of lower sales recorded during the current period.

General and Administrative Expenses. For the six months ended June 30, 2005, we reported general and administrative expense of $219,260, a decrease of $181,742 or 45% from $401,002 reported in the comparable period of the prior year. This decrease resulted primarily from reduced legal and consulting fees paid during the current period

Interest. For the six months ended June 30, 2005, we reported interest of $23,054, an increase of $7,003 or 44% from $16,051 reported in the comparable prior fiscal period. The increase was as a result of an increase in the loans payable amount outstanding compared to the amount outstanding for the comparable six months of fiscal 2004.

Net Loss for the Period. For the six months ended June 30, 2005, we reported a net loss for the period of $138,382, a decrease of $321,615 or 70% over $473,788 in the six months of fiscal 2004. The decrease in net loss was primarily due to a decrease in consulting fees and a gain amounting to $98,797 received in the settlement of lawsuits with a shareholder group.

Net Loss per Share. For the six months ended June 30, 2005, we reported a net loss per share for the period of $0.29 compared to $1.96 reported during the comparable period of the prior year. The decrease in loss per shares is primarily as a result of the reduced loss during the current period and the weighted average number of shares outstanding at June 30, 2005 over which the loss was shared

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Revenues. During the three months ended June, 2005, we reported revenues of $5,135 compared to revenue of $100, an increase of $5,035 compared to the results being reported in the three months of fiscal 2004.

Direct Project Costs. Project costs recorded during the three months ended June, 2005 and the three months of fiscal 2004 were nil. No costs of sales were incurred.

Gross Profit. Gross profit increased by $5,035 from $5,135 during the three months ended June 30, 2005, compared to $100 recorded during the comparable period ended June 30, 2004. The increase was as a result of increased sales recorded during the current period

General and Administrative Expenses. For the three months ended June 30, 2005, we reported general and administrative expense of $102,540, an decrease of $105,095 or 51% from $207,635 reported in the comparable period of the prior year. This increase resulted primarily from decreased consulting and legal fees paid during the current period.

Interest. For the three months ended June 30, 2005, we reported interest of $10,366, an increase of $2,060 or 25% from $8,306 reported in the comparable prior fiscal period. The increase was as a result of an increase in the loans payable amount outstanding compared to the amount outstanding for the comparable three months of 2004.

Net Loss for the Period. For the three months ended June 30, 2005, we reported a net loss for the period of $107,771, a decrease of $141,438 or 57% over $249,209 in the comparable period of fiscal 2004. The decrease in net loss was primarily due to a decrease in consulting and legal fees.

Net Loss per Share. For the three months ended June 30, 2005, we reported a net loss per share for the period of $0.18 compared to $1.02 reported during the comparable period of the prior year. The decrease in loss per shares is primarily as a result of the reduced loss and the weighted average number of shares outstanding at June 30, 2005 over which the loss was shared

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a “no defines” position and judgment was issued in the amount of $193,944 (Cnd$234,642) including interest and legal costs On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company’s assets and its ability to pay the judgment including interest. The Company was required to and has, provided additional detailed financial information. No further activity has occurred.

On June 6, 2003 a group of shareholders consisting of the original owners of Innovative Fuel Cell Technologies Inc (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or bylaws as in the opinion of the Company’s legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors; Edward a White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five director prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition two shareholders issued writs against the four directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Company’s counsel has responded to the various other suits filed against the Company and its directors. The Company had attempted during the second quarter to have these cases moved from Nevada State court to federal court and in the third quarter we were advised that these cases would be heard in federal court. Subsequent to December 31, 2003, in March 2004 the Company’s legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal in two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. During this quarter the Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval, the Court will set down for trial. On October 28, 2004 we jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. During this fiscal period, one of the Plaintiffs withdrew from the action. On October 28, 2004 the Company jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. Prior to the trial date the parties reached a settlement on all matters. Under the terms of the settlement, the Plaintiffs agreed to and have dismissed all of the lawsuits and have cancelled all debts owed by the Company to the Plaintiff amounting to about $98,797.

Item 2.	CHANGES IN SECURITIES

During the six months ended June 30, 2005 the Company issued the following shares for the listed consideration

Date	Shares	Residency/	Consideration	Exemption
		Citizenship	Valued at
Feb 14/05	10,000	Germany	$17,500	S-8*
Feb 14/05	2,880	Canada	$5,040	S-8*
Mar 7/05	2,000	Canada	$3,500	S-8*
Apr 16/05	14,500	USA	$25,375	S-8*
Apr 29/05	174,847	Bahamas	$122,393	Reg 144
Apr 29/05	51,185	Canada	$35,830	Reg 144
Jun 8/05	18,420	Canada	$10,710	S-8*
Jun 30/05	1,500	Canada	$1,600	S-8*
*Registered S-8 on Dec 21, 2004

At a special meeting of the shareholder held June 13, 2005, the shareholders approved a 1 for 100 reverse split of the Company stock which has been accounted for retroactively.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number	Description	Method of Filing

(3)(i)	Articles of Incorporation	(1)

(3)(ii)	Bylaws, as amended	(2)

(10)(iii)	Agreement between Douglas Sommerville and Company dated 12/6/96	(3)

(10)(iv)	Agreement between John Gaetz and the Company dated 12/6/96	(4)

(10)(v)	Sample Agreement among minority Shareholders of UV Systems Technology, Inc. and the Company each dated 2/28/97	(5)

(10)(vi)	Marketing Distribution Agreement Between UV Systems Technology, Inc. and the Company	(2)

(10)(vii)	Sales Representation Agreement between UV Systems Technology, Inc. and "The Representative"	(2)

(10)(viii)	Exclusive Distributorship Agreement Between UV Waterguard Systems, Inc. and Chiyoda Kohan Co., Ltd., and NIMAC Corporation.	(2)

(10)(ix)	1997 Stock Option Plan	(4)

(10)(x)	Interim Funding Agreement between UVS, MDS and WOF	(5)

(10)(xi)	Letter Agreement between the Company and Elco Bank and Trust Company Limited	(5)

(10)(xii)	Loan Agreement between the Company and TD Bank	(6)

(10)(xiii)	The Company’s 1999 Long-Term Equity Incentive Plan	(7)

(10)(xiv)	Letter Agreement between Service Systems, UVS, MDS and WOF dated Feb 13, 2000	(7)

(10)(xv)	Lease dated October 2000 between Service Systems, UV Systems and Slough Estates Canada Limited	(8)

(10)(xvi)	Legal Services Plan between Rosenfeld, Goldman & Ware, Inc	(9)

(10)(xvii)	Post Effective Amendment to Legal Services Plan filed November 19, 2001	(10)

(10xviii)	2003 Benefit Plan S-8	(11)

(10xix)	Independent Contractor/Consulting Agreement	(12)

(10xx)	The Incentive Plan of UltraGuard	(13)

(10xxi	2004 Incentive Plan of UltraGuard	(14)

(31.1)	Certification of Kenneth Fielding pursuant	Filed herewith
	to Sec 302 of the Sarbanes-Oxley Act of 2002	Electronically

(31.2)	Certification of John R Gaetz pursuant	Filed herewith
	to Sec 302 of the Sarbanes-Oxley Act of 2002	Electronically

(32.1)	Certification of Kenneth Fielding pursuant	Filed Herewith
	Section 906 of the Sarbanes-Oxley Act of 2002	Electronically

(32.2)	Certification of Kenneth Fielding pursuant	Filed Herewith
	Section 906 of the Sarbanes-Oxley Act of 2002	Electronically

Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997

(2)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.

(3)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.

(4)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.

(5)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.

(6)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.

(7)	Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.

(8)	Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.

(9)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on November 19, 2003.

(10)	Incorporated by reference to the Corporation's S-8 POS filed with the Commission on March 23, 2003.

(11)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on March 28, 2003.

(12)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on June 11, 2003.

(13)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 2, 2003.

(14)	Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 21, 2004.

(b)	Reports on Form 8-K

The Company filed two reports on Form 8-K in 2005, On May 2, 2005 reporting the Company’s new business model On June 15, 2005 reporting the results of the special meeting held on June 13, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRAGUARD WATER SYSTEMS CORP

Date: August 22, 2005	By:	/s/ Kenneth R. Fielding

	Title:	Kenneth R. Fielding, President
Director

Date: August 22, 2005	By:	/s/ John R. Gaetz

	Title:	John R Gaetz, Director