Form 10QSB
period 2005-09-30
Creative Eateries Corp
filed 2005-12-14
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                For the quarterly period ended September 30, 2005


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

                                  480-355-8170
                            Issuer's Telephone Number


              Securities registered under Section 12(b) of the Act:

                                      NONE

              Securities registered under Section 12(g) of the Act:

             COMMON STOCK, PAR VALUE $0.001 PER SHARE Title of class


Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB [ ]

The number of shares outstanding of the issuer's only class of Common Stock $0.001 par value was 38,930,852 on November 16, 2005

                                      INDEX

PART I FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2005 (unaudited)                3

Consolidated Statements of Operations for the nine-month periods ended
September 30, 2005 and 2004 (unaudited)                                        4

Consolidated Statements of Cash Flows for the nine-month periods ended
September 30, 2005 and 2004 (unaudited)                                        5

Notes to the Consolidated Financial Statements                                 6

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITIONS                                              14

Item 3. CONTROL AND PROCEDURES                                                18

Part II OTHER INFORMATION

     1.   LEGAL PROCEEDINGS                                                   18

     2.   CHANGES IN SECURITIES                                               19

     3.   DEFAULT UPON SENIOR SECURITIES                                      19

     4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 20

     5.   OTHER INFORMATION                                                   20

     6.   EXHIBITS AND REPORTS ON FORM 8K                                     20

Signatures                                                                    20

                     Creative Eateries Corporation
                     (A Development Stage Company)
                      Consolidated Balance Sheets
                              (Unaudited)

                                                                   September 30,
                                                                       2005
                                                                    ----------
                                                                        $
ASSETS

Current Assets
   Cash                                                                  4,892
   Accounts receivable                                                  47,610
   Notes receivable                                                    103,710
   Prepaid expenses and deposits                                         4,768
                                                                    ----------
Total Current Assets                                                   160,979
                                                                    ----------

Property and Equipment (Note 3)                                          1,249

Purchase price over value of tangible assets acquired                  680,872
                                                                    ----------

Total Assets                                                           843,100
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                    485,667
   Accrued liabilities                                                  71,379
   Notes payable                                                       150,000
                                                                    ----------

Total Current Liabilities                                              707,046
                                                                    ----------

  Loans payable                                                        190,914
  Amounts owing to related parties                                     555,654
                                                                    ----------
Total Liabilities                                                    1,453,614
                                                                    ----------

Stockholders' Deficit
  Common stock, (Note 6)
   100,000,000 shares authorized, with a par value of $0.001
   34,857,485 issued and outstanding,                                   34,857
  Additional paid-in capital                                            56,555
  Deficit (Prior Year)                                                  (1,833)
  Deficit (Current Year)                                              (700,093)
                                                                    ----------

Total Stockholders' Deficit                                           (610,514)
                                                                    ----------

Total Liabilities and Stockholders' Deficit                            843,100
                                                                    ==========

      See accompanying notes to unaudited consolidated financial statements

                          Creative Eateries Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                       Accumulated from
                                           date of         Three Months   Three Months      Nine Months     Nine Months
                                        inception to          Ended          Ended             Ended           Ended
                                        September 30,      September 30,  September 30,     September 30,   September 30,
                                            2005               2005           2004              2005           2004
                                         ----------         ----------      ---------        ----------      ---------
                                             $                   $              $                 $              $
Revenue                                         505                 --             --               505             --

Cost of sales                                    --                 --             --                --             --
                                         ----------         ----------      ---------        ----------      ---------

Total Gross Profit                              505                 --             --               505             --
                                         ----------         ----------      ---------        ----------      ---------
Expenses
   General and administrative               693,639            259,312             --           691,807             --
   Interest                                   8,791              3,391             --             8,791             --
                                         ----------         ----------      ---------        ----------      ---------

Total Expenses                              702,431            262,704             --           700,598             --
                                         ----------         ----------      ---------        ----------      ---------

Net Loss from Operations                   (701,926)          (262,704)            --          (700,093)            --
                                         ----------         ----------      ---------        ----------      ---------

Net Loss for the Period                    (701,926)          (262,704)            --          (700,093)            --
                                         ==========         ==========      =========        ==========      =========

Net Loss Per Share - Basic and Diluted                          (.0084)            --           (0.0218)            --
                                         ==========         ==========      =========        ==========      =========
Weighted Average Number of Shares
Outstanding                              31,411,285                 --                       32,176,974             --
                                         ==========         ==========      =========        ==========      =========

      See accompanying notes to unaudited consolidated financial statements

                          Creative Eateries Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Accumulated from      Nine months
                                                                date of inception       ended
                                                                 to September 30,    September 30,
                                                                      2005               2005
                                                                    --------           --------
                                                                       $                   $
Cash Flows Used In Operating Activities
   Net loss                                                         (701,926)          (700,093)
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities
      Add: Depreciation and amortization                                 156                156
      Add: Shares issued for consulting                               60,001             60,001
      Add: Shares issued to settle expenses                          131,903            131,903
      Add: Amortization of deferred compensation                      12,688             12,688
                                                                                       --------
   Changes in operating assets and liabilities
      (Increase) decrease in accounts receivable                     (28,065)            64,935
      (Increase) decrease in notes receivable                             --                 --
      (Increase) decrease in prepaid expenses and deposits                --
      Increase (decrease) in accounts payable and accrued
       liabilities                                                   366,956            316,956
                                                                    --------           --------

Net Cash Provided by (Used in) Operating Activities                 (158,287)          (113,454)
                                                                    --------           --------
Cash Flows Used in Investing Activities
   Acquisition of computer equipment                                  (1,405)            (1,405)
   Cash from acquisition of UltraGuard                                 5,678              5,678
                                                                    --------           --------

Net Cash Provided by (Used) in Investing Activities                    4,273              4,273
                                                                    --------           --------
Cash Flows From Financing Activities
   Proceeds from subscribed shares                                    47,000                 --
   Increase (decrease) in loans from unrelated parties               105,504            105,504
   Increase (decrease) in loans from related parties                   6,402              6,402
   Increase (decrease) in notes from unrelated parties                    --                 --
                                                                    --------           --------

Net Cash Provided by (Used in) Financing Activities                  158,906            111,906
                                                                    --------           --------

Increase in Cash                                                       4,892              2,725

Cash - Beginning of the Period                                            --              2,167
                                                                    --------           --------
Cash - End of the Period                                               4,892              4,892
                                                                    ========           ========
Non-cash Investing and Financing Activities:
   Shares issued to settle consulting fees                                               60,001
   Shares issued to settle expenses                                                     131,903
                                                                                       ========

      See accompanying notes to unaudited consolidated financial statements

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


1. Reverse Acquisition, Nature of Operations and Continuance of Business

    On April 21, 2005 the Company's Board of Directors met to reorganize UltraGuard Water Systems Corp (now Creative Eateries Corporation). The
    Company voted to change its business focus from water filtration and disinfection to restaurant franchising. On May 4, 2005 the Company filed a form PRE14A with the SEC, calling a Special Meeting of the shareholders to be held on June 13, 2005. At the meeting, the shareholders approved by an 88.65% majority vote, a proposal to change the Company's name to Creative Eateries Corporation ("Creative") and by an 88.58% majority vote, to split the outstanding shares on a 1 for 100 basis. All per share amounts have been retroactively adjusted to reflect the reverse stock split.

    As part of the reorganization, on June 30, 2005, the Board of Directors finalized details of the sale of UltraGuard Water System's filtration and disinfection technologies and intellectual property to Innovative Fuel Cell Technologies Inc (IFCT). All shares of IFCT owned by the Company will be distributed as a dividend in kind to Company shareholders of record on June 12, 2005. The number of IFCT shares received by each Company shareholder will be pro-rata to the number of Company shares owned by the shareholder.

    On July 11, 2005, the Company's Board of Directors approved a share exchange agreement between shareholders of Creative and Restaurant Companies
    International, Inc ("RCI"), a Nevada corporation. RCI is a franchise development company organized on April 5th, 2004 to capitalize on the growing demand for fast casual dining in North America. On July 11, 2005, the Company acquired, by way of reverse acquisition, 100% of the issued and outstanding capital stock of RCI in exchange for the issuance of 30,802,367 shares of the Company's common shares. Pursuant to the Agreement the Company's officers resigned. As a result there was a change in control of the Company to the former shareholders of RCI.

    For financial accounting purposes, the acquisition was a reverse acquisition of the Company by RCI under the purchase method of accounting and was treated as a recapitalization with RCI as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the July 11, 2005 acquisition of the Company. Consistent with reverse acquisition accounting: (i) all of PTML's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value.

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

2. Significant Accounting Policies

    CONSOLIDATED FINANCIAL STATEMENTS

    These financial statements include the accounts of Creative and RCI. All significant inter-company transactions and balances have been eliminated.

    On July 11, 2005 ("the acquisition date"), Creative Eateries Corporation ("Creative") acquired all of the outstanding stock of Restaurant Companies International, Inc ("RCI"). For accounting purposes the acquisition was treated as the acquisition of Creative by RCI with RCI as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of RCI from July 1, 2005 (date of inception of RCI).

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months or less when purchased.

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


2. Significant Accounting Policies (continued)

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed on a straight-line method using an estimated useful life of five years.

    REVENUE RECOGNITION

    The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


2. Significant Accounting Policies (continued)

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high credit quality institution.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "SHARE BASED PAYMENT". SFAS 123R is a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION", and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

    In December 2004, FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS
    - AN AMENDMENT OF APB OPINION NO. 29". The guidance in APB Opinion No. 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

    In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS NO. 123R.

    LOSS CONTINGENCIES

    The Company estimates a loss contingency in accordance with Statement of Financial Accounting Standards ("SFAS" No. 5 "Accounting for Contingencies". The Company accrues the loss by a charge to income when there is information available that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


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

    INCOME TAXES

    Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

    Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


2. Business Combination

    The Company valued the transaction to acquire Ultra Guard based on the estimated fair value of the assets acquired at June 30, 2005. Ultra Guard's common stock issued in the transaction is thinly traded and it was determined that the estimated fair value of the net assets transferred ws a better indicator of the value of the transaction. Neither Ultra Guard nor RCI had any significant operations at the time of the transaction. Goodwill of $680,872 was established as the current assets of $118,801were acquired along with the liabilities totalling $799,672. The Company determined that the book value of the net assets approximated fair value in that most were current assets and liabilities expected to be settled in the near term. Because the liabilities assumed exceeded the assets acquired, the difference is recorded as an intangible asset. The Company is in the process of determining whether this amount should be allocated to any identifiable and finite lived intangible assets. The Company will also analyze the intangible assets for impairment.


        UltraGuard Water Systems                            June 30, 2005
        ------------------------                            -------------
        CURRENT ASSETS
          Cash                                                $   5,678
          Accounts receivable                                     4,645
          Notes receivable                                      103,710
          Prepaid expenses and deposits                           4,768
                                                              ---------

        TOTAL CURRENT ASSETS                                  $ 118,801
                                                              =========
        CURRENT LIABILITIES
          Accounts payable                                      178,078
          Accrued liabilities                                   426,404

        TOTAL CURRENT LIABILITIES                             $ 604,482

        OTHER LIABILITIES                                       195,190

        TOTAL LIABILITIES                                       799,672
                                                              ---------

        DIFFERENCE                                             (680,872)
                                                              =========

        GOODWILL                                              $ 680,872

3. Property and Equipment

    Property and equipment is stated at cost less accumulated depreciation.

                                                    September 30,   December 31,
                                                        2005            2004
                                      Accumulated     Net Book        Net Book
                             Cost    Depreciation      Value           Value
                             ----    ------------      -----           -----
                              $           $              $               $

    Property and equipment   1,405       156            1,249           --

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

4. Loans Payable

    a) Prior to the merger Restaurant Companies International, Inc. received a note payable totalling $100,000 signed on April 2, 2005, for $100,000 principal with 8% interest per annum and matures in one year. Interest is accrued and payable quarterly. Additional terms included the issuance of 5% of the issued and outstanding shares of the membership interest of Q's Franchise Company, LLC with an option to convert the sums due to an additional 5%; plus 100,000 shares of the common stock of Restaurant Companies International, Inc. to the holder. The 100,000 shares of the common stock of Restaurant Companies International, Inc. were converted into 66,667 shares of Creative Eateries restricted common stock.

    b) On August 15, 2005 a debenture payable totalling $50,000 was acquired with the purchase of Fit & Healthy with quarterly interest of $1,250. Principal is due on December 1, 2005. The holder has the option to convert all or part of the principal amount plus accrued interest into common stock, par value $0.001 per share at a price per share equal to 50% of the closing bid price of the common stock on the date that the company receives notice of conversion.

          Type               Description                   Date          Principal     Interest         Due Date
          ----               -----------                   ----          ---------     --------         --------
          Note Payable       Restaurant Companies Int'l    4/2/2005      $100,000      8% / Annum       7/2/2006
          Debenture          Fit `N Healthy                8/15/2005     $ 50,000      10% / Annum      12/1/2005

5. Amounts Owing to Related Parties

    Unpaid wages, consulting and loans amounting to $446,766 owing to two former officers and current directors are due on demand, unsecured and will bear interest calculated at 10% effective April 1, 2005. Included in this amount of $446,766 are amounts owing to the President of the Company as a result of loans, management fees and expenses amounting to $35,873 advanced during the period ending September 30, 2005. In fiscal 2003, two officer directors were issued 24,000 shares of common restricted stock of the Company at $3.38 per share totalling $81,120 for partial payment of amounts owing. During this fiscal period, on June 8, 2005 officers and directors were issued 18,420 shares from the 2004 Incentive Plan of Creative at $1.00, the current market price on the date of issue was charged against the amounts payable to these officers and directors. On April 29, 2005, 25,872 of Rule 144 restricted stock were issued at $0.70 to settle $18,110 debt owing to a company managed by two officers and directors.

6.   Common Stock

    a)  Stock Split

        On June 13, 2005, the Board of Directors approved a one for one hundred reverse stock split of common shares. The Company issued one share for each one hundred common shares outstanding effective June 13, 2005. All per share amounts have been retroactively adjusted to reflect the reverse stock split. The number of shares outstanding pre-reverse split was 60,891,806. After giving effect to the reverse split the outstanding shares totalled 608,918.

    b) On November 26, 2003, the Company adopted The Incentive Plan ("the Plan") that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the Plan, the Company may issue 5,000,000 shares of common stock or grant options. During the year ended December 31, 2004, the Company issued all remaining shares pursuant to the Plan

    c)  Independents Contractors/Consulting Plan

        On July 27, 2005 the Company adopted the Independents Contractors/Consulting Plan (the "Plan") registered with the Securities Exchange Commission on July 27, 2005 on Form S-8. Under the Plan the Company may issue 5,000,000 common shares or grant options. On August 3rd, 2005 the Company issued 2,620,000 common shares at $1.00 for consulting services. On August 18th the Company issued 325,000 common shares at $1.00 for consulting services. The value of the shares granted is determined based on the trading price of the Company's common stock at the date of grant.

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

    d)  Issuance of Restricted Common Shares

        During the fiscal period ending September 30, 2005 the Company issued restricted shares pursuant to Regulation 144 to two Consultants for consulting services amount to 1,200 shares and 500,000 shares respectively

        Valuation of Common Stock Issued for Services and Assets

        The Company applies EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employers for Acquiring, or in Conjunction with Selling, Goods or Services", in accounting for shares issued to consultants. The values of these shares were based on calculating the fair market value of the stock and the services provided.

    e)  Issuance of Restricted Common Shares (continued)

        During the quarter ending September 30, 2005 the Company issued the following common shares:

                                                                                                 Fair Market
                                                                                       Shares       Value        Total
                                                                                       Issued     Per Share   Fair Value
                                                                                       ------     ---------   ----------
                                                                                          #           $            $
         Share issued to RCI shareholders in reverse merger (Note 2)                 30,802,367         0              0
         Consulting services provided pursuant to incentive plan (Note 6c)            2,945,000      1.00      2,945,000
         Consulting services provided pursuant to 144 restricted shares (Note 6d)       501,200      1.00        501,200
                                                                                     ----------     -----      ---------
                                                                                     34,248,567                3,446,200
                                                                                     ==========                =========

         The terms of some agreements for future services are in excess of one year and have various expiry dates. As a result, during the period ending September 30, 2005, $12,686 has been charged to operations as consulting expenses.

7. Segmented Information

    As a result of the disposition of UltraGuard, UltraGuard and IFCT now operate in one business segment and one geographical area. All of the Company's identifiable assets are located in the United States.

8. Legal Proceedings/Contingency Accrual

    a)  On October  20,  1998 a suit was filed in the  Supreme  Court of British
        Columbia by an original shareholder ("the plaintiff") against the Company's President and Director, and a former Director and Vice President of the Company. The plaintiff alleges that in April of 1996, he purchased common shares of the Company based on a representation that they would be free trading in 40 days of "the filing of a prospectus." The plaintiff further alleges that in September of 1996 he purchased additional common shares of the Company based on the representation that the shares would be free trading within 40 days of the common shares becoming free trading and that the representation was a warranty and was incorrect. The plaintiff further alleges that he suffered a loss because the share price decreased while he was holding the shares and is seeking damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and will continue to actively defend the suit. The suit has remained inactive since early 1999. There has been no loss provision accrued pursuant to this action against the Company as the probability of incurring a material loss is remote.

    b) On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000. UltraGuard entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and UltraGuard responded with a "no defines" position. Judgment was issued in the amount of $183,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in the Supreme Court of British Columbia to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The hearing was adjourned with a requirement that UltraGuard provide additional detailed financial information. This information has now been provided. The Company is currently in discussions with Baker Tilley Co. voluntary liquidators for Chelverton to reach a settlement on this debt. At this time no settlement has been concluded.

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


8. Legal Proceedings/Contingency Accrual (continued)

        On June 6, 2003 a group of shareholders (Shareholder Group) filed a consent resolution, which, among other things elected a new slate of directors and revised the Company's by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company's legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors; Edward White and Erin Strench to the Company's board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary  restraining  order  (TRO)  against  the  Company and its five directors prohibiting the Company, from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to the Company's officers others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 the TRO hearing Judge did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by the Company's counsel. The plaintiff responded on July 18, 2003 and the Company's counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. The Company's counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction.

        In March 2004 the Company's legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal of the lawyer on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant were required to file a proposed pre-trial order with the Federal Court. The Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval; the Court will set down for trial. On October 28, 2004 the Company jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. Prior to the trial date the parties reached a settlement on all matters. Under the terms of the settlement, the Plaintiffs agreed to and have dismissed all of the lawsuits and have cancelled all debts owed by the Company to the Plaintiff amounting to about $98,797.

    c) The Company has made a provision for a loss of $27,000 in a claim filed with the British Columbia Labor Relations (LRB) Board, made by a former employee for wrongful dismissal. The loss amount was the amount determined by the LRB. This amount represented the total probable loss of the lawsuit and has been recorded as an accrued liability as of December 31, 2004 and 2003. On October 20, 2005 the employee filed a lawsuit in the Supreme Court of British Columbia against the Company and a former subsidiary; UV Systems Technology Inc whom the former employee was employed by, claiming wrongful dismissal. UV Systems Technology Inc has filed a Statement of Defense. Counsel for the former employee informed the Company that counsel will be filing an amended Statement of Claim. At this time the revised Statement of Claim has not been received.

9. Subsequent Events

    On October 4, 2005 the Company completed a Purchase Agreement with Franchise Capital Corporation. Creative purchased from Franchise Capital its interest in Kokopelli Sonoran Grill, Comstock Jakes, Cousin Vinnie's Italian Diner, and Kirby Foo's Asian Grill. As per the Agreement, Creative will pay $200,000 cash and 3,583,667 shares of Creative's common stock. Currently the Company is in re-negotiations with Franchise Capital Corporation and anticipates an amendment, or rescission, to the October Purchase Agreement prior to December 31, 2005.

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

Where we say "we", "us", "our", or "the Company", we mean Creative Eateries Corporation and its subsidiaries.

MANAGEMENT DISCUSSION-OVERVIEW

Creative Eateries Corporation (Creative Eateries) (formerly Vancouver-based UltraGuard Water System Corp) or ("Company"), is a franchise development company organized to capitalize on the new, growing demand for "fast-casual/full-service" restaurants in North America. Creative Eateries is poised to take advantage of this new phenomenon by targeting emerging and undervalued restaurant/franchise concepts and owning equity directly in these brands. Creative Eateries intends to grow these brands through expanding corporate growth and franchising by leveraging its skilled team of restaurant and franchise development professionals, deep operational expertise and a database of potential franchisees.

The Company was incorporated in Nevada in August 1990 under the name Service Systems International Ltd and was inactive until eight Canadian and European individuals acquired it in July 1995.

For the period up to February 2002 they were the designer, manufacturer and marketer of state of the art ultraviolet disinfection systems for wastewater disinfection with additional application possibilities in potable water. During fiscal 2002 the Company changed its business focus away from only providing ultraviolet equipment for wastewater disinfection to the treatment of water for drinking and other uses, coupled with ultraviolet and filtration.

In fiscal 2002 the Company discontinued the manufacturing of wastewater products and entered into various agreements to change it business focus. The wastewater business was licensed to Clearwater Industries Ltd.

The emphasis of the Company's business remained in ultraviolet disinfection, however they now target drinking water with systems developed for low-flow drinking water application. The systems identified are, Point of Entry (POE) purification system, which is installed where the water enters the home, and Point of Use (POU) purification system, which is located at the faucet

During 2002, the Company was unable to raise the additional funds necessary to continue the operations of UVS and with UVS liabilities exceeding assets by a significant amount, the board of directors and investors determined that by selling UVS the Company could continue viable operations pursuing a new product focus (see Our Products).

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

In December 2002 the Company added an additional business focus; the manufacturing and marketing of a primary, alternative and emergency power generating Magnesium-Air power cell. Through a reverse acquisition concluded on December 31, 2002 UltraGuard Water Systems Corp. ("UltraGuard") acquired all of the outstanding stock of Innovative Fuels Cell Technologies Inc ("IFCT"). IFCT is the holder of an option to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell from MagPower Systems Inc. for use with UltraGuard's Point of Use and Point of Entry Ultraviolet Water Purification System, and for ancillary uses such as lighting, radio and other low energy electrical needs.

On March 14, 2003 IFCT exercised the license for the Fuel Cell.

On April 21, 2005, the Company's directors voted to change its business focus and move UltraGuard into restaurant franchising by signing an agreement with American Restaurant Development Company to identify opportunities in restaurant franchising. The directors also voted to reorganize the Company and brought it to the shareholders in a special meeting held on June 13, 2005. At the meeting shareholder approved the name change to Creative Eateries Corporation and a reverse split of the Companies common stock of 1:100.

On May 3, 2005 the directors approved the sale of all of Creative's filtration and disinfection technologies and intellectual property to Innovative Fuel Cell Technologies Inc. On June 30, 2005 the sale was completed. As a condition of the sale, all the shares of Innovative Fuel Cell Technologies Inc will be distributed on a prorate basis to the Creative's shareholders of record June 13, 2005.

In a recent event, on October 4, 2005 the Company completed a Purchase Agreement with Franchise Capital Corporation. Creative purchased from Franchise Capital its interest in Kokopelli Sonoran Grill, Comstock Jakes, Cousin Vinnie's Italian Diner, and Kirby Foo's Asian Grill. As per the Agreement, Creative will pay $200,000 cash and 3,583,667 shares of Creative's common stock. Currently the Company is in negotiations with Franchise Capital Corporation and anticipates an amendment, or rescission, to the October Purchase Agreement prior to December 31, 2005.

RESULTS OF OPERATIONS

The Company had revenue of $505 for the nine months ending September 30, 2005. This revenue relates to services from the Company's business prior to the merger.

Total general and administrative operating expenses for the nine months ending September 30, 2005 were $691,807. This was primarily for consulting fees, which and the issuance of the Company's common stock for these fees.

The Company recorded a net loss for the nine months ending September 30, 2005 of $700,093. This loss was primarily due to the expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a cash outflow of $(158,287) from operating activities during the nine months ending September 30, 2005.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

CERTAIN RISK FACTORS AFFECTING OUR BUSINESS

Our business involves a high degree of risk. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in the common stock.

WE HAVE A LIMITED OPERATING HISTORY AND THERE IS NO ASSURANCE THAT OUR COMPANY WILL ACHIEVE PROFITABILITY. Until recently, we have had no significant operations with which to generate profits or greater liquidity. Although we have recently established joint ventures with various fast-casual dining restaurants in keeping with our proposed business model, we have not generated a meaningful amount of operating revenue and we have a very limited current operating history on which investors can evaluate our potential for future success. Our ability to generate revenue is uncertain and we may never achieve profitability. Potential investors should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. These risks include the following:

     *    lack of sufficient capital,
     *    unanticipated problems,  delays, and expenses relating to acquisitions
          of  other   businesses,   concepts,   or   product   development   and
          implementation,
     *    licensing and marketing difficulties,
     *    competition, and
     *    uncertain market acceptance of our products and services.

As a result of our limited operating history, our plan for growth, and the competitive nature of the markets in which we may compete, our company's historical financial data are of limited value in anticipating future revenue, capital requirements, and operating expenses. Our planned capital requirements and expense levels will be based in part on our expectations concerning potential acquisitions, capital investments, and future revenue, which are difficult to forecast accurately due to our company's current stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Once we acquire new restaurant concepts, product development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue or additional sources of financing, our business, operating results, and financial condition may be materially and adversely affected.

WE MAY NEED SIGNIFICANT INFUSIONS OF ADDITIONAL CAPITAL. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain outside funding. We may require significant additional financing in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

WE WILL FACE A VARIETY OF RISKS ASSOCIATED WITH ESTABLISHING AND INTEGRATING NEW JOINT VENTURES. The growth and success of our company's business will depend to a great extent on our ability to find and attract appropriate restaurant concepts with which to form joint ventures in the future. We cannot provide assurance that we will be able to

     *    identity suitable restaurant concepts,
     *    form joint ventures on commercially acceptable terms,
     * effectively integrate the operations of any joint ventures with our existing operations,
     *    manage effectively the combined operations of the businesses,
     * achieve our operating and growth strategies with respect to the new joint ventures, or
     * reduce our overall selling, general, and administrative expenses associated with the new joint ventures.

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we associate ourselves with in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse affect on our company's business, financial condition, and operating results.

WE DEPEND ON OUR CURRENT MANAGEMENT TEAM. Our company's success will depend to a large degree upon the skills of our current management team and advisors and upon our ability to identify, hire, and retain additional senior management, sales, marketing, technical, and financial personnel. We may not be able to retain our existing key personnel or to attract and retain additional key personnel. The loss of any of our current executives, employees, or advisors or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our company's business. We do not have "key person" insurance on the lives of any of our management team.

OUR COMPANY MAY NOT BE ABLE TO MANAGE ITS GROWTH. We anticipate a period of significant growth. This growth could cause significant strain on our company's managerial, operational, financial, and other resources. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to manage effectively the growth of our company. Any failure to manage the proposed growth and expansion of our company could have a material adverse effect on our company's business.

THERE IS NO ASSURANCE THAT OUR FUTURE PRODUCTS AND SERVICES WILL BE ACCEPTED IN THE MARKETPLACE. Our products and services may not experience broad market acceptance. Any market acceptance for our company's products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Further, overall performance and user satisfaction may be affected by a variety of factors, many of which will be beyond our company's control. Our company's business, operating results, and financial condition would be materially and adversely affected if the market for our products and services fails to develop or grow, develops or grows more slowly than anticipated, or becomes more competitive or if our products and services are not accepted by targeted customers even if a substantial market develops.

WE MAY FACE STIFF COMPETITION. There are existing companies that offer or have the ability to develop products and services that will compete with those that our company may offer in the future. These include large, well-recognized companies with substantial resources and established relationships in their respective industries. Their greater financial, technical, marketing, and sales resources may permit them to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of competing products and services. Emerging companies also may develop and offer products and services that compete with those offered by our company.

OUR COMMON STOCK MAY BE SUBJECT TO THE "PENNY STOCK" RULES AS PROMULGATED UNDER THE EXCHANGE ACT. In the event that no exclusion from the definition of "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is available, then any broker engaging in a transaction in our company's common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our company's common stock to dispose of their shares.

ITEM 3. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

As at the  end of the  period  covered  by  this  report,  the  Company's  Chief
Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as at the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure

                           PART II. OTHER INFORMATION

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of

$155,000. The Company entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a "no defines" position and judgment was issued in the amount of $193,944 (Cnd$234,642) including interest and legal costs On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The Company was required to and has, provided additional detailed financial information. No further activity has occurred.

On June 6, 2003 a group of shareholders consisting of the original owners of Innovative Fuel Cell Technologies Inc (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or bylaws as in the opinion of the Company's legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors; Edward a White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003 the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five director prohibiting the Company from among other things, issuing stock, transferring assets, changing management and other actions that would affect the STATUS QUO of the Company. In addition two shareholders issued writs against the four directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge; Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Company's counsel has responded to the various other suits filed against the Company and its directors. The Company had attempted during the second quarter to have these cases moved from Nevada State court to federal court and in the third quarter we were advised that these cases would be heard in federal court. Subsequent to December 31, 2003, in March 2004 the Company's legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal in two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval, the Court will set down for trial. During this quarter the Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval, the Court will set down for trial. On October 28, 2004 we jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. During this fiscal period, one of the Plaintiffs withdrew from the action. On October 28, 2004 the Company jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. Prior to the trial date the parties reached a settlement on all matters. Under the terms of the settlement, the Plaintiffs agreed to and have dismissed all of the lawsuits and have cancelled all debts owed by the Company to the Plaintiff amounting to about $98,797.

ITEM 2. CHANGES IN SECURITIES

During the six months ended September 30, 2005 the Company issued the following shares for the listed consideration

                                 Residency/      Consideration
  Date            Shares         Citizenship       Valued at         Exemption
  ----            ------         -----------       ---------         ---------
July 01/05         500,000          USA             $ 50,000          Reg 144
July 07/05       2,500,000          USA             $250,000          S-8*
July 07/05         120,000          CANADA          $ 12,000          S-8*
July 07/05         300,000          USA             $ 30,000          S-8*
July 07/05          25,000          USA             $  2,500          S-8*
July 11/05      30,802,367          USA             $289,803.55       Reg 144
Sept 16/05           1,200          USA             $    120          Reg 144

----------
*  Registered S-8 on July 27, 2005

At a special meeting of the shareholder held June 13, 2005, the shareholders approved a 1 for 100 reverse split of the Company stock which has been accounted for retroactively.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit
Number                        Description
------                        -----------
31.1 Certification  pursuant to SEC Release No. 33-8238,  as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  pursuant to SEC Release No. 33-8238,  as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32   Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Registrant has not filed any Current Reports on Form 8-K during the nine-month period covered by this Quarterly Report.

-    On July 11, 2005, the Company filed a Current Report on Form 8-K.
     *    ITEM 2.01 Completion of Acquisition or Disposition of Assets;
          *    Change of business and transfer of assets

-    On July 12, 2005, the Company filed a Current Report on Form 8-K.

     *    ITEM 2.01 Completion of Acquisition or Disposition of Assets;
          * Restaurant Companies International, Inc. and Creative Eateries Corporation finalized a share exchange agreement.

-    On July 12, 2005, the Company filed a Current Report on Form 8-K.
     *    ITEM 2.01 Completion of Acquisition or Disposition of Assets;
          *    Purchase   Agreement  with  Franchise  Capital   Corporation  for
               Fit-n-Healthy Market Cafe.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CREATIVE EATERIES CORPORATION


Date: December 14, 2005                  By: /s/ Frank Holdraker
                                            ------------------------------------
                                         Title: Frank Holdraker, President
                                                Director


Date: December 14, 2005                  By: /s/ Cheryl Brock
                                            ------------------------------------
                                         Title: Cheryl Brock, CFO

                                  EXHIBIT INDEX

Exhibit
Number                        Description
------                        -----------
31.1 Certification  pursuant to SEC Release No. 33-8238,  as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification  pursuant to SEC Release No. 33-8238,  as adopted pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002

32   Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002