Form 10KSB
period 2005-12-31
Creative Eateries Corp
filed 2006-05-11
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________________ to __________________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Company's revenues for the fiscal year ended December 31, 2005 were $505.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer amounting to, in aggregate 38,755,223 shares, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on April 5, 2006 was $8,526,149. The number of shares outstanding of the issuer's only class of $.001 par value Common Stock was 39,184,324 on February 28, 2006.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Risk Factors                                                                  3

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              7

Item 3.  Legal Proceeding                                                     7

Item 4.  Submission of Matters to a Vote of Security Holders                  8

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             8

Item 6.  Management's Discussion and Analysis of Results and Financial
         Condition                                                            9

Item 7.  Consolidated Financial Statements                                   13

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            28

Item 8A. Controls and Procedures                                             28


PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons       28

Item 10. Executive Compensation                                              29

Item 11. Security Ownership of Certain Beneficial Owners and Management      30

Item 12. Certain Relationships and Related Transactions                      30

Item 13. Exhibits and Reports on Form 8-K                                    31

Item 14. Principal Accountant Fees and Services                              33

                                     PART I

RISK FACTORS

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs, and expectations and are statements of future economic performance. Statements containing terms like "believes," "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors." You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

We cannot guarantee our future results, levels of activity, performance, or achievements. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report.

Where we say "we," "us," "our," or "the Company," we mean Creative Eateries Corporation and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The Company was incorporated in Nevada in August 1990 under the name Service Systems International Ltd and was inactive until eight Canadian and European individuals acquired it in July 1995.

For the period up to February 2002, they were the designer, manufacturer, and marketer of state of the art ultraviolet disinfection systems for wastewater disinfection with additional application possibilities in potable water. During fiscal 2002, the Company changed its business focus away from only providing ultraviolet equipment for wastewater disinfection to the treatment of water for drinking and other uses, coupled with ultraviolet and filtration.

In fiscal 2002, the Company discontinued the manufacturing of wastewater products and entered into various agreements to change it business focus. The wastewater business was licensed to Clearwater Industries Ltd.

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

On December 31, 2002, the Company entered into various agreements for the disposition of UVS and the removal of the UVS debt and receivable carried on the Company's financial statements. Manufacturing and marketing of the UVS technology had been discontinued by the Company and was licensed to Clearwater Industries in February 2002. The purchaser of UVS was 659999 BC Ltd. Terms of the sale included the transfer by UVS to the Company of all current and future revenue that may accrue as a result of the UVS technology. Full details of these agreements are available on Form 8-K filed with the SEC on January 15, 2003.

In December 2002, the Company added an additional business focus: the manufacturing and marketing of a primary, alternative, and emergency power generating Magnesium-Air power cell. Through a reverse acquisition concluded on December 31, 2002 UltraGuard Water Systems Corp. ("UltraGuard") acquired all of the outstanding stock of Innovative Fuels Cell Technologies Inc ("IFCT"). IFCT is the holder of an option to purchase worldwide manufacturing and marketing rights to a 12-volt Magnesium-Air Semi Fuel Cell from MagPower Systems Inc. for use with UltraGuard's Point of Use and Point of Entry Ultraviolet Water Purification System, and for ancillary uses such as lighting, radio, and other low energy electrical needs.

On March 14, 2003, IFCT exercised the license for the Fuel Cell.

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

On May 3, 2005, the directors approved the sale of all of Creative's filtration and disinfection technologies and intellectual property to Innovative Fuel Cell Technologies Inc. On June 30, 2005, the sale was completed. As a condition of the sale, all the shares of Innovative Fuel Cell Technologies Inc will be distributed on a prorata basis to the Creative's shareholders of record June 13, 2005.

On October 4, 2005, the Company completed a Purchase Agreement with Franchise Capital Corporation. Creative purchased from Franchise Capital its interest in Kokopelli Sonoran Grill, Comstock Jakes, Cousin Vinnie's Italian Diner, and Kirby Foo's Asian Grill. As per the Agreement, Creative was to pay $200,000 cash and 3,583,667 shares of Creative's common stock. The Company has negotiated with Franchise Capital Corporation regarding an amendment and rescission to the October Purchase Agreement prior to December 31, 2005. The Company has not paid the cash, but has funded approximately $150,000 of the Kokopelli and Comstock Jake's operations. On December 29, 2005, the Company and Franchise Capital Corporation have agreed to rescind the October Purchase Agreement and have entered into a Funding Agreement. The Company will provide Franchise Capital Corporation a total $600,000 in funding for the operation of Kokopelli and Comstock. The Company has already funded approximately $150,000 and has agreed to fund the balance of approximately $450,000 with monthly payments of $100,000 beginning January 25, 2006. In return for the funding of operation for Kokopelli and Comstock Jake's, Franchise Capital Corporation will pay the Company an amount equal to 50% of the profits Franchise Capital Corporation receives from its ownership in Kokopelli and Comstock Jake's for the periods commencing on July 1, 2006 and ending on June 30, 2011. If the Company fails to provide the full amount of funding but at least $300,000, the profit payments will be reduced to 25%. If the Company fails to provide at least $300,000 of funding, then the Franchise Capital Corporation will have not the obligation to pay any profit payments to the Company.

BUSINESS OF ISSUER

Creative Eateries Corporation (Creative Eateries) (formerly Vancouver-based UltraGuard Water System Corp) or ("Company"), is a franchise development company organized to capitalize on the new, growing demand for "fast-casual/full-service" restaurants in North America. Creative Eateries is poised to take advantage of this new phenomenon by targeting emerging and undervalued restaurant/franchise concepts and owning equity directly in these brands. Creative Eateries intends to grow these brands through expanding corporate growth and franchising by leveraging its skilled team of restaurant and franchise, deep operational expertise and a database of potential franchisees. The Company currently has two concepts: Q's House of Barbecue and Fit `N Healthy. These concepts have not been developed and are not ready to be franchised. The Company continues to identify potential concepts for their portfolio.

OUR SERVICES

The Company provides franchise brand management services in numerous regional markets across the United States. Through the terms of our "Franchise Agreement," the Company authorizes individuals and/or companies to form or establish and operate concept restaurants at approved locations. Under the agreement, the Company is obligated to provide certain services for the opening of, and the ongoing support of, each restaurant. Those services generally include:

     -    review and approval of restaurant location
     -    review and approval of plans and layout design
     -    identification of sources of suppliers

     - provide an operations manual for service guidelines and restaurant management techniques
     - provide initial and ongoing training in acceptable methods of operations, food preparation, management controls, and legal framework of restaurant operations
     - provide ongoing support to maintain quality products at competitive prices
     - perform ongoing consistency and quality inspections of restaurants to maintain uniform acceptable standards

DISTRIBUTION METHODS OF OUR SERVICES

Creative Eateries targets emerging and undervalued restaurant/franchise concepts with the intent to own equity directly in these brands. The Company intends to grow these brands through expansion of corporate growth and franchising. The Company will obtain prospective franchises primarily from referrals from existing franchises, affiliations with industry experts and from selected marketing efforts. The selective criteria considered in the review and approval of new franchisees is prior experience in operating restaurants or comparable business acumen and the existence of sufficient capital resources to reasonably ensure success.

NEW PRODUCTS OR SERVICES

None

COMPETITIVE BUSINESS CONDITIONS

Creative Eateries competes in the fast, casual and full-service dining segments of the restaurant industry. As a franchisor of restaurants, the Company must first attract successful franchisees and second, must assist franchisees in attracting customers in this segment. The Company competes with an increasing number of national chains of fast, casual and full-service dining, several of which have dominant market positions and possess substantially greater financial resources and longer operating histories.

The fast, casual and full-service dining segments of the restaurant industry are highly competitive with respect to price, service, location, and food quality. These competitive factors are affected by changes in consumer taste, local and national economic conditions, population trends, and local traffic patterns.

A number of companies have adopted "value pricing" strategies in response to flattening growth rates and/or declines in average sale per restaurant. Such strategies could draw customers away from companies that do not engage in "value pricing" or discount pricing, and could also negatively impact the operating margins by attempting to match competition-pricing points.

PRINCIPAL SUPPLIERS

The Company requires each franchisee to purchase raw materials; both food and non-food, from authorized and designated distributors who may only sell authorized and approved raw materials. The Company negotiates relationships with manufacturers and suppliers on a national level for all products whether or not they contain the Company's logo. Franchisees may request approval of additional manufacturers, suppliers, or distributors subject to the Company's approval. Approval is based upon a number of conditions including price, quality, ability to service the system on a national basis and such other reasonable standards as may be promulgated from time to time.

CUSTOMERS

Creative Eateries targets prospective franchises primarily from referrals from existing franchises, affiliations with industry experts and from selected marketing efforts.

A number of companies have adopted "value pricing" strategies in response to flattening growth rates and/or declines in average sale per restaurant. Such strategies could draw customers away from companies that do not engage in "value pricing" or discount pricing, and could also negatively impact the operating margins by attempting to match competition-pricing points.

LICENSES, FRANCHISES, ROYALTY AGREEMENTS

Franchisors are required to register the uniform franchise offering circular in certain states before franchises can be sold. The Company is in the process of identifying those states and the requirements for registration and licensing. These registrations will be completed prior to franchise sales in the required territories.

Franchise fees are payments received from franchisees and recognized as revenue in the period in which the store opens. The franchise fee for a franchisee's initial store will be in the range of $25,000-$35,000.

Royalties are based on a percentage of franchisees' net sales and recognized in the same period that the franchise store sales occur. Generally, royalties are earned at the rate of 5% of sales.

REGULATORY MATTERS

The Federal Trade Commission (the FTC") and various states regulate our principal activity of selling restaurant franchises. Such regulations govern disclosure, performance, and procedure in the sale and transfer of new and existing franchises. In general, the FTC's regulations require us to timely furnish a franchise offering circular to prospective franchisees containing prescribed information. Certain state laws also require registration of the franchise offering circular with applicable state authorities. Other states monitor or regulate the franchise relationship, particularly the sale, renewal, and termination of an agreement.

In October 1999, the FTC issued proposed changes to the FTC Rule that would effect certain disclosure obligations in connection with franchise sales. These proposed changes are still subject to public comment, and even if adopted as proposed, the Company does not think the changes would materially affect franchise sales or other operations. The Company is not aware of any other probable pending franchise legislation that is likely to affect operations significantly. The Company believes that our operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

The Company is also subject to "Federal Fair Labor Standards Act," which governs minimum wages, overtime, working conditions and other matters as well as the "Americans With Disabilities Act."

From time to time, the Company will operate company owned restaurants. While operating the restaurants, the Company will be subject to a variety of federal, state, and local laws regarding minimum wage standards, sanitation, health, fire, alcoholic beverage, and safety codes.

The Company believes it will maintain compliance with all applicable federal, state, and local laws and regulations. Current expected changes in federal and individual state laws and regulations concerning the sale, termination and non-renewal of franchises are not expected to have a material impact on operations. There can be no assurance that existing or future franchise regulations will not have an adverse effect on the ability to maintain and expand the Company's franchise program.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company engages in research and development on an ongoing basis, testing new products and procedures for possible introduction into the Company's systems. While research and development operations are considered to be of prime importance to the Company, amounts expended for these activities are not deemed material.

ENVIRONMENTAL LAWS

Various federal, state, and local regulations have been adopted which affect the discharge of materials into the environment or which otherwise relate to the protection of the environment. The Company does not believe that such regulations will have a material effect on its capital expenditures, earnings, or competitive position. The Company cannot predict the effect of future environmental legislation or regulations.

EMPLOYEES

As of December 31, 2005, the Company had seven (7) full time employees engaged in management and operational activities. Part time consultants are used when required, for accounting, general office, and other activities.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office space is shared with various other related companies and located at 7400 E. McDonald Drive, Suite #121, Scottsdale, AZ 85250. The lease for the property is with one of the related companies and Creative Eateries pays for a proportionate share of the space based on number of offices. The lease term is month to month. Management believes that its facilities are adequate for its present business.

Creative Eateries does not own or lease any other property.

ITEM 3. LEGAL PROCEEDINGS

On October 20, 1998 a suit was filed in the Supreme Court of British Columbia by Thomas O'Flynn against Service Systems, Kenneth Fielding (Service Systems'
President and Director), and Charles P. Nield (a former Director and Vice President of the Company). O'Flynn alleges that in April of 1996, he purchased shares of Service Systems' common stock based on a representation that they would be free trading in 40 days of "the filing of a prospectus." He further alleges that, in September of 1996, he purchased additional shares of common stock based on the representation that the shares would be free trading within 40 days of the common stock becoming free trading. O'Flynn alleges that the representation was a warranty and was incorrect. He further alleges that he suffered a loss because the share price decreased while he was holding the shares. He seeks damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and continued to actively defend the suit. Examination for discovery of Charles P Nield was conducted in June 1999, since then there has been no further activity.

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance, filed a defense against this claim, and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a "no defines" position and judgment was issued in the amount of $193,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The Company was required to and has provided additional detailed financial information. The Company has been in discussions with Baker Tilley Co. voluntary liquidators for Chelverton and has reached an agreement to pay $10,000 per month beginning December 1, 2005 until the debt is settled. The Company is currently in default of this agreement as no payments have been made. With accrued interest, the balance owing is $212,565 as of December 31, 2005.

On June 6, 2003, a group of shareholders consisting of the original owners of Innovative Fuel Cell Technologies Inc (Shareholder Group) filed a consent resolution, which among other things elected a new slate of directors and revised the company by-laws. The Company refused to accept the consent resolution or bylaws as in the opinion of the Company's legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9th, 2003, the Company elected two additional directors: Edward A. White and Erin Strench to the Company board, bringing the total number of directors to five. On June 16, 2003, the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company from among other things, issuing stock, transferring assets, changing management, and other actions that would affect the status quo of the Company. In addition two shareholders issued writs against the four directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to John Gaetz, Ken Fielding and others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent, and the hearing
Judge: Judge Adams, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003 TRO hearing Judge Adams did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by our counsel. The plaintiff responded on July 18, 2003 and our counsel filed the final brief on July 25, 2003. The Company's counsel has responded to the various other suits filed against the Company and its directors. The Company had attempted during the second quarter to have these cases moved from Nevada State court to federal court and in the third quarter, we were advised that these cases would be heard in federal court. Subsequent to December 31, 2003, in March 2004 the Company's legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal in two of the four cases. By April 29, 2004, the Plaintiff and the Defendant must file a proposed pre-trial order with the Federal Court, which upon approval; the Court will set down for trial. During this quarter, the Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval; the Court will set down for trial. During this fiscal period, one of the Plaintiffs withdrew from the action. On October 28, 2004 the Company jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. Prior to the trial, date the parties reached a settlement on all matters. Under the terms of the settlement, the Plaintiffs agreed to, have dismissed all of the lawsuits, and have cancelled all debts owed by the Company to the Plaintiff amounting to about $98,797.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and is listed on the Over the Counter Bulletin Board under the symbol "CEAT.OB." The following table sets forth for the periods indicating the high and low bid prices of our common stock as reported by the OTC-BB during each quarter. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. All figures shown in the fiscal year ended December 31, 2005 are actual values reported by the OTC-BB.

    FISCAL YEAR 2005                             LOW               HIGH
    ----------------                             ---               ----
    Quarter ended March 31, 2005                 2.00              6.50
    Quarter ended June 30, 2005                  0.90              4.40
    Quarter ended September 30, 2005             0.80              2.20
    Quarter ended December 31, 2005              0.07              1.60

STOCKHOLDERS

As of December 31, 2005, there were approximately 216 holders of record of the common stock.

COMMON STOCK

Our authorized capital stock consists of 100,000,000 shares of common stock with a par vale of $0.001 per share. On December 31, 2005, there were 36,664,324 shares issued and outstanding. The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote. The common stock is not entitled to preemptive rights and may not be redeemed or converted. Upon liquidation, dissolution, or winding up, the assets legally available for distribution to our shareholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payments of all of our debts and liabilities.

The Company has never had profits and has never paid cash dividends on its common stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER COMMON STOCK SALES

During the year ended December 31, 2005, the Company issued the following shares for the listed consideration:

                                                     Residency/      Consideration
Date                                    Shares      Citizenship        Valued at      Consideration     Exemption
----                                    ------      -----------        ---------      -------------     ---------
Acquisition of Creative Eateries        609,021                                        Acquisition
RCI stockholders                     30,802,369                                        Acquisition
April 21/05                           2,500,000          USA           $2,500,000       Consulting        S-8*
July 01/05                              500,000          USA           $  500,000       Consulting        Reg 144
July 15/05                              120,000          CANADA        $  120,000       Consulting        S-8*
July 18/05                              300,000          USA           $  300,000       Consulting        S-8*
July 18/05                               25,000          USA           $   25,000       Consulting        S-8*
Sept 16/05                                1,200          USA           $    1,200       Consulting        Reg 144
Oct 06/05                               225,000          USA           $  360,000       Consulting        Reg 144
Oct 06/05                                75,000          USA           $  120,000       Consulting        S-8*

Oct 11/05                                18,500          USA           $   24,975       Expenses          Reg 144
Oct 25/05                               100,000          USA           $  110,000       Consulting        Reg 144
Oct 26/05                                40,000          USA           $   10,000       Subscription
Nov 01/05                                40,000          USA           $   10,000       Subscription
Nov 7/05                                 70,000          USA           $   77,000       Consulting        Reg 144
Nov16/05                                 50,000          USA           $   55,000       Consulting        Reg 144
Nov 23/05                               400,000          USA           $  100,000       Subscription
Dec 1/05                                 88,234          USA           $66,175.50       Consulting        Reg 144
Dec 7/05                                400,000          USA           $   64,000       Consulting        S-8*
Dec 7/05                                 20,000          CANADA        $    3,200       Consulting        S-8*
Dec 15/05                                50,000          USA           $   12,000       Expenses          S-8*
Dec 16/05                               200,000          USA           $   36,000       Consulting        S-8*
Dec 29/05                                20,000          USA           $    5,600       Consulting        S-8*
Dec 30/05                                10,000          USA           $    2,500       Subscription

----------
* Registered S-8 on July 27, 2005

Balance Outstanding December 31, 2005 36,664,324

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL CONDITION

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

OVERVIEW

As a result of the reverse acquisition of Creative Eateries on July 11, 2005, the Company's status changed to that of a development stage company. Therefore, consolidated balance sheets of Creative Eateries Corporation and the related consolidated statements of operations and cash flows and stockholders' equity, include operations for the period from September 24, 2004 (Date of Inception) to December 31, 2005. The company has generated total revenue since inception to December 31, 2005 of $505. This revenue relates to services prior to the acquisition and is unrelated to the restaurant franchising business.

We have incurred aggregate net losses of approximately $5,560,387 during the period from our inception on September 24, 2004 to December 31, 2005. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

Total general and administrative operating expenses for the twelve months ending December 31, 2005 were $5,456,825. This was primarily for consulting fees and the issuance of the Company's common stock for these fees.

The Company recorded a net loss for the twelve months ending December 31, 2005 of $5,558,554. This loss was primarily due to the expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image

PLAN OF OPERATION

During fiscal year 2006, we plan to continue product and service awareness marketing, identify and acquire concepts to franchise, and provide contractual management services. The Company will have to raise additional funds in 2006 to satisfy cash requirements and fund future acquisitions. As the Company grows, additional employees will need to be added to support the business. In addition, employees may be added through the acquisition of existing restaurants.

BASIS OF PRESENTATION

The financial statements include accounts of Creative Eateries Corporation, Q's House of Barbecue Franchise Company, and Fit `N Healthy Franchise Company.

LIQUIDITY AND CAPITAL RESOURCES

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of receivables. In addition, we are dependent on franchise sales, royalties from franchisees, and income from acquired restaurants. For these and other reasons, we may experience periods of limited working capital and may be expected to require financing for working capital during those periods.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms that are acceptable or if at all.

We had cash and cash equivalents of $14,037 as of December 31, 2005. The Company experienced a cash outflow of $(338,152) from operating activities during the twelve months ending December 31, 2005.

In January 2006, we received $6,900 from related parties and $50,000 from unrelated parties. In February 2006, we received from $10,000 in capital from an investor. In March 2006, we received $89,480 from related parties' loans.

We expect that during 2006, as and if sales increase, we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the purchase of restaurants and concepts, and general operational and sales expenses. We actively continue to raise funds and seek sources of capital. Failure to receive these funds may be expected to have a material adverse effect on our company.

During 2005, we financed our operations in part, from loans from others, loans from related parties, and shareholders of the Company.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements, which are an integral component of this filing.

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

WE MAY NEED SIGNIFICANT INFUSIONS OF ADDITIONAL CAPITAL. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain outside funding. We may require significant additional financing in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms, when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

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

TWELVE-MONTH PERIOD - DECEMBER 31, 2005

Comparisons to the prior year are not appropriate as the Company was in only three months of operation in 2004. The results below are only for the twelve month period ending December 31, 2005.

REVENUES. For fiscal 2005, we reported revenues of $505 resulting from operations prior to the acquisition.

GENERAL AND ADMINISTRATIVE EXPENSE. For fiscal 2005, we reported G&A expenses of $5,456,825. This was primarily for consulting fees and the issuance of the Company's common stock for these fees.

NET LOSS FOR THE PERIOD. For fiscal 2005, we reported a net loss of $5,558,554. This loss was primarily due to the expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy, and corporate image.

NET LOSS PER SHARE. For fiscal 2005, we reported a net loss per share of ($0.17).

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

None

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Equity (Deficit)

Notes to the Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Creative Eateries Corporation:

We have audited the accompanying consolidated balance sheet of Creative Eateries Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for year then ended and the period from September 24, 2004 (date of inception) to December 31, 2004 and for the period from September 24, 2004 (date of inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Creative Eateries Corporation and subsidiaries as of December 31, 2005 and the results of its operations and its cash flows for the year then ended and the period from September 24, 2004 (date of inception) to December 31, 2004 and for the period from September 24, 2004 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and has yet to generate revenue sufficient to support ongoing operations. The Company will require additional capital to implement its business plan. The uncertainty of the Company's ability to raise future funding and the lack of cash flow from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Epstein, Weber & Conover, PLC
---------------------------------------
Scottsdale, Arizona
May 2, 2006

                         Creative Eateries Corporation
                          (A Development Stage Company)
                          Consolidated Balance Sheets

                                                                   December 31,
                                                                      2005
                                                                   ----------
                                                                        $
ASSETS

Current Assets
  Cash                                                                 14,037
  Cash-restricted                                                      45,034
  Accounts receivable, less allowance for doubtful
  accounts:  2005 $85,092 and 2004 $0                                  72,537
  Notes receivable                                                         --
                                                                   ----------
Total Current Assets                                                  131,608
                                                                   ----------

Prepaid expenses and deposits                                             268
Property and Equipment (Note 3)                                         2,835
                                                                   ----------

Total Assets                                                          134,711
                                                                   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                   651,163
   Accrued liabilities                                                155,222
   Notes payable (current)                                            275,000
   Loans payable (current)                                            151,651
   Deferred revenue (current)                                          20,000
                                                                   ----------
Total Current Liabilities                                           1,253,036
                                                                   ----------

Loans payable (long-term portion)                                      60,914
Amounts owing to related parties                                      447,469
                                                                   ----------
Total Liabilities                                                   1,761,419
                                                                   ----------
Stockholders' Deficit

Common stock, (Note 6)
  100,000,000 shares authorized, with a par value of $0.001
   36,664,324 and 28,400,000 issued and outstanding,
   respectively                                                        36,664

Additional paid-in capital                                          3,897,015

Deficit Accumulated in the Development Stage                       (5,560,387)
                                                                   ----------
Total Stockholders' Deficit                                        (1,626,708)
                                                                   ----------

Total Liabilities and Stockholders' Deficit                           134,711
                                                                   ==========

           See accompanying notes to consolidated financial statements

                         Creative Eateries Corporation
                         (A Development Stage Company)
                     Consolidated Statements of Operations


                            Accumulated                             Period from
                            from date of                           September 24,
                            inception to        Year Ended            2004 to
                            December 31,        December 31,        December 31,
                               2005                2005                2004
                            ----------          ----------          ----------
                                 $                   $                   $
Revenue                            505                 505                  --

Cost of sales                       --                  --                  --
                            ----------          ----------          ----------
Total Gross Profit              45,505              45,505                  --
                            ----------          ----------          ----------
Expenses
  General and
  Administrative             5,458,658           5,456,825               1,833
  Interest                     102,233             102,233                  --
                            ----------          ----------          ----------
Total Expenses               5,560,891           5,559,058               1,833
                            ----------          ----------          ----------
Net Loss from
Operations                  (5,560,387)         (5,558,554)             (1,833)
                            ----------          ----------          ----------

Net Loss for the Period     (5,560,387)         (5,558,554)             (1,833)
                            ==========          ==========          ==========
Net Loss Per Share -
Basic and Diluted                (0.17)              (0.17)                 --
                            ==========          ==========          ==========
Weighted Average
Number of Shares
Outstanding                 32,358,134          32,773,005          30,802,367
                            ==========          ==========          ==========

          See accompanying notes to consolidated financial statements

                         Creative Eateries Corporation
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                Accumulated                         Period from
                                                                from date of                       September 24,
                                                                inception to      Year Ended          2004 to
                                                                December 31,      December 31,      December 31,
                                                                   2005              2005              2004
                                                                ----------        ----------        ----------
                                                                    $                 $                 $
Cash Flows Used In Operating Activities
  Net loss                                                      (5,560,387)       (5,558,554)           (1,833)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities
     Depreciation and amortization                                     321               321                --
     Shares issued for as compensation for services              4,380,151         4,380,151                --
  Changes in operating assets and liabilities (net of
   business acquisition)
     (Increase) decrease in accounts receivable                    (72,537)           20,463           (93,000)
     (Increase) decrease in notes receivable                            --            14,900           (14,900)
     (Increase) decrease in prepaid expenses and deposits               --                --                --
     Increase (decrease) in accounts payable and accrued
      liabilities                                                  734,567           734,567                --
     Increase (decrease) in deferred revenue                        20,000            20,000                --
                                                                ----------        ----------        ----------
Net Cash Provided by (Used in) Operating Activities               (447,885)         (338,152)         (109,733)
                                                                ----------        ----------        ----------
Cash Flows Used in Investing Activities
  Acquisition of furniture and computer equipment                   (3,156)           (3,156)               --
  Cash from acquisition of UltraGuard                                5,678             5,678
                                                                ----------        ----------        ----------
Net Cash Provided by (Used) in Investing Activities                  2,522             2,522                --
                                                                ----------        ----------        ----------
Cash Flows From Financing Activities
  Proceeds from subscribed shares                                  184,400           122,500            61,900
  Increase (decrease) in loans/notes from unrelated parties        275,000           225,000            50,000
                                                                ----------        ----------        ----------
Net Cash Provided by (Used in) Financing Activities                459,400           347,500           111,900
                                                                ----------        ----------        ----------

Increase in Cash                                                    14,037            11,870             2,167

Cash - Beginning of the Period                                          --             2,167                --
                                                                ----------        ----------        ----------

Cash - End of the Period                                            14,037            14,037             2,167
                                                                ==========        ==========        ==========

           See accompanying notes to consolidated financial statements

                         Creative Eateries Corporation
                         (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)
        From September 24, 2004 (Date of Inception) to December 31, 2005
                           (Expressed in US dollars)

                                                                                   Deficit
                                                                                 Accumulated
                                                                Additional       During the
                                     Issued         Common       Paid In         Development
                                     Shares         Stock        Capital            Stage            Total
                                     ------         -----        -------            -----            -----
                                       #              $             $                 $                $
Balance September 24, 2004         30,802,367       30,802          31,098               --           61,900

Net loss for the period                                                              (1,833)          (1,833)
                                  -----------      -------      ----------       ----------       ----------
Balance - December 31, 2004        30,802,367       30,802          31,098           (1,833)          60,067

Common stock issued for cash          490,000          490         122,010                           122,500
Issuance of shares for
 consulting services                4,712,934        4,713       4,363,438                         4,368,151
Issuance of shares for
 employee compensation                 50,000           50          11,950                            12,000
Adjustment for recapitalization
 of Reverse (6/30/05)                 609,023          609        (681,481)                         (680,872)
Amount of beneficial
conversion feature of
 convertible debt                                                   50,000                            50,000

Net loss for the period                                                          (5,558,554)      (5,558,554)
                                  -----------      -------      ----------      -----------      -----------

Balance December 31, 2005          36,664,324       36,664       3,897,015       (5,560,387)      (1,626,708)
                                  ===========      =======      ==========      ===========      ===========


         See Accompanying Notes to the Consolidated Financial Statements

1.   Reverse Acquisition, Nature of Operations and Continuance of Business

     On April 21,  2005,  the  Company's  Board of Directors  met to  reorganize
     UltraGuard Water Systems Corp (now Creative Eateries Corporation). The Company voted to change its business focus from water filtration and disinfection to restaurant franchising. On May 4, 2005, the Company filed a form PRE14A with the SEC, calling a Special Meeting of the shareholders to be held on June 13, 2005. At the meeting, the shareholders approved by an 88.65% majority vote, a proposal to change the Company's name to Creative Eateries Corporation ("Creative") and by an 88.58% majority vote, to split the outstanding shares on a 1 for 100 basis. All per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

     On July 11, 2005, the Company's Board of Directors approved a share exchange agreement between shareholders of Creative and Restaurant
     Companies International, Inc ("RCI"), a Nevada corporation. RCI is a franchise development company organized on September 24, 2004 to capitalize on the growing demand for fast casual dining in North America. On July 11, 2005, the Company acquired, by way of reverse acquisition, 100% of the issued and outstanding capital stock of RCI in exchange for the issuance of 30,802,367 shares of the Company's common shares. Pursuant to the Agreement, the Company's officers resigned. As a result, there was a change in control of the Company to the former shareholders of RCI.

     For financial accounting purposes, the acquisition was a reverse acquisition of the Company by RCI under the purchase method of accounting and was treated as a recapitalization with RCI as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the July 11, 2005 acquisition of the Company. Consistent with reverse acquisition accounting: (i) all of the Company's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the pre-existing outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value.

     These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the UltraGuard Water Systems Corp has not recognized significant revenue, has a working capital deficit of $863,409, and has accumulated operating losses of $1,671,571 since inception. The combined company has yet to generate significant revenue and will require additional capital to do so. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. Management is attempting to raise debt and equity capital and use the proceeds to develop the Kokopelli Mexican restaurant concept and explore acquisitions of other existing restaurant concepts. However, there is no assurance that the Company will be successful in executing its business plan.

2.   Significant Accounting Policies

     CONSOLIDATED FINANCIAL STATEMENTS

     These financial statements include the accounts of Creative and RCI. All significant inter-company transactions and balances of the subsidiaries, Q's Franchise Company and Fit `N Healthy Franchise Company, have been eliminated.

     On July 11, 2005 ("the acquisition date"), Creative Eateries Corporation ("Creative") acquired all of the outstanding stock of Restaurant Companies International, Inc ("RCI"). For accounting purposes, the acquisition was treated as the acquisition of Creative by RCI with RCI as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of RCI from July 1, 2005 (date of inception of RCI).

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months or less when purchased.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed on a straight-line method using an estimated useful life of five years for furniture and three years for computer equipment.

     REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. Deferred revenue represents deposits received for the development of restaurants sites. Those deposits are recognized as revenue when the respective stores open.

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

     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. The convertible debt of $50,000 plus interest is convertible into 220,000 shares at December 31, 2005. These potential common shares have been excluded from the diluted EPS calculation because the effect is anti-dilutive.

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

     INCOME TAXES

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     .
3.   Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation.

                                                      December 31,  December 31,
                                                         2005          2004
                                        Accumulated     Net Book      Net Book
                                Cost    Depreciation     Value         Value
                                ----    ------------     -----         -----
                                 $           $             $             $

     Property and equipment    3,156        321          2,835           --
                              ======       ====         ======         ====

4.   Loans Payable

     a) Prior to the merger Restaurant Companies International, Inc. entered into a note payable agreement totalling $100,000 signed on April 2, 2005, for $100,000 principal with 8% interest per annum and matures in one year. Interest is accrued and payable quarterly. Additional terms included the issuance of 5% of the issued and outstanding shares of the membership interest of Q's Franchise Company, LLC with an option to convert the sums due to an additional 5% of the issued and outstanding shares of the membership interest. The holder shall also receive 66,667 shares of the common stock of the Company.

     b) On August 15, 2005, a debenture payable totalling $50,000 was acquired with the purchase of Fit & Healthy, a restaurant concept with no operations with quarterly interest of $1,250. Principal was due on December 1, 2005. The holder has the option to convert all or part of the principal amount and accrued interest into common stock, par value $0.001 per share at a price per share equal to 50% of the closing bid price of the common stock on the date that the company receives notice of conversion. The Company recognized the value of the beneficial conversion feature as $50,000. Since the obligation matured in 2005, the full amount of the discount was amortized as interest expense in the year ended December 31, 2005. The Company is currently in default of this debenture as no payments of interest or principal have been made. Interest will continue to accrue until the debenture is paid or converted into common stock.

     c) On November 8, 2005, a note payable totalling $100,000 and bearing 12% interest per annum was received. Principal is due on November 6, 2006. Interest is accrued and payable on November 6, 2006.

     d) On December 1, 2005, a cash advance totalling $25,000 bearing no interest was received. The principal of $25,000 was due in January 2006. The principal was repaid by a related party on behalf of Creative Eateries and converted to a cash advance owing to the related party.

             Type               Description               Date       Principal     Interest     Due Date
             ----               -----------               ----       ---------     --------     --------
          Note Payable     Restaurant Companies Int'l   4/2/2005      $100,000     8%/Annum     7/2/2006
          Debenture        Fit `N Healthy               8/15/2005     $ 50,000     10%/Annum    12/1/2005
          Note Payable     Creative Eateries            11/8/2005     $100,000     12%/Annum    11/8/2006

     e) On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000. UltraGuard entered an appearance, filed a defence against this claim, and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and UltraGuard responded with a "no defines" position. Judgment was issued in the amount of $183,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004, the Company appeared in the Supreme Court of British Columbia to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The hearing was adjourned with a requirement that UltraGuard provide additional detailed financial information. This information has now been provided. The Company has been in discussions with Baker Tilley Co. voluntary liquidators for Chelverton and has reached an agreement to pay $10,000 per month beginning December 1, 2005 until the debt is settled. The Company is currently in default of this agreement as no payments have been made. With accrued interest, the amount owing is now $212,565.

5.   Amounts Owing to Related Parties

     Unpaid wages, consulting and loans amounting to $555,607 owed to two former officers and current directors and their related companies, 659999 BC, Ltd., Integrated Industries, and UV Systems Technology, are due on demand, unsecured, and will bear interest calculated at 10% effective April 1, 2005. Included in this amount of $447,468 are amounts owing to the President of the Company as a result of loans, management fees and expenses amounting to $35,873 advanced during the period ending December 31, 2005. In fiscal 2003, two officer directors were issued 24,000 shares of common restricted stock of the Company at $3.38 per share totalling $81,120 for partial payment of amounts owing. During this fiscal period, on June 8, 2005 officers and directors were issued 18,420 shares from the 2004 Incentive Plan of Creative at $1.00, the current market price on the date of issue was charged against the amounts payable to these officers and directors. On April 29, 2005, 25,872 of restricted stock were issued at $0.70 to settle $18,110 debt owing to a company managed by two officers and directors. Advances to the officers and directors totalling $108,139 have been applied to the amount owing to reduce the payable to $447,469.

6.   Common Stock

     a)   Stock Split

          On June 13, 2005, the Board of Directors approved a one for one hundred reverse stock split of common shares. The Company issued one share for each one hundred common shares outstanding effective June 13, 2005. All per share amounts have been retroactively adjusted to reflect the reverse stock split. The number of shares outstanding pre-reverse split was 60,891,806. After giving effect to the reverse split the outstanding shares totalled 609,021.

     b) On November 26, 2003, the Company adopted The Incentive Plan ("the Plan") that was registered with the Securities Exchange Commission on December 1, 2003 on Form S-8. Under the Plan, the Company may issue 5,000,000 shares of common stock or grant options. During the year ended December 31, 2004, the Company issued all remaining shares pursuant to the Plan.

     c)   Independents Contractors/Consulting Plan

          On July 27, 2005 the Company adopted the Independent Contractors/Consulting Plan (the "Plan"). Under the Plan, the Company may issue 5,000,000 common shares or grant options. The value of the shares granted is determined based on the trading price of the Company's common stock at the date of grant. The shares issued are in the following table:

          Date Granted              Number of Shares        Value
          ------------              ----------------        -----
          April 21, 2005               2,500,000            $1.00
          July 15, 2005                  120,000            $1.00
          August 18, 2005                325,000            $1.00
          October 6, 2005                 75,000            $1.60
          December 7, 2005               420,000            $0.16
          December 16, 2005              200,000            $0.18
          December 29, 2005               20,000            $0.28

     d)   Issuance of Restricted Common Shares

          During the fiscal period ending December 31, 2005 the Company issued restricted shares to one employee for 50,000 shares as an incentive and to six consultants for consulting services in the following amounts:


          July 1, 2005                   500,000
          September 16, 2005               1,200
          October 6, 2005                225,000
          October 11, 2005                18,500
          October 25, 2005               100,000
          November 7, 2005                70,000
          November 16, 2005               50,000
          December 1, 2005                88,234
          December 15, 2005               50,000

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

          During the year ending December 31, 2005 the Company issued the following common shares:

                                                                         Weighted
                                                                         Average
                                                                       Fair Market
                                                          Shares          Value         Total
                                                          Issued        Per Share     Fair Value
                                                          ------        ---------     ----------
                                                            #               $             $
          Consulting services provided pursuant to
           incentive plan (Note 6c)                      3,660,000           .87      3,173,800
          Consulting services provided pursuant to 144
           restricted shares (Note 6d)                   1,102,934          1.09      1,206,350
                                                         ---------      --------      ---------
                                                         4,762,934                    4,380,150
                                                         =========                    =========

          Segmented Information

          As a result of the disposition of UltraGuard, UltraGuard and IFCT now operate in one business segment and one geographical area. All of the Company's identifiable assets are located in the United States.

8.   Legal Proceedings/Contingency Accrual

     a) On October 20, 1998, a suit was filed in the Supreme Court of British Columbia by an original shareholder ("the plaintiff") against the Company's President and Director, and a former Director and Vice President of the Company. The plaintiff alleges that in April of 1996, he purchased common shares of the Company based on a representation that they would be free trading in 40 days of "the filing of a prospectus." The plaintiff further alleges that in September of 1996 he purchased additional common shares of the Company based on the representation that the shares would be free trading within 40 days of the common shares becoming free trading and that the representation was a warranty and was incorrect. The plaintiff further alleges that he suffered a loss because the share price decreased while he was holding the shares and is seeking damages for breach of warranty, negligence, misrepresentation and breach of fiduciary duty. The amount claimed is not specified. The Company filed an answer denying the claims and will continue to actively defend the suit. The suit has remained inactive since early 1999. There has been no loss provision accrued pursuant to this action against the Company, as the probability of incurring a material loss is remote.

     b) On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000. UltraGuard entered an appearance, filed a defence against this claim, and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and UltraGuard responded with a "no defines" position. Judgment was issued in the amount of $183,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004, the Company appeared in the Supreme Court of British Columbia to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The hearing was adjourned with a requirement that UltraGuard provide additional detailed financial information. This information has now been provided. The Company has been in discussions with Baker Tilley Co. voluntary liquidators for Chelverton and has reached an agreement to pay $10,000 per month beginning December 1, 2005 until the debt is settled. The Company is currently in default of this agreement as no payments have been made. With accrued interest, the amount owing is now $212,565.

     c) On June 6, 2003, a group of shareholders (Shareholder Group) filed a consent resolution, which, among other things elected a new slate of directors and revised the Company's by-laws. The Company refused to accept the consent resolution or by-laws as in the opinion of the Company's legal counsel, the consent resolutions were not in accordance with Nevada Statutes or the filing requirements of the Security and Exchange Commission. At a directors meeting held June 9, 2003, the Company elected two additional directors: Edward White and Erin Strench to the Company's board, bringing the total number of directors to five. On June 16, 2003, the Shareholder Group filed for and obtained a temporary restraining order (TRO) against the Company and its five directors prohibiting the Company, from among other things, issuing stock, transferring assets, changing management and other actions that would affect the status quo of the Company. In addition, two shareholders issued writs against various directors, alleging breach of fiduciary duty in respect of the issue of certain common shares to the Company's officers others. On June 24, 2003, in discussions between legal counsel for plaintiff, respondent and the hearing Judge, the TRO was vacated and a date of July 2, 2003 was set for a new TRO hearing to be held in Reno, Nevada. At the July 2, 2003, the TRO hearing Judge did not grant a TRO and requested the plaintiff and respondent file a series of three briefs outlining their position. The first brief was filed on July 11, 2003 by the Company's counsel. The plaintiff responded on July 18, 2003 and the Company's counsel filed the final brief on July 25, 2003. The Judge has not made a ruling on the TRO. The Company's counsel has responded to the various other suits filed against the Company and its directors. Counsel for the Company was successful in moving these actions from Nevada State jurisdiction to federal jurisdiction.

          In March 2004, the Company's legal counsel filed to withdraw from the action as a result of non-payment of legal fees. The court approved the withdrawal of the lawyer on two of the four cases. By April 29, 2004, the Plaintiff and the Defendant were required to file a proposed pre-trial order with the Federal Court. The Company and the Plaintiff requested and received an extension to August 26, 2004 to settle this matter or file the pre-trial order, which upon approval; the Court will set down for trial. On October 28, 2004 the Company jointly filed a pre-trial notice and on November 15, 2004 in a conference call with the sitting Judge a trial date was set for February 22, 2005. Prior to the trial date, the parties reached a settlement on all matters. Under the terms of the settlement, the Plaintiffs agreed to and have dismissed all of the lawsuits and have cancelled all debts owed by the Company to the Plaintiff amounting to about $98,797.

     d) The Company has made a provision for a loss of $27,000 in a claim filed with the British Columbia Labor Relations (LRB) Board, made by a former employee for wrongful dismissal. The loss amount was the amount determined by the LRB. This amount represented the total probable loss of the lawsuit and has been recorded as an accrued liability as of December 31, 2004 and 2003. On October 20, 2005 the employee filed a lawsuit in the Supreme Court of British Columbia against the Company and a former subsidiary; UV Systems Technology Inc whom the former employee was employed by, claiming wrongful dismissal. UV Systems Technology Inc has filed a Statement of Defense. Counsel for the former employee informed the Company that counsel would be filing an amended Statement of Claim. The amount of the claim is for one year of salary, which would represent CAN$90,000 (US$77,193) including the $27,000 determined for the LRB. Subsequent to the year-end, on February 28, 2006, the Company appeared in BC Supreme Court at a Rule 18A hearing at which the lawyers for the plaintiff and the Company each presented evidence to the Court. The Judge has reserved his decision on the matter. The possible rulings by the Court may be in favour of either the Company, the Plaintiff or the Court could also dismiss the Rule 18A hearing and set the matter to trial, to a date set in April 2006.

     e) On October 4, 2005, the Company completed a Purchase Agreement with Franchise Capital Corporation. Creative purchased from Franchise Capital its interest in Kokopelli Sonoran Grill, Comstock Jakes,

          Cousin Vinnie's Italian Diner, and Kirby Foo's Asian Grill. As per the Agreement, Creative will pay $200,000 cash and 3,583,667 shares of Creative's common stock. The Company has not paid the cash, but has funded approximately $150,000 of the Kokopelli and Comstock Jake's operations.

          On December 29, 2005, the Company and Franchise Capital Corporation have agreed to rescind the October Purchase Agreement and have entered into a Funding Agreement. The Company will provide Franchise Capital Corporation a total $600,000 in funding for the operation of Kokopelli and Comstock. The Company has already funded approximately $150,000 and has agreed to fund the balance of approximately $450,000 with monthly payments of $100,000 beginning January 25, 2006. In return for the funding of operation for Kokopelli and Comstock Jake's, Franchise Capital Corporation will pay the Company an amount equal to 50% of the profits Franchise Capital Corporation receives from its ownership in Kokopelli and Comstock Jake's for the periods commencing on July 1, 2006 and ending on June 30, 2011. If the Company fails to provide the full amount of funding but at least $300,000, the profit payments will be reduced to 25%. If the Company fails to provide at least $300,000 of funding, then the Franchise Capital Corporation will have not obligation to pay any profit payments to the Company.

     f) On November 1, 2005 the Company's board of directors approved a purchase agreement with Pasta Pranzo, LLC. The members of Pasta Pranzo, LLC approved the purchase agreement on the same date. The date to close the purchase was set for January 1, 2006. The property to be acquired was the Pasta Pranzo System including, without limitation, the Marks and Recipes of their California operation. Pursuant to the terms of the purchase agreement, $300,000 in common shares of the Company and a note for $300,000 was to be exchanged for the aforementioned assets. Said shares shall be restricted. The principal followed in determining the amount of consideration given was based upon the current value and future revenue streams and the market exposure in relation to the Company's current position and the restrictive nature of the stock.

          On December 28, 2005, the Company rescinded the agreement, cancelled the issuance for $300,000 common shares, and cancelled the promissory note for $300,000, effective the same day. The Company was unable to secure the required financing to close on the purchase agreement.

9.   Business Combination

     The Company valued the transaction to acquire Ultra Guard based on the estimated fair value of the assets acquired at June 30, 2005. Ultra Guard's common stock issued in the transaction is thinly traded and it was determined that the estimated fair value of the net assets transferred was a better indicator of the value of the transaction. Neither Ultra Guard nor RCI had any significant operations at the time of the transaction. Ultra Guard had a net deficit of $680,872 at acquisition as the current assets of $118,801were acquired along with the liabilities totalling $799,672. The Company determined that the book value of the net assets approximated fair value in that most were current assets and liabilities expected to be settled in the near term. Because the liabilities assumed exceeded the assets acquired, the difference is recorded as charge to additional paid in capital.

     UltraGuard Water Systems              June 30, 2005
     ------------------------              -------------
     CURRENT ASSETS
       Cash                                   $   5,678
       Accounts receivable                        4,645
       Notes receivable                         103,710
       Prepaid expenses and deposits              4,768

     TOTAL CURRENT ASSETS                     $ 118,801

     CURRENT LIABILITIES
       Accounts payable                         178,078
       Accrued liabilities                      426,404

     TOTAL CURRENT LIABILITIES                $ 604,482

     OTHER LIABILITIES                          195,190

     TOTAL LIABILITIES                          799,672

     DIFFERENCE                                (680,872)

10.  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has a deferred income tax asset of $2,222,000 as of December 31, 2005. The net deferred income tax asset has been reduced in its entirety by a valuation allowance. No provision or benefit for income taxes has been reported in the accompanying statements of operations since any current income tax benefit would be offset by an equal increase in the valuation allowance. The valuation allowance increased by $2,222,000 for the year ended December 31, 2005. There were no material tax effects for the period from September 24, 2004 (date of inception) through December 31, 2004

     The net income tax provision for the year ended December 31, 2005 and for the period from September 24, 2004 (date of inception) through December 31, 2004 was as follows:

                                               2005                 2004
                                           -----------           -----------
     Current benefit                       $  (428,000)          $        --

     Deferred benefit (provision)              428,000                    --
                                           -----------           -----------
         Net income tax provision          $         0           $        --
                                           ===========           ===========

     The components of the deferred income tax asset as of December 31, 2005 are as follows:

     Difference in stock based compensation                    $ 1,752,000

     Difference in accruals                                          8,000
     Difference in accounts receivable                              34,000
     Net operating loss carryforward                               428,000
                                                               -----------
     Deferred income tax asset                                   2,222,000
     Valuation allowance                                        (2,222,000)
                                                               -----------
                                                               $         0
                                                               ===========

     A reconciliation of the differences between the statutory and effective income tax rates for the year ended December 31, 2005 and for the period from September 24, 2004 (date of inception) through December 31, 2004 was as follows:

                                           2005                       2004
                                -----------------------      -------------------
                                  Amount           %         Amount          %
     Federal statutory rates    $(1,889,908)    (34.00)      $   --           --
     State income taxes - net
      of federal benefit           (333,513)     (6.00)          --           --
     Valuation allowance          2,222,154      39.08           --           --
     Other                            1,268        .02           --           --

                                -----------     ------       ------       ------
        Effective rate          $         0          0       $   --           --
                                ===========     ======       ======       ======

     The total net operating loss carryforward of approximately $1,072,000 as of December 31, 2004, for both federal and state purposes, begins expiring in 2024 and 2009, respectively.

11.  Subsequent Events

     a) On February 7, 2006 the Company adopted the Independent Contractor/Consulting Plan (the "Plan") registered with the Securities Exchange Commission on February 7, 2005 on Form S-8. Under the Plan, the Company may issue 5,000,000 common shares or grant options. The value of the shares granted is determined based on the trading price of the Company's common stock at the date of grant.

     b) On March 27, 2006, the Company signed a Letter of Intent to purchase Tuscan Kitchen Concept of California, a 4-location Italian restaurant concept featuring full service. A sales price of four times audited EBITDA, or approximately $2,800,000 has been negotiated with 100% ownership in the company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

        Name                       Position                       Age
        ----                       --------                       ---

     Frank Holdraker           Director, President                 61
     Jean Lang                 Director, Secretary                 62
     Ken Fielding              Director, Vice President
     John Gaetz                Director
     Erin Strench              Director

Mr. Frank Holdraker is President and Chief Executive Officer of Creative Eateries Corporation. Mr. Holdraker was President/Owner of Franklin & Associates from 1989-2004, a full service concept development company where he assisted in developing the franchise program, the manufacture of proprietary products and the establishment of purchasing and distribution procedures for La Salsa Fresh Mexican Grill. From 1986-1989 Mr. Holdraker was President and CEO of Ponderosa, Inc., a 750-unit steakhouse chain. From 1980-1986 he was Senior Vice President of Coulter Enterprise, a major multi-state Pizza Hut franchisee. Prior to that he was Vice President of Pizza Hut from 1974-1980. Mr. Holdraker was elected on July 11, 2005, as Director and President of Creative Eateries.

Ms. Jean Lang has 17 years experience in Project Management, Office Automation, Corporate Training, and Website Management. She has been successful in developing and implementing innovative training programs, coordinating and overseeing a diversity of office automation/system implementation projects and providing complex technical and operational support in Fortune 500 companies such as Ford Motor Company, DaimlerChrysler Corporation, Home Shopping Network, and Detroit Edison. Her experience includes applications for Human Resources, Payroll, Timekeeping, Workorders, OSHA, Medical, Heavy Duty Truck Ordering & Pricing Systems, Call Center Sales, Customer Service, Menu Design, and Training of Point of Sale Systems. Ms. Lang attended the State University of NY, has a Diploma in Computer Operations & Programming from Control Data Institute in Michigan, is a Certified Achieve Global Facilitator, and has a Dale Carnegie Certification in Effective Public Speaking. Ms Lang was elected on July 11, 2005 as Director and Secretary of Creative Eateries.

Mr. Kenneth E. Fielding has served as a Director and President of the Service Systems International/UltraGuard Water Systems (the predecessor company to Creative Eateries Corporation) from June 1995 until the reverse acquisition of Creative Eateries. On July 11, 2005, Mr. Fielding resigned as President of Creative Eateries and was elected as Director and Vice President. Prior to UltraGuard, he was President of Alliance Installation Electrical Contractors Ltd., since its' inception in 1976. Alliance was a large electrical contractor, outfitting schools, hospitals, warehouses, restaurants, and commercial buildings. With Mr. Fielding's input, Alliance was a leader in the electrical contracting industry. Some of Mr. Fielding's accomplishments include Title 22 Status for the sale and re-use of water in the State of California, created a state-of-the-art Single Lamp UV Reactor and, developed a combination Filtration and UV Disinfection point-of-use for the residential market. Mr. Fielding holds an Electrical Contractor's license with the Province of British Columbia and a journeyman electrician designation form the BC Institute of Technology.

Mr. John R. Gaetz has served as a Director, Secretary-Treasurer and Chief Financial Officer since June 15, 1997, and as a Director, Vice president, and Secretary of UVS (a predecessor company to Creative Eateries Corporation) since August 1995, positions he held in UVS' predecessor, UV Waterguard Systems Ltd. since 1990. Mr. Gaetz is the founder of UV Technology, Inc., and has over 35 years in the manufacturing sector with a strong background in accounting and finance. He has been involved in various companies in financial administration, engineering, purchasing, production, product development, sales, labor relations, service, installation, and quality control. He was a past Vice-President and Director of Administration for Harnischfeger Corporation, where he was responsible for the manufacturing and development of naval defense equipment for the navies of NATO. On July 11, 2005, Mr. Gaetz resigned as Vice-President, Secretary, and Treasurer to the Creative Eateries Board. Mr. Gaetz remains as a Director to the Board.

Mr. Erin Strench was appointed as a Director on June 9, 2003. Mr. Strench has worked as manager and owner of a number of successful electrical and electronic firms and is currently acting as a consultant to companies working in the electrical industry. Mr. Strench has remained a Director of the Board through the acquisition.

BOARD MATTERS

The Board of Directors has no standing committees. The Board of Directors is responsible for nominating a proposed slate of Directors for each year to stand for election at the annual shareholders meeting. We have no provision for recommendation by shareholders of nominees for Director.

Members of the Board of Directors, by virtue of their position, owe a fiduciary duty to our company. However, in accordance with Nevada law, the Company has provided in Article XI of its Articles of Incorporation (i) that contracts and acts with another corporation are not affected by the fact that a Director has a pecuniary or other interest in or is a director or officer of the other corporation and (ii) that a Director may be a party to or interested in a contract or transaction with our company if the interest has been disclosed to the Board or the Board knows of the interest before a vote is taken on the contract or transaction. As of December 31, 2005, we had no such contracts or transactions with any Director or corporation in which a Director had an interest.

Based solely upon a review of Forms 3, 4 and 5 and their amendments, furnished under Rule 16a-3(a) of the Securities Exchange Act of 1934 during our most recent fiscal year and written representations from persons required to file those Forms, all Directors and Officers filed all reports required by Section 16(a) of the Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth an overview of compensation for the fiscal year ended December 31, 2005 to the Chief Executive Officer and each of the Company's other Executive Officers whose total compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

  (a)                (b)       (c)         (d)        (e)         (f)           (g)          (h)         (i)
Name and                                            Other                    Securities                  All
Principal                                           Annual      Restricted   Underlying      All        Other
Position                                            Compen-       Stock       Options        LTIP       Compen-
                    Year     Salary($)    Bonus($)  sation($)   Award(s)        SARs)      Payouts($)   sation($)
                    ----     ---------    --------  ---------   --------        -----      ----------   ---------
Frank Holdraker
President/CEO       2005     $44,808         0          0           0             0            0            0

COMPENSATION OF DIRECTORS

We do not compensate Directors for their service as such, although we do reimburse reasonable expenses incurred by them in conducting the Company's directors meetings.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

An employment agreement was signed on February 1, 2005, between the Company and Frank Holdraker as CEO, President, and Director. The term of the employment is from February 1, 2005, until January 31, 2010, but may be terminated at any time for cause. Annual salary is $50,000 per year plus bonus to include: (1) .02% of all Franchise Fee income from the sale of franchisees of each concept owned and operated by Creative Eateries, and (2) .02% of the grow royalty paid to each concept owned and operated by Creative Eateries.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock, as of December 31, 2005 and December 31, 2004 of (i) each person known to own beneficially more than 5% of our Common Stock, (ii) each Director of the Company, (iii) each of the Company's Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                December 31, 2005           December 31, 2004
                            ------------------------     -----------------------
Name and Address               Shares                      Shares
 of Beneficial              Beneficially    Percent      Beneficially   Percent
    Owner                      Owned        of Class        Owned       of Class
    -----                      -----        --------        -----       --------
Frank Holdraker               728,500         2.0%            0            0%
Jean Lang                     174,167         0.5%            0            0%
Ken Fielding                   34,992        .095%            0            0%
John Gaetz                     34,942        .095%
Erin Strench                    6,500        .018%
All officers and
 directors as a group         979,101        2.67%            0            0%

The address for all shareholders is in care of the Company at 7400 E. McDonald Drive, Suite #121, Scottsdale, AZ 85250.

A person is deemed the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by that person and that are exercisable within 60 days from the date of this Annual Report have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period from January 1, 2002 to December 31, 2005, the following Directors, Executive Officers made loans to the Company for additional working capital. The outstanding balances at December 31, 2005 are: John R Gaetz, $129,808 and Ken Fielding $239,321.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (exhibit reference numbers refer to Item 601 of Regulation SB)

Exhibit Number                   Description                                            Method of Filing
--------------                   -----------                                            ----------------
(3)(i)         Articles of Incorporation                                                      (1)

(3)(ii)        Bylaws, as amended                                                             (2)

(10)(iii)      Agreement between Douglas Sommerville and Company dated 12/6/96                (3)

(10)(iv)       Agreement between John Gaetz and the Company dated 12/6/96                     (4)

(10)(v)        Sample Agreement among minority Shareholders of UV Systems
               Technology, Inc. and the Company each dated 2/28/97                            (5)

(10)(vi)       Marketing Distribution Agreement Between UV Systems Technology, Inc.
               and the Company                                                                (2)

(10)(vii)      Sales Representation Agreement between UV Systems Technology, Inc.
               and "The Representative"                                                       (2)

(10)(viii)     Exclusive Distributorship Agreement Between UV Waterguard Systems, Inc.
               and Chiyoda Kohan Co., Ltd., and NIMAC Corporation.                            (2)

(10)(ix)       1997 Stock Option Plan                                                         (4)

(10)(x)        Interim Funding Agreement between UVS, MDS and WOF                             (5)

(10)(xi)       Letter Agreement between the Company and Elco Bank and Trust Company
               Limited                                                                        (5)

(10)(xii)      Loan Agreement between the Company and TD Bank                                 (6)

(10)(xiii)     The Company's 1999 Long-Term Equity Incentive Plan                             (7)

(10)(xiv)      Letter Agreement between Service Systems, UVS, MDS and WOF dated
               Feb 13, 2000                                                                   (7)

(10)(xv)       Lease dated October 2000 between Service Systems, UV Systems and
               Slough Estates Canada Limited                                                  (8)

(10)(xvi)      Legal Services Plan between Rosenfeld, Goldman & Ware, Inc                     (9)

(10)(xvii)     Post Effective Amendment to Legal Services Plan filed November 19, 2003       (10)

(10)(xviii)    2003 Benefit Plan S-8                                                         (11)

(10)(xix)      Independent Contractor/Consulting Agreement                                   (12)

(10)(xx)       The Incentive Plan of UltraGuard                                              (13)

(10)(xxi)      2004 Incentive Plan of UltraGuard                                             (14)

(10)(xxii)     Qualified Stock Option Plan and Independent Contractor/Consulting
               Agreement                                                                     (15)

(10)(xxiii)    2005-2006 Qualified Stock Option Plan and Independent
               Contractor/Consulting Agreement                                               (16)

(31.1)         Certification of Frank J. Holdraker pursuant to Sec 302 of the           Filed herewith
               Sarbanes-Oxley Act of 2002                                               Electronically

(31.2)         Certification of Scott Campbell pursuant to Sec 302 of the               Filed herewith
               Sarbanes-Oxley Act of 2002                                               Electronically

(32.1)         Certification of Frank J. Holdraker pursuant Section 906 of the          Filed Herewith
               Sarbanes-Oxley Act of 2002                                               Electronically

(32.2)         Certification of Scott Campbell pursuant Section 906 of the              Filed Herewith
               Sarbanes-Oxley Act of 2002                                               Electronically

----------
(1) Incorporated by reference to the Corporation's Form 10SB effective on January 22, 1997
(2) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on October 6, 1997.
(3) Incorporation by reference to the Corporation's Form 10Q for the fiscal Year ended February 28, 1997.
(4) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1997.
(5) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1998.
(6) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 1999.
(7) Incorporation by reference to the Corporation's Form 10KSB for the fiscal Year ended August 31, 2000.
(8) Incorporation by reference to the Corporation's Form 10Q for the fiscal Quarter ended November 30, 2000.
(9) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on November 19, 2003.
(10) Incorporated by reference to the Corporation's S-8 POS filed with the Commission on March 23, 2003.
(11) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on March 28, 2003.
(12) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on June 11, 2003.
(13) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 2, 2003.
(14) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on December 21, 2004.
(15) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on July 27, 2005.
(16) Incorporated by reference to the Corporation's Form S-8 filed with the Commission on February 9, 2006.

(b)  Reports on Form 8-K

May 2, 2005       Letter Agreement  between the Company and American  Restaurant
                  Development Company dated April 21, 2005
June 15, 2005     Report  on vote by  Shareholders  to change  name to  Creative
                  Eateries  and  affect a one for one  hundred  (1:100)  reverse stock split on June 13, 2005
July 11, 2005     Board approval to transfer  capital assets to Innovative  Fuel
                  Cell Technology and distribution of shares on June 30, 2005
July 12, 2005     Share  exchange  agreement  between the Company and Restaurant
                  Companies International, Inc. dated July 11, 2005
August 18, 2005   Purchase Agreement of assets between the Company and Franchise
                  Capital Corporation dated August 15, 2005
October 6, 2005   Purchase Agreement of assets between the Company and Franchise
                  Capital Corporation dated October 4, 2005
November 2, 2005  Purchase  Agreement between the Company and Pasta Pranzo dated
                  November 1, 2005
November 21, 2005 Change in Certifying Accountant on November 18, 2005
December 6, 2005 Amended Change in Certifying Accountant on November 18, 2005 January 4, 2006 Rescission and Funding Agreement between the Company and
                  Franchise Capital Corporation dated December 29, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings and other services provided by the accountant in connection with statutory regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2005: $22,300.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for the fiscal year ended December 31, 2005 for other professional services rendered by our principal accountants are approximately as follows: Fiscal Year Ended December 31, 2005: $NIL.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CREATIVE EATERIES CORP


                              /s/ Frank J. Holdraker
                              --------------------------------------
                              Frank J. Holdraker, President


Date: May 10, 2006            /s/ Frank J. Holdraker
                              --------------------------------------
                              Frank J. Holdraker, President


Date: May 10, 2006            /s/ Scott Campbell
                              --------------------------------------
                              Scott Campbell, Vice President Finance