Form 10QSB
period 2006-03-31
Creative Eateries Corp
filed 2006-05-24
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

    For the quarterly period ended March 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB [ ]

The number of shares outstanding of the issuer's only class of Common Stock $0.001 par value was 40,494,324 on May 16, 2006

                                      INDEX

PART I FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2006 (unaudited)                    3

Consolidated Statements of Operations for the three-month periods ended
March 31, 2006 and 2005 (unaudited)                                            4

Consolidated Statements of Cash Flows for the three-month periods ended
March 31, 2006 and 2005  (unaudited)                                           5

Notes to the Consolidated Financial Statements                                 6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITIONS                                              17

Item 3. CONTROL AND PROCEDURES                                                20

PART II OTHER INFORMATION

     1. LEGAL PROCEEDINGS                                                     20

     2. CHANGES IN SECURITIES                                                 22

     3. DEFAULT UPON SENIOR SECURITIES                                        22

     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   22

     5. OTHER INFORMATION                                                     22

     6. EXHIBITS AND REPORTS ON FORM 8K                                       22

Signatures                                                                    23

                          Creative Eateries Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                      MAR 31, 06
                                                                      ----------
ASSETS

Current Assets
  Checking/Savings
    Cash                                                                    180
    Cash-restricted                                                      44,987
                                                                     ----------
Total cash                                                               45,167
Accounts receivable, less allowance for doubtful
 accounts: 2005 $85,092                                                 159,775
                                                                     ----------
Total Current Assets                                                    204,942

Property and Equipment                                                    2,695
                                                                     ----------

Total Assets                                                            207,637
                                                                     ----------

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts Payable                                                      763,125
  Accrued Liabilities                                                   240,408
  Notes Payable (current)                                               257,100
  Loans Payable (current)                                               151,651
  Deferred Revenue (current)                                             10,000
                                                                     ----------
Total Current Liabilities                                             1,422,284

Loans payable (long-term portion)                                        60,914
Amounts owing to related parties                                        447,469
                                                                     ----------

Total Liabilities                                                     1,930,667
                                                                     ----------
Stockholder's Deficit
  Common stock, 100,000,000 shares authorized, par
  value of $01, 39,234,324 and 28,400,000 issued and
  outstanding, respectively                                              39,234

Additional paid-in-capital                                            4,621,925

Deficit Accumulated in the Development Stage                         (6,384,188)
                                                                     ----------
Total Stockholder's Deficit                                          (1,723,029)

Total Liabilities and Stockholder's Deficit                             207,637

      See accompanying notes to unaudited consolidated financial statements

                          Creative Eateries Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                          Accumulated from
                                              date of
                                            inception to       Three Months         Three Months
                                              March 31,       Ended March 31,      Ended March 31,
                                                2006               2006                2005
                                             -----------        -----------         -----------
                                                  $                  $                   $
Revenue                                           50,505             50,000                  --

Cost of sales                                         --                 --                  --
                                             -----------        -----------         -----------

Total Gross Profit                                 50505              50000                  --
                                             -----------        -----------         -----------
Expenses
  General and administrative                   6,311,848            853,190             116,719
  Interest                                       122,833             20,600              12,688
                                             -----------        -----------         -----------

Total Expenses                                 6,434,681            873,790             129,407
                                             -----------        -----------         -----------

Net Loss from Operations                      (6,384,177)          (823,790)            129,407
                                             -----------        -----------         -----------

Net Loss for the Period                       (6,384,177)          (823,790)            30,610
                                             ===========        ===========         ===========

Net Loss Per Share - Basic and Diluted              (.16)            (.0209)                 --
                                             ===========        ===========         ===========
Weighted Average Number of Shares
Outstanding                                                      39,234,100          34,054,000
                                                                ===========         ===========

      See accompanying notes to unaudited consolidated financial statements

                          Creative Eateries Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Accumulated from       Three months
                                                                     date of inception          ended
                                                                        to March 31,          March 31,
                                                                            2006                 2006
                                                                         ----------           ----------
                                                                             $                     $
Cash Flows Used In Operating Activities
  Net loss                                                               (6,384,177)            (823,790)
  Depreciation and amortization                                                 461                  140
  Shares issued as compensation for services                              5,008,151              628,000
  Changes in operating assets and liabilities
    (Increase) decrease in accounts receivable                              (75,597)              (3,060)
    (Increase) decrease in notes receivable                                      --                   --
    (Increase) decrease in prepaid expenses and deposits                        268                  268
    Increase (decrease) in accounts payable and accrued liabilities         850,048              115,481
    Increase (decrease) in deferred revenue                                  10,000              (10,000)
                                                                         ----------           ----------

Net Cash Provided by (Used in) Operating Activities                        (590,846)             (92,961)
                                                                         ----------           ----------
Cash Flows Used in Investing Activities
  Acquisition of computer equipment                                          (3,156)                  --
  Cash from acquisition of UltraGuard                                         5,678                   --
                                                                         ----------           ----------

Net Cash Provided by (Used) in Investing Activities                           2,522                   --
                                                                         ----------           ----------
Cash Flows From Financing Activities
  Proceeds from subscribed shares                                           184,400                   --
  Increase (decrease) in loans/notes from unrelated parties                 257,100              (17,900)
  Proceeds from exercise of stock options                                    88,000               88,000
                                                                         ----------           ----------

Net Cash Provided by (Used in) Financing Activities                         529,500               70,100
                                                                         ----------           ----------

Decrease in Cash                                                            (13,857)             (13,857)

Cash - Beginning of the Period                                               14,037               14,037
                                                                         ----------           ----------

Cash - End of the Period                                                        180                  180
                                                                         ==========           ==========

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

     These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the UltraGuard Water Systems Corp has not recognized significant revenue, has a working capital deficit of $863,409, and has accumulated operating losses of $1,671,571 since inception. The combined company has yet to generate significant revenue and will require additional capital to do so. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. Management is attempting to raise debt and equity capital and use the proceeds to develop restaurant concepts and explore acquisitions of other existing restaurant concepts. However, there is no assurance that the Company will be successful in executing its business plan.

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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

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

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock based compensation in accordance with SFAS No. 123R, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 2006, be recognized as compensation expense based on their fair value at the date of grant. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 and EITF 96-18. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest immediately and expire 30 days after the employee leaves the company. The recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period and provides newly issued shares to satisfy stock option exercises. As there were no option awards granted in the three months ended March 31, 2006 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in the three month period ended March 31, 2006.

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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

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

3. Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation.

                                                         March 31,     March 31,
                                                           2006          2005
                                         Accumulated     Net Book      Net Book
                                Cost     Depreciation      Value         Value
                                ----     ------------      -----         -----
                                 $            $              $             $

     Property and equipment    3,156         461           2,695           --
                              ======        ====          ======          ===

4. Debt

     a) On August 15, 2005, a debenture payable totalling $50,000 was acquired with the purchase of Fit & Healthy, a restaurant concept with no operations with quarterly interest of $1,250. Principal was due on December 1, 2005. The holder has the option to convert all or part of the principal amount and accrued interest into common stock, par value $0.001 per share at a price per share equal to 50% of the closing bid price of the common stock on the date that the company receives notice of conversion. The Company recognized the value of the beneficial conversion feature as $50,000. Since the obligation matured in 2005, the full amount of the discount was amortized as interest expense in the year ended December 31, 2005. The Company is currently in default of this debenture as no payments of interest or principal have been made. Interest will continue to accrue until the debenture is paid or converted into common stock.

     b) On November 8, 2005, a note payable totalling $100,000 and bearing 12% interest per annum was received. Principal is due on November 6, 2006. Interest is accrued and payable on November 6, 2006.

     c) On January 26, 2006, a note payable totalling $7,100 and bearing 10% interest per annum was received. Principal is interest are payable on demand.

          Type             Description                     Date       Principal      Interest       Due Date
          ----             -----------                     ----       ---------      --------       --------
          Note Payable     Restaurant Companies Int'l    4/2/2005      $100,000      8%/Annum       7/2/2006
          Debenture        Fit `N Healthy                8/15/2005     $ 50,000      10%/Annum      12/1/2005
          Note Payable     Creative Eateries             11/8/2005     $100,000      12%/Annum      11/8/2006
          Note Payable     Kenneth Fielding                1/26/06     $  7,100      10%/Annum      On Demand

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

     d) On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000. UltraGuard entered an appearance, filed a defence against this claim, and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and UltraGuard responded with a "no defines" position. Judgment was issued in the amount of $183,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004, the Company appeared in the Supreme Court of British Columbia to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The hearing was adjourned with a requirement that UltraGuard provide additional detailed financial information. This information has now been provided. The Company has been in discussions with Baker Tilley Co. voluntary liquidators for Chelverton and has reached an agreement to pay $10,000 per month beginning December 1, 2005 until the debt is settled. The Company is currently in default of this agreement as no payments have been made. With accrued interest, the amount owing is now $212,565.

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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)


     c)   Independents Contractors/Consulting Plan

     On July 27, 2005 the Company adopted the Independent Contractors/Consulting Plan (the "Plan"). Under the Plan, the Company may issue 5,000,000 common shares or grant options. The value of the shares granted is determined based on the trading price of the Company's common stock at the date of grant. The shares issued are in the following table:

                 DATE GRANTED            NUMBER OF SHARES        VALUE
                 ------------            ----------------        -----
               January 5, 2006                750,000             $.20
               January 5, 2006                480,000             $.20
               January 5, 2006                250,000             $.20
               January 5, 2006                520,000             $.20

     d)   Qualified Stock Option Plan

     On February, 9 2006 the Company adopted the Qualified Stock Option Plan (the "Plan"). Under the Plan, the Company may issue 5,000,000 common shares or grant options. The value of the shares granted is determined based on the trading price of the Company's common stock at the date of grant. The Company issued 800,000 options to one employee during the quarter ending March 31, 2006. The Company expensed the fair value of the options of $168,000 in the quarter ended March 31, 2006. The options vested immediately and were exercised within the period. There are no options outstanding at March 31, 2006.

     e)   Issuance of Restricted Common Shares

     During the period ending March 31, 2006 the Company issued restricted shares to two employees for 90,000 shares as an incentive and to six consultants for consulting services in the following amounts:

               January 5, 2006                250,000
               January 20, 2006                40,000

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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

     During the quarter ending March 31, 2006 the Company issued the following common shares:

                                                                                               Weighted
                                                                                                Average
                                                                                              Fair Market
                                                                                    Shares       Value        Total
                                                                                    Issued     Per Share   Fair Value
                                                                                    ------     ---------   ----------
                                                                                      #            $            $
     Consulting services provided pursuant to incentive plan (Note 6c)             2,000,000      .20         400,000
     Employee Qualified Stock Option Plan (Note 6d) shares under options             800,000      .21         168,000
     Consulting services provided pursuant to 144 restricted shares (Note 6e)        290,000      .22          63,800
                                                                                   ---------                 --------
                                                                                   2,570,000                  631,800
                                                                                   =========                 ========

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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)


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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)


          On December 29, 2005, the Company and Franchise Capital Corporation have agreed to rescind the October Purchase Agreement and have entered into a Funding Agreement. The Company will provide Franchise Capital Corporation a total $600,000 in funding for the operation of Kokopelli and Comstock. The Company has already funded approximately $150,000 and has agreed to fund the balance of approximately $450,000 with monthly payments of $100,000 beginning January 25, 2006. In return for the funding of operation for Kokopelli and Comstock Jake's, Franchise Capital Corporation will pay the Company an amount equal to 50% of the profits Franchise Capital Corporation receives from its ownership in Kokopelli and Comstock Jake's for the periods commencing on July 1, 2006 and ending on June 30, 2011. If the Company fails to provide the full amount of funding but at least $300,000, the profit payments will be reduced to 25%. If the Company fails to provide at least $300,000 of funding, then the Franchise Capital Corporation will have not obligation to pay any profit payments to the Company. The Company is currently in default with this agreement.

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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

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

10. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has a deferred income tax asset of $2,222,000 as of March 31, 2006. The net deferred income tax asset has been reduced in its entirety by a valuation allowance. No provision or benefit for income taxes has been reported in the accompanying statements of operations since any current income tax benefit would be offset by an equal increase in the valuation allowance. The valuation allowance increased by $2,222,000 for the year ended December 31, 2005. There were no material tax effects for the period from September 24, 2004 (date of inception) through December 31, 2004

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

     A reconciliation of the differences between the statutory and effective income tax rates for the year ended December 31, 2005 and for the period from September 24, 2004 (date of inception) through December 31, 2004 was as follows:

                                                 2005                            2004
                                    -------------------------           --------------------
                                       Amount            %               Amount          %
                                    -----------       -------           --------      ------
     Federal statutory rates        $(1,889,908)       (34.00)          $     --          --
     State income taxes - net of
      federal benefit                  (333,513)        (6.00)                --          --
     Valuation allowance              2,222,154         39.08                 --          --
     Other                                1,268           .02                 --          --
                                    -----------       -------           --------      ------
              Effective rate        $         0             0           $     --          --
                                    ===========       =======           ========      ======

     The total net operating loss carry forward of approximately $1,072,000 as of December 31, 2004, for both federal and state purposes, begins expiring in 2024 and 2009, respectively.

11. Subsequent Events

     On May 8, 2006 the Company entered into a consulting agreement with K Kapital Group, Inc. As per the agreement K Kapital will provide various services related to the Company's business in exchange for 300,000 shares of the Company's stock.

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

Where we say "we", "us", "our", or "the Company", we mean Creative Eateries Corporation and its subsidiaries.

MANAGEMENT DISCUSSION-OVERVIEW

As a result of the reverse acquisition of Creative Eateries on July 11, 2005, the Company's status changed to that of a development stage company. Therefore, consolidated balance sheets of Creative Eateries Corporation and the related consolidated statements of operations and cash flows and stockholders' equity, include operations for the period from September 24, 2004 (Date of Inception) to March 31, 2006. The company has generated total revenue since inception to March 31, 2006 of $50,505. This revenue relates to services prior to the acquisition and is unrelated to the restaurant franchising business.

The Company has incurred aggregate net losses of approximately $6,200,188 during the period from inception on September 24, 2004 to March 31, 2006. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

Total general and administrative operating expenses for the three months ending March 31, 2006 were $669,201. This was primarily for consulting fees and the issuance of the Company's common stock for these fees.

The Company recorded a net loss for the three months ending March 31, 2006 of $6,200,188. This loss was primarily due to the expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image

RESULTS OF OPERATIONS

The Company had revenue of $50,000 for the three months ending March 31, 2006. This revenue is from restaurant development services the Company provides to restaurant franchisees.

Total general and administrative operating expenses for the three months ending March 31, 2006 were $689,801. This was primarily for consulting fees, which and the issuance of the Company's common stock for these fees.

The Company recorded a net loss for the three months ending March 31, 2006 of $689,801. This loss was primarily due to the expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a cash outflow of $(203,857) from operating activities during the three months ending March 31, 2006. The Company is moving forward in executing its business plan and is in negotiations with several acquisition targets in the restaurant industry. To acquire the restaurants the Company intends to obtain financing through a combination of debt and equity. The Company is currently in negotiations with a financial institution and hopes to soon complete an agreement with them.

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

ITEM 2. CHANGES IN SECURITIES

During the three months ended March 31, 2006 the Company issued the following shares for the listed consideration:

                                    Residency/     Consideration
Date                  Shares        Citizenship      Valued at         Exemption
----                  ------        -----------      ---------         ---------
January 05/06         750,000           USA          $150,000            S-8*
January 05/06         480,000           USA          $ 96,000            S-8*
January 05/06         250,000           USA          $ 50,000            S-8*
January 05/06         250,000           USA          $ 50,000           Reg 144
January 20/06          40,000           USA          $ 10,000           Reg 144
January 22/06         800,000           USA          $176,000           S-8**

----------
*  Registered S-8 on July 27, 2005
** Registered S-8 on February 9, 2006

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit
Number                        Description
------                        -----------
31.1 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Registrant has not filed any Current Reports on Form 8-K during the three-month period covered by this Quarterly Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CREATIVE EATERIES CORPORATION

Date: May 23, 2006              By: /s/ Frank Holdraker
                                   ---------------------------------------------
                                Title: Frank Holdraker, President
                                       Director

Date: May 23, 2006              By: /s/ Scott Campbell
                                   ---------------------------------------------
                                Title: Scott Campbell, Vice President of Finance

                                  EXHIBIT INDEX

Exhibit
Number                        Description
------                        -----------
31.1 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002