Form 10QSB
period 2006-06-30
Creative Eateries Corp
filed 2006-09-15
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

    For the quarterly period ended June 30, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

    For the transition period ________ to ________

                        Commission file number 000-21753


                          CREATIVE EATERIES CORPORATION
                  Name of Small Business Issuer in Its Charter

       NEVADA                                             88-0263701
State of Incorporation                        I.R.S. Employer Identification No.

7702 E. Doubletree Ranch Road, Suite 300
          Scottsdale, AZ                                    85258
Address of Principal Executive Offices                     Zip code

                                  480-747-4846
                            Issuer's Telephone Number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB [ ]

The number of shares outstanding of the issuer's only class of Common Stock $0.001 par value was 41,804,324 on June 30, 2006

                                      INDEX

PART I      Financial Information

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2006 (unaudited)                     3

Consolidated Statements of Operations accumulated from date of inception and the three and six month periods ended June 30, 2006
and 2005 (unaudited)                                                           4

Consolidated Statements of Cash Flows accumulated from date of
inception and the sixmonth periods ended June 30, 2006 and 2005 (unaudited)    5

Notes to the Consolidated Financial Statements                                 6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITIONS                                              17

Item 3. CONTROL AND PROCEDURES                                                20

Part II OTHER INFORMATION

     1. LEGAL PROCEEDINGS                                                     21

     2. CHANGES IN SECURITIES                                                 22

     3. DEFAULT UPON SENIOR SECURITIES                                        22

     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   22

     5. OTHER INFORMATION                                                     22

     6. EXHIBITS AND REPORTS ON FORM 8K                                       23

Signatures                                                                    23

                          Creative Eateries Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                    June 30, 06
                                                                    -----------
ASSETS

Current Assets
  Cash                                                              $       948
  Cash-restricted                                                        47,092
                                                                    -----------
  Accounts receivable, less allowance for doubtful
   accounts: 2005 $85,092 (includes amounts due from
   affiliates of $21,187)                                                71,973
                                                                    -----------
      Total Current Assets                                              120,013

Property and Equipment                                                    2,558
                                                                    -----------

      Total Assets                                                  $   122,571
                                                                    ===========
LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts Payable                                                  $   924,310
  Accrued Liabilities                                                   314,936
  Notes Payable (current)                                               257,100
  Loans Payable (current)                                               151,651
                                                                    -----------
      Total Current Liabilities                                       1,647,997

Loans payable (long-term portion)                                        60,914
Amounts owing to related parties                                        447,469
                                                                    -----------

      Total Liabilities                                               2,156,380
                                                                    -----------
Stockholder's Deficit
  Common stock, 100,000,000 shares authorized, par
   value of $0.001, 41,404,324 and 28,400,000 issued
   and outstanding, respectively                                         41,404
  Additional paid-in-capital                                          5,057,505
  Deficit Accumulated in the Development Stage                       (7,132,718)
                                                                    -----------
      Total Stockholder's Deficit                                    (2,033,809)
                                                                    -----------

Total Liabilities and Stockholder's Deficit                         $   122,571
                                                                    ===========

      See accompanying notes to unaudited consolidated financial statements

                          Creative Eateries Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                        Accumulated
                                        from date of     Three Months    Three Months     Six Months      Six Months
                                        inception to         Ended           Ended           Ended           Ended
                                        June 30, 2006    June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                        -------------    -------------   -------------   -------------   -------------
                                               $               $               $               $               $
Revenue                                      60,505           10,000           5,135           60,000          5,135

Cost of sales                                    --               --              --               --             --
                                         ----------       ----------        --------       ----------       --------

Total Gross Profit                           60,505           10,000           5,135           60,000          5,135
                                         ----------       ----------        --------       ----------       --------
Expenses
   General and administrative             7,051,858          739,998         102,540        1,593,199        219,260
   Interest                                 141,365           18,532          10,366           39,132         23,054
                                         ----------       ----------        --------       ----------       --------

Total Expenses                            7,193,223          758,530         112,906        1,632,331        242,314
                                         ----------       ----------        --------       ----------       --------

Net Loss from Operations                 (7,132,718)        (748,530)       (107,771)      (1,572,331)      (237,179)
                                         ----------       ----------        --------       ----------       --------

Net Loss for the Period                  (7,132,718)        (748,530)       (107,771)      (1,572,331)      (138,382)
                                         ==========       ==========        ========       ==========       ========

Net Loss Per Share - Basic and Diluted         (.22)           (.018)           (.18)           (.048)         (0.29)
                                         ==========       ==========        ========       ==========       ========
Weighted Average Number of Shares
 Outstanding                             32,620,405       40,733,781         596,638       33,052,493        469,739
                                         ==========       ==========        ========       ==========       ========

      See accompanying notes to unaudited consolidated financial statements

                          Creative Eateries Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Accumulated
                                                            from date of      Six months        Six months
                                                            inception to        ended             ended
                                                            June 30, 2006    June 30, 2006     June 30, 2005
                                                            -------------    -------------     -------------
                                                                 $                $                 $
Cash Flows Used In Operating Activities
  Net loss                                                   (7,132,718)      (1,572,331)        (138,382)
  Depreciation and amortization                                     601              279               44
  Shares issued as compensation for services                  5,457,381        1,077,230          230,683
  Changes in operating assets and liabilities
    (Increase) decrease in accounts receivable                  (71,793)         (45,598)          (2,562)
    (Increase) decrease in notes receivable                          --               --               --
    (Increase) decrease in prepaid expenses and
     deposits                                                       268              268           (3,500)
    Increase (decrease) in accounts payable and
     accrued liabilities                                      1,157,048          432,861          (24,119)
    Increase (decrease) in deferred revenue                           0          (20,000)               0
                                                             ----------       ----------       ----------
Net Cash Provided by (Used in) Operating Activities            (589,213)        (127,291)           6,596
                                                             ----------       ----------       ----------
Cash Flows Used in Investing Activities
  Acquisition of computer equipment                              (3,156)              --             (513)
  Restricted cash                                                44,102           44,102
  Cash from acquisition of UltraGuard                             5,678               --               --
                                                             ----------       ----------       ----------
Net Cash Provided by (Used) in Investing Activities              46,624               --             (513)
                                                             ----------       ----------       ----------
Cash Flows From Financing Activities
  Proceeds from subscribed shares                               184,400               --               --
  Increase (decrease) in loans/notes from unrelated
  parties                                                       257,100          (17,900)        (100,558)
  Proceeds from exercise of stock options                        88,000           88,000               --
                                                             ----------       ----------       ----------
Net Cash Provided by (Used in) Financing Activities             529,500           70,100           (2,282)
                                                             ----------       ----------       ----------

Decrease in Cash                                                (13,089)         (13,089)           3,801

Cash - Beginning of the Period                                   14,037           14,037            1,877
                                                             ----------       ----------       ----------
Cash - End of the Period                                            948              948            5,678
                                                             ==========       ==========       ==========

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

     These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the UltraGuard Water Systems Corp has not recognized significant revenue, has a working capital deficit of $863,409, and has accumulated operating losses of $7,051,421 since inception. The combined company has yet to generate significant revenue and will require additional capital to do so. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. Management is attempting to raise debt and equity capital and use the proceeds to develop restaurant concepts and explore acquisitions of other existing restaurant concepts. However, there is no assurance that the Company will be successful in executing its business plan.

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

     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. No warrants or preferred stock was issued, or outstanding, during the period ending June 30, 2006. In addition, no stock options were exercised during the same period and have since been cancelled.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock based compensation in accordance with SFAS No. 123R, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 2006, be recognized as compensation expense based on their fair value at the date of grant. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 and EITF 96-18. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable. There were no options granted in the six month period ended June 30, 2006.

     No stock options were granted to employees in fiscal 2005 and 2006, therefore no pro-forma disclosures have been presented. As of June 30, 2006 all options have been cancelled.

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

3. Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation.

                                                           June 30,     June 30,
                                                             2006         2005
                                          Accumulated      Net Book     Net Book
                                 Cost     Depreciation      Value        Value
                                 ----     ------------      -----        -----
                                   $           $               $            $
     Property and equipment      3,156        598            2,558          --
                                 =====        ===            =====         ===

5. Debt

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

             Type               Description                Date       Principal       Interest         Due Date
             ----               -----------                ----       ---------       --------         --------
          Note Payable     Restaurant Companies Int'l    4/2/2005      $100,000       8% / Annum       7/2/2006
          Debenture        Fit `N Healthy                8/15/2005     $ 50,000      10% / Annum      12/1/2005
          Note Payable     Creative Eateries             11/8/2005     $100,000      12% / Annum      11/8/2006
          Note Payable     Kenneth Fielding              1/26/06       $  7,100      10% / Annum      On Demand

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

     d)   Qualified Stock Option Plan

          On February, 9 2006 the Company adopted the Qualified Stock Option Plan (the "Plan"). Under the Plan, the Company may issue 5,000,000 common shares or grant options. The value of the shares granted is determined based on the trading price of the Company's common stock at the date of grant. The Company issued 800,000 options to one employee during the quarter ending March 31, 2006. The Company expensed the fair value of the options of $168,000 in the quarter ended March 31, 2006. The options vested immediately and were exercised within the period. There are no options outstanding at June 30, 2006.

     e)   Issuance of Restricted Common Shares

          During the period ending June 30, 2006 the Company issued no restricted shares.

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

                         Creative Eateries Corporation
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   Continued
                                  (Unaudited)

          During the quarter ending June 30, 2006 the Company issued the following common shares:

                                                                                               Weighted
                                                                                               Average
                                                                                             Fair Market
                                                                                   Shares       Value        Total
                                                                                   Issued     Per Share   Fair Value
                                                                                   ------     ---------   ----------
                                                                                       #          $           $
         Consulting services provided pursuant to incentive plan (Note 6c)         1,650,000     .21      346,500
         Employee Qualified Stock Option Plan (Note 6d) shares under options               0      --
         Consulting services provided pursuant to 144 restricted shares (Note
         6e)                                                                               0      --
                                                                                   ---------              -------
                                                                                   1,650,000              346,500
                                                                                   =========              =======

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

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

          On December 29, 2005, the Company and Franchise Capital Corporation have agreed to rescind the October Purchase Agreement and have entered into a Funding Agreement. The Company will provide Franchise Capital Corporation a total $600,000 in funding for the operation of Kokopelli and Comstock. The Company has already funded approximately $150,000 and has agreed to fund the balance of approximately $450,000 with monthly payments of $100,000 beginning January 25, 2006. In return for the funding of operation for Kokopelli and Comstock Jake's, Franchise Capital Corporation will pay the Company an amount equal to 50% of the profits Franchise Capital Corporation receives from its ownership in Kokopelli and Comstock Jake's for the periods commencing on July 1, 2006 and ending on June 30, 2011. If the Company fails to provide the full amount of funding but at least $300,000, the profit payments will be reduced to 25%. If the Company fails to provide at least $300,000 of funding, then the Franchise Capital Corporation will have no obligation to pay any profit payments to the Company. The Company is currently in default with this agreement.

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

10. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has a deferred income tax asset of $2,222,000 as of June 30, 2006. The net deferred income tax asset has been reduced in its entirety by a valuation allowance. No provision or benefit for income taxes has been reported in the accompanying statements of operations since any current income tax benefit would be offset by an equal increase in the valuation allowance.

                          Creative Eateries Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

11. Subsequent Events

     Subsequent to Junes 30, 2006 the Company has released many of it employees in an effort to cut cost and reorganize the Company. However, the Company intends to maintain it current business model. The Company has also downsized its offices and moved to 7702 E. Doubletree Ranch Road, Suite 300, Scottsdale 85258.

     In August the Company acknowledged they were in default of the December 29, 2005 Funding Agreement between the Company and Franchise Capital Corporation. As per the Agreement the Company was to provide funding to Franchise Capital Corporation in exchange for a percentage of the royalty fees of Kokopelli Franchise Company, LLC, an investment company of Franchise Capital Corporation. As a result of the default, the Company has released all claims it may have related to Kokopelli Franchise Company, and Franchise Capital Corporation.

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

Where we say "we", "us", "our", or "the Company", we mean Creative Eateries Corporation and its subsidiaries.

MANAGEMENT DISCUSSION-OVERVIEW

As a result of the reverse acquisition of Creative Eateries on July 11, 2005, the Company's status changed to that of a development stage company. Therefore, consolidated balance sheets of Creative Eateries Corporation and the related consolidated statements of operations and cash flows and stockholders' equity, include operations for the period from September 24, 2004 (Date of Inception) to June 30, 2006. The company has generated total revenue since inception to June 30, 2006 of $60,505. This revenue relates to services prior to the acquisition and is unrelated to the restaurant franchising business.

The Company has incurred aggregate net losses of approximately $7,132,718 during the period from inception on September 24, 2004 to June 30, 2006. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

PLAN OF OPERATION

The Company is currently in a reorganization period, but intends to continue its business model as a full-service franchise development company that targets emerging and undervalued franchise concepts. The Company intends to introduce a line of new restaurant brands that fall into the broad category of "fast-casual/full-service" dining. The Company will provide the necessary elements to grow these brands by owning or partnering with the existing restaurant companies, thereby owning equity directly in these brands and by providing the concepts a total Franchise Turnkey Program. This formula is the result of several years of development to provide the tools and support needed to create and sustain a successful restaurant franchise with above average per store returns.

The Company hopes to acquire its first full functioning restaurant chain prior to the end of the year and start full development of its "Q's House of Barbeque" and "Fit-n-Healthy Cafe" concepts after the first of the year. The Company projects it will need $1,500,000 in funding to meet its objectives.

RESULTS OF OPERATIONS

The Company had revenue of $10,000 for the three months ending June 30, 2006. This revenue is from restaurant development services the Company provides to restaurant franchisees.

Total general and administrative operating expenses for the three and six months ending June 30, 2006 and June 30, 2005 were $739,998 and $1,593,199, and
$102,540 and 219,260 respectively. This was primarily for consulting fees, which and the issuance of the Company's common stock for these fees.

The Company recorded a net loss for the three months ending June 30, 2006 of $748,530. This loss was primarily due to the expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a cash outflow of $(261,329) from operating activities during the three months ending June 30, 2006. The Company is moving forward in executing its business plan and is in negotiations with several acquisition targets in the restaurant industry. To acquire the restaurants the Company intends to obtain financing through a combination of debt and equity. The Company is currently in negotiations with a financial institution and hopes to soon complete an agreement with them.

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

ITEM 2. CHANGES IN SECURITIES

During the three months ended June 30, 2006 the Company issued the following shares for the listed consideration

                                                   Residency/     Consideration
       Date            Shares       Exemption      Citizenship      Valued at
       ----            ------       ---------      -----------      ---------

     April 07/06       100,000         USA           $22,000           S-8**
     May 08/06         300,000         USA           $63,000           S-8**
     May 26/06         250,000         USA           $46,250           S-8**
     May 30/06         150,000         USA           $32,250           S-8**
     May 30/06         10,000          USA           $ 2,150           S-8**
     May 30/06         20,000          USA           $ 4,300           S-8**
     May 30/06         320,000         USA           $68,800           S-8**
     May 30/06         20,000          USA           $95,000           S-8**

----------
** Registered S-8 on February 9, 2006

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

                                CREATIVE EATERIES CORPORATION


Date: September 14, 2006        By: /s/ Frank Holdraker
                                   ---------------------------------------------
                                Title: Frank Holdraker, President
                                       Director


Date: September 14, 2006        By: /s/ Scott Campbell
                                   ---------------------------------------------
                                Title: Scott Campbell, Vice President of Finance

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