Form 10QSB
period 2006-09-30
Diners Acquisition CORP
filed 2006-11-20
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                For the quarterly period ended September 30, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                 For the transition period ________ to ________

                        Commission file number 000-21753


                         DINER'S ACQUISITION CORPORATION
                  Name of Small Business Issuer in Its Charter

       NEVADA                                             88-0263701
State of Incorporation                        I.R.S. Employer Identification No.

   7702 E Doubletree Ranch Suite 300
         SCOTTSDALE, AZ                                     85258
Address of Principal Executive Offices                     Zip code

                                  480-905-5550
                            Issuer's Telephone Number

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB [ ]

The number of shares outstanding of the issuer's only class of Common Stock $0.001 par value was 18,786,982 on September 30, 2006

                                      INDEX

PART I      Financial Information

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of September 30, 2006 (unaudited)           3

     Consolidated Statements of Operations accumulated from date of inception and the three and nine month periods ended
     September 30, 2006 and 2005 (unaudited)                                   4

     Consolidated Statements of Cash Flows accumulated from date of inception and the nine-month periods ended September 30, 2006
     and 2005 (unaudited)                                                      5

     Notes to the Consolidated Financial Statements                            6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITIONS                                              16

Item 3. CONTROL AND PROCEDURES                                                20

Part II OTHER INFORMATION

     1. LEGAL PROCEEDINGS                                                     20

     2. CHANGES IN SECURITIES                                                 21

     3. DEFAULT UPON SENIOR SECURITIES                                        21

     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   21

     5. OTHER INFORMATION                                                     21

     6. EXHIBITS AND REPORTS ON FORM 8K                                       22

Signatures                                                                    22

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                September 30, 06
                                                                ----------------
ASSETS
Current Assets
  Accounts receivable, less allowance for doubtful
   accounts: 2005 $85,092                                         $     5,410
                                                                  -----------
Total Current Assets                                                    5,410

Property and Equipment                                                  2,416
                                                                  -----------

Total Assets                                                      $     7,826
                                                                  ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts Payable                                                $   688,350
  Accrued Liabilities                                                 246,918
  Notes Payable (current)                                             257,100
  Loans Payable (current)                                             151,651
                                                                  -----------
Total Current Liabilities                                           1,344,019

Loans payable (long-term portion)                                      60,914
Amounts owing to related parties                                       78,339
                                                                  -----------

Total Liabilities                                                   1,483,272
                                                                  -----------
Stockholder's Deficit
  Common stock, 200,000,000 shares authorized, par
   value of $0.001, 18,786,982 issued and outstanding                  18,787
  Additional paid-in-capital                                        6,198,119
  Deficit Accumulated in the Development Stage                     (7,692,352)
                                                                  -----------
Total Stockholder's Deficit                                        (1,475,446)
                                                                  -----------

Total Liabilities and Stockholder's Deficit                       $     7,826
                                                                  ===========

      See accompanying notes to unaudited consolidated financial statements

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         Accumulated from
                                             date of        Three Months     Three Month     Nine Months     Nine Months
                                          inception to         Ended            Ended           Ended           Ended
                                          September 30,     September 30,    September 30,   September 30,   September 30,
                                             2006              2006             2005            2006            2005
                                          -----------       -----------      -----------     -----------     -----------
                                               $                 $                $               $               $
Revenue                                        60,505                 0                0          60,000             505

Cost of sales                                      --                --               --              --              --
                                          -----------       -----------      -----------     -----------     -----------

Total Gross Profit                             60,505                 0                0          60,000             505
                                          -----------       -----------      -----------     -----------     -----------
Expenses
   General and administrative               7,597,032           545,174          259,312       2,138,373         691,807
   Interest                                   155,825            14,460            3,391          53,592           8,791
                                          -----------       -----------      -----------     -----------     -----------

Total Expenses                              7,752,857           559,634          262,704       2,191,965         700,598
                                          -----------       -----------      -----------     -----------     -----------

Net Loss from Operations                   (7,692,352)         (559,634)        (262,704)     (2,131,965)       (700,093)
                                          -----------       -----------      -----------     -----------     -----------

Net Loss for the Period                    (7,692,352)         (559,634)        (262,704)     (2,131,965)       (700,093)
                                          ===========       ===========      ===========     ===========     ===========

Net Loss Per Share - Basic and Diluted    $     (1.10)      $     (0.05)     $     (0.04)    $     (0.27)    $     (0.33)
                                          ===========       ===========      ===========     ===========     ===========
Weighted Average Number of Shares
 Outstanding                                6,983,718        10,789,577        6,044,576       7,850,334       2,110,619
                                          ===========       ===========      ===========     ===========     ===========

      See accompanying notes to unaudited consolidated financial statements

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Accumulated from
                                                                 date of        Nine months      Nine months
                                                              inception to         ended            ended
                                                              September 30,     September 30,    September 30,
                                                                  2006              2006             2005
                                                               ----------        ----------       ----------
                                                                    $                 $                $
Cash Flows Used In Operating Activities
  Net loss                                                     (7,692,352)       (2,131,965)        (700,093)
  Depreciation and amortization                                       739               418              156
  Shares issued as compensation for services                    5,493,381         1,113,230          191,904
  Debt conversion cost                                            456,736           456,736
  Amortization of deferred compensation                                                               12,688
  Bad debt expense                                                 44,677            44,677
  Changes in operating assets and liabilities
    (Increase) decrease in accounts receivable                   (116,787)          (44,250)          64,935
    (Increase) decrease in notes receivable                            --                --               --
    (Increase) decrease in prepaid expenses and deposits              268               268               --
    Increase (decrease) in accounts payable and accrued         1,284,306           499,739          316,956
     liabilities
    Increase (decrease) in deferred revenue                             0           (20,000)               0
                                                               ----------        ----------       ----------

Net Cash Provided by (Used in) Operating Activities              (529,032)          (81,147)        (113,454)
                                                               ----------        ----------       ----------
Cash Flows Used in Investing Activities
  Acquisition of computer equipment                                (3,156)               --           (1,405)
  Restricted cash                                                  (2,990)           (2,990)
  Cash from acquisition of UltraGuard                               5,678                --            5,678
                                                               ----------        ----------       ----------

Net Cash Provided by (Used) in Investing Activities                  (468)           (2,990)           4,273
                                                               ----------        ----------       ----------
Cash Flows From Financing Activities
  Proceeds from subscribed shares                                 184,400                --               --
  Increase (decrease) in loans/notes from unrelated parties       257,100           (17,900)         105,504
  Increase (decrease) in loans/notes from related parties                                              6,402
  Proceeds from exercise of stock options                          88,000            88,000               --
                                                               ----------        ----------       ----------

Net Cash Provided by (Used in) Financing Activities               529,500            70,100          111,906
                                                               ----------        ----------       ----------

Increase (Decrease) in Cash                                             0           (14,037)           2,725

Cash - Beginning of the Period                                          0            14,037            2,752
                                                               ----------        ----------       ----------
Cash - End of the Period                                                0                 0            4,892
                                                               ==========        ==========       ==========

      See accompanying notes to unaudited consolidated financial statements

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1. Reverse Acquisition, Nature of Operations and Continuance of Business

     On April 21, 2005, the Company's Board of Directors met to reorganize UltraGuard Water Systems Corp (now Diner's Aquisition Corporation). The Company voted to change its business focus from water filtration and disinfection to restaurant franchising. On May 4, 2005, the Company filed a form PRE14A with the SEC, calling a Special Meeting of the shareholders to be held on June 13, 2005. At the meeting, the shareholders approved by an 88.65% majority vote, a proposal to change the Company's name to Diner's Aquisition Corporation ("Diner's") and by an 88.58% majority vote, to split the outstanding shares on a 1 for 100 basis. All per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

     On July 11, 2005, the Company's Board of Directors approved a share exchange agreement between shareholders of the Company and Restaurant Companies International, Inc ("RCI"), a Nevada corporation. RCI is a franchise development company organized on September 24, 2004 to capitalize on the growing demand for fast casual dining in North America. On July 11, 2005, the Company acquired, by way of reverse acquisition, 100% of the issued and outstanding capital stock of RCI in exchange for the issuance of 30,802,367 shares of the Company's common shares. Pursuant to the Agreement, the Company's officers resigned. As a result, there was a change in control of the Company to the former shareholders of RCI.

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

     These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the UltraGuard Water Systems Corp has not recognized significant revenue, had a working capital deficit of $863,409, and had accumulated operating losses of $7,051,421 since inception. The combined company has yet to generate significant revenue and will require additional capital to do so. As of September 30, 2006, the Company had a working capital deficit of $1,475,447 and had accumulated operating losses of $7,692,352. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. Management is attempting to raise debt and equity capital and use the proceeds to develop restaurant concepts and explore acquisitions of other existing restaurant concepts. However, there is no assurance that the Company will be successful in executing its business plan.

     On September 21, 2006, the Company's Board of Directors approved a one for five (1:5) reverse split of the Company's common stock, an increase in the Company's authorized shares from 100 million to 200 million, to change the Company's name to Diner's Acquisition Corp., and authorized 10 million shares of a new class of Preferred Series stock at $10 per shares having a conversion rate of one preferred share into four common shares and each share paying a dividend of 10% APR. Shareholders representing a majority of 84.5% of the shares outstanding have voted in favor of the Boards decision.

2.   Significant Accounting Policies

     CONSOLIDATED FINANCIAL STATEMENTS

     These financial statements include the accounts of the Company and RCI. All significant inter-company transactions and balances of the subsidiaries, Q's Franchise Company and Fit `N Healthy Franchise Company, have been eliminated.

     On July 11, 2005 ("the acquisition date"), Diner's Acquisition Corporation ("Diner's") acquired all of the outstanding stock of Restaurant Companies International, Inc ("RCI"). For accounting purposes, the acquisition was treated as the acquisition of Diner's by RCI with RCI as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of RCI from July 1, 2005 (date of inception of RCI).

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

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

     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. No options, warrants or other convertible securities were outstanding, at September 30, 2006.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock based compensation in accordance with SFAS No. 123R, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 2006, be recognized as compensation expense based on their fair value at the date of grant. The Company accounts for stock issued for services to non-employees in accordance with SFAS No. 123 and EITF 96-18. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable. . No stock options were granted to employees in fiscal 2005. The Company issued 800,000 options to one employee during the quarter ending March 31, 2006. The Company expensed the fair value of the options of $168,000 in the quarter ended March 31, 2006. The options vested immediately and were exercised within the period. No pro-forma disclosures have been presented for the 2005 periods because there would be no pro-forma effect. As of September 30, 2006 all options have been cancelled.

     No stock options were granted to employees in fiscal 2005 and the Company issued 800,000 options to one employee during the quarter ending March 31, 2006, no pro-forma disclosures have been presented for the 2005 periods because there would be no pro-forma effect.. As of September 30, 2006 all options have been cancelled.

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

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. Stock-based compensation primarily consists of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options fully vest immediately and expire 30 days after the employee leaves the company. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period and provides newly issued shares to satisfy stock option exercises. As there were no option awards granted in the nine months ended September 30, 2006 and all prior option awards were fully vested prior to January 1, 2006 there was no effect due to the implementation of SFAS 123R in the nine month period ending September 30, 2006.

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

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

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

3. Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation.

                                                    September 30,  September 30,
                                                        2006           2005
                                      Accumulated     Net Book       Net Book
                              Cost   Depreciation      Value          Value
                              ----   ------------      -----          -----
                               $          $              $              $

     Property and equipment   3,156       740           2,416             --
                             ======      ====          ======          =====

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

            Type              Description         Date       Principal     Interest      Due Date
            ----              -----------         ----       ---------     --------      --------
          Debenture        Fit `N Healthy       8/15/2005     $ 50,000    10% / Annum    12/1/2005
          Note Payable     Diner's Acquisition  11/8/2005     $100,000    12% / Annum    11/8/2006

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

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

5. Amounts Owing to Related Parties

     During the three month period ending September 30, 2006 the Company issued 10,466,118 shares of the Company's restricted common stock in exchange for $625,261 of debt and accrued interest. As a result of these conversions, the Company recognized a loss of $456,736 during the three months ended September 30, 2006. The following table list the issuances:

         American Restaurant Development Company          2,662,770 shares
         John Gaetz                                       2,816,117 shares
         Kenneth Fielding                                 4,987,232 shares

     For the period ending September 30, 2006 the Company owed 659999 BC, Ltd. $85,959 for consulting of a former officer. The Company has since settled the debt in exchange for 1,719,189 shares of the Company's restricted common stock.

6. Common Stock

     a)   Stock Split

          On September 21, 2006, the Board of Directors approved a one for five reverse stock split of common shares. The Company issued one share for each five common shares outstanding effective June 13, 2005. All per share amounts have been retroactively adjusted to reflect the reverse stock split. The number of shares outstanding pre-reverse split was 93,934,913. After giving effect to the reverse split the outstanding shares totalled 18,786,982.

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

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

     c)   Independents Contractors/Consulting Plan

          On July 27, 2005 the Company adopted the Independent Contractors/Consulting Plan (the "Plan"). Under the Plan, the Company may issue 5,000,000 common shares or grant options. The value of the shares granted is determined based on the trading price of the Company's common stock at the date of grant. The shares issued are in the following table:


                DATE GRANTED            NUMBER OF SHARES        VALUE
                ------------            ----------------        -----
              January 5, 2006                150,000            $ 1.00
              January 5, 2006                96,000             $ 1.00
              January 5, 2006                50,000             $ 1.00
              January 5, 2006                104,000            $ 1.00
              July 20, 2006                  40,000             $  .90

     d)   Qualified Stock Option Plan

          On February, 9 2006 the Company adopted the Qualified Stock Option Plan (the "Plan"). Under the Plan, the Company may issue 5,000,000 common shares or grant options. The value of the shares granted is determined based on the trading price of the Company's common stock at the date of grant. The Company issued 800,000 options to one employee during the quarter ending March 31, 2006. The Company expensed the fair value of the options of $168,000 in the quarter ended March 31, 2006. The options vested immediately and were exercised within the period. There are no options outstanding at September 30, 2006.

     e)   Issuance of Restricted Common Shares

          During the period ending September 30, 2006 the Company issued 10,466,118 shares of the Company's restricted common stock in exchange for $589,875.13 of debt. The following table list the issuances:


              American Restaurant Development Company          2,662,770 shares
              John Gaetz                                       2,816,117 shares
              Kenneth Fielding                                 4,987,232 shares


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

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

     During the quarter ending September 30, 2006 the Company issued the following common shares:

                                                                                            Weighted
                                                                                            Average
                                                                                           Fair Market
                                                                                Shares       Value        Total
                                                                                Issued     Per Share    Fair Value
                                                                                ------     ---------    ----------
                                                                                   #            $            $
     Consulting services provided pursuant to incentive plan (Note 6c)            40,000        .90         36,000
     Employee Qualified Stock Option Plan (Note 6d) shares under options               0         --
     Shares for Debt                                                          10,466,119        .11      1,081,997
     Consulting services provided pursuant to 144 restricted shares (Note
     6e)                                                                               0         --
                                                                              ----------     ------      ---------
                                                                              10,506,119        .11      1,117,997
                                                                              ==========     ======      =========

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

     b) On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against UltraGuard for non-payment of debt in the amount of $155,000. UltraGuard entered an appearance, filed a defence against this claim, and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and UltraGuard responded with a "no defines" position. Judgment was issued in the amount of $183,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004, the Company appeared in the Supreme Court of British Columbia to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The hearing was adjourned with a requirement that UltraGuard provide additional detailed financial information. This information has now been provided. The Company has been in discussions with Baker Tilley Co. voluntary liquidators for Chelverton and has reached an agreement to pay $10,000 per month beginning December 1, 2005 until the debt is settled. The Company is currently in default of this agreement as no payments have been made. With accrued interest, the amount owing is now $212,565. Subsequent to September 30, 2006 the Company has come to a tentative settlement with Chelverton pending a formal agreement. Chelverton has agreed to settle the debt in exchange for shares of the Company's restricted common stock.

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

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

     e) On October 4, 2005, the Company completed a Purchase Agreement with Franchise Capital Corporation. Diner's purchased from Franchise Capital its interest in Kokopelli Sonoran Grill, Comstock Jakes, Cousin Vinnie's Italian Diner, and Kirby Foo's Asian Grill. As per the Agreement, Diner's will pay $200,000 cash and 3,583,667 shares of Diner's's common stock. The Company has not paid the cash, but has funded approximately $150,000 of the Kokopelli and Comstock Jake's operations. Within the three months ending September 30, 2006 the Company received 80,000 shares of restricted common stock in Great American Food Chain in exchange for its investment in Kokopelli. The Company is seeking to acquire Comstock Jake's from its creditors.

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)

          On December 29, 2005, the Company and Franchise Capital Corporation agreed to rescind the October Purchase Agreement and entered into a Funding Agreement. The Company intended to provide Franchise Capital Corporation with a total $600,000 in funding for the operation of Kokopelli and Comstock. The Company had funded approximately $150,000 and had agreed to fund the balance of approximately $450,000 with monthly payments of $100,000 beginning January 25, 2006. In return for the funding of operation for Kokopelli and Comstock Jake's, Franchise Capital Corporation was to pay the Company an amount equal to 50% of the profits Franchise Capital Corporation receives from its ownership in Kokopelli and Comstock Jake's for the periods commencing on July 1, 2006 and ending on June 30, 2011. If the Company failed to provide the full amount of funding but at least $300,000, the profit payments will be reduced to 25%. If the Company failed to provide at least $300,000 of funding, then the Franchise Capital Corporation will have no obligation to pay any profit payments to the Company. The Company did fail on its obligation. As a result of the default, the Company has released all claims it may have related to Kokopelli Franchise Company, and Franchise Capital Corporation. However, the Company did receive 80,000 shares of restricted common stock in Great American Food Chain for its investment in Kokopelli. Great American Food Chain acquired Kokopelli from Franchise Capital Corporation.

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

                         Diner's Acquisition Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                    Continued
                                   (Unaudited)


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

10. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has a deferred income tax asset of $2,222,000 as of September 30, 2006. The net deferred income tax asset has been reduced in its entirety by a valuation allowance. No provision or benefit for income taxes has been reported in the accompanying statements of operations since any current income tax benefit would be offset by an equal increase in the valuation allowance.

11. Subsequent Events

     On October 23, 2006 the Board of Directors accepted the resignation of Frank Holdraker from all positions except Chairman. Mr. Holdraker will remain the Company's Chairman.

     Also on October 23, 2006 the Board of Directors appointed Scott Campbell to the positions of CEO, President, Secretary, and Treasure. Mr. Campbell will also remain CFO.

     In October 2006 the Company settled its debt of $85,959 owed to 659999 BC, Ltd. in exchange for 1,719,189 shares of the Company's restricted common stock.

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

Where we say "we", "us", "our", or "the Company", we mean Diner's Acquisition Corporation and its subsidiaries.

MANAGEMENT DISCUSSION-OVERVIEW

As a result of the reverse acquisition of Diner's Acquisition on July 11, 2005, the Company's status changed to that of a development stage company. Therefore, consolidated balance sheets of Diner's Acquisition Corporation and the related consolidated statements of operations and cash flows and stockholders' equity, include operations for the period from September 24, 2004 (Date of Inception) to September 30, 2006. The company has generated total revenue since inception to September 30, 2006 of $60,505. This revenue relates to services prior to the acquisition and is unrelated to the restaurant franchising business.

The Company has incurred aggregate net losses of approximately $7,692,352 during the period from inception on September 24, 2004 to September 30, 2006. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

PLAN OF OPERATION

Diner's Acquisition Corp. is a restaurant holding and franchise development company organized to consolidate a portion of the restaurant industry nationwide. With the Company's management talent, their goal is to acquire restaurants of any brand that can be acquired for a price associated with a number-of-times free-cash-flow (EBITDA), and put systems in place to increase profit margins. The Company believes they can take advantage of this formula by targeting emerging and undervalued restaurant/franchise concepts by directly owning these restaurant concepts. They intend to grow each concept through corporate expansion and/or franchising, by leveraging the company's skilled team of restaurant development professionals with their operational and franchise knowledge.

The Company's focus will be to find opportunities in the restaurant/hospitality industry that enable the company to capture the potential acquisitions free-cash-flow. The focus will be on target acquisitions that have free-cash-flow of at least $500,000 per year, which will likely be two or more stores per acquisition. Demographics will play a large part in the decision making process.

The Company expects a part of their success to be driven by their ability to find those deals where management has not run their operation lean enough. Some of the potential acquisitions will be targeted at mismanaged restaurant operations.

Since the Company's last Quarterly filing, management has settled approximately half of the liabilities on its' books by issuing stock. The Company will attempt to settle all of the liabilities over the next quarter.

In the next Quarter, management expects to announce the first acquisition. It will also raise, by private placement, approximately $1,500,000, which will provide the necessary seed-capital to begin the operation.

In the first Quarter of 2007 the Company should be in a position to make its' 2nd acquisition, and begin franchising the concept acquired in the last quarter. From this point forward, each concept should have sufficient cash-flow to pay its' debt, and provide working capital to move forward.

RESULTS OF OPERATIONS

The Company had no revenue for the three months ending September 30, 2006.

Total general and administrative operating expenses for the three and nine months ending September 30, 2006 and September 30, 2005 were $545,174 and
$2,138,373, and $259,312 and $691,807 respectively. This was primarily for consulting fees, which and the issuance of the Company's common stock for these fees.

The Company recorded a net loss for the three months ending September 30, 2006 of $559,634. This loss was primarily due to the expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced a cash outflow of $(81,147) from operating activities during the nine months ending September 30, 2006. The Company is moving forward in executing its business plan and is in negotiations with several acquisition targets in the restaurant industry. To acquire the restaurants the Company intends to obtain financing through a combination of debt and equity. The Company is currently in negotiations with a financial institution and hopes to soon complete an agreement with them.

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

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance and filed a defence against this claim and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a "no defines" position and judgment was issued in the amount of $193,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court, specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The Company was required to and has, provided additional detailed financial information. No further activity has occurred. Subsequent to September 30, 2006 the Company has come to a tentative settlement with Chelverton pending a formal agreement. Chelverton has agreed to settle the debt in exchange for shares of the Company's restricted common stock.

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

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 2006 the Company issued the following shares for the listed consideration

                                    Residency/     Consideration
    Date              Shares        Citizenship      Valued at       Exemption
    ----              ------        -----------      ---------       ---------
August 02/06            40,000          USA          $ 36,000           S-8**
August 23/06         2,662,770          USA          $266,277        Restricted
September 21/06      2,816,117        Canada         $294,084        Restricted
September 21/06      4,987,232        Canada         $521,636        Restricted

----------
**  Registered S-8 on February 9, 2006

At  a  special  meeting  of  the  shareholder   held  September  21,  2006,  the
shareholders approved a 1 for 5 reverse split of the Company stock which has been accounted for retroactively.

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
31.1 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Registrant has filed a Form 8-K during the three-month period covered by this Quarterly Report. On September 26, 2006 the Registrant filed the following on Form 8-K:

ITEM 8.01 OTHER EVENTS

On September 21, 2006, the Company's Board of Directors approved a one for five (1:5) reverse split of the Company's common stock, an increase in the Company's authorized shares from 100 million to 200 million, to change the Company's name to Diner's Acquisition Corp., and authorized 10 million shares of a new class of Preferred Series stock at $10 per shares having a conversion rate of one preferred share into four common shares and each share paying a dividend of 10% APR. Shareholders representing a majority of 84.5% of the shares outstanding have voted in favor of the Boards decision.

Since the Company's last quarterly report for the period ending June 30, 2006, the Company has issued an additional 10,506,119 shares of the Company's restricted common stock. The shares were issued in exchange for $625,261 of debt. The Company currently has 18,786,982 shares outstanding.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DINER'S ACQUISITION CORPORATION


Date:  November 20, 2006               By:    /s/ Frank Holdraker
                                              ----------------------------------
                                       Title: Frank Holdraker, Chairman



Date:  November 20, 2006               By:    /s/ Scott Campbell
                                              ----------------------------------
                                       Title: Scott Campbell, President & CFO

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