Form 10KSB
period 2006-12-31
Diners Acquisition CORP
filed 2007-04-18
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to ________________

                        Commission file number 000-21753


                         DINERS ACQUISITION CORPORATION
                  Name of Small Business Issuer in Its Charter

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The Company's revenues for the fiscal year ended December 31, 2006 were $60,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer amounting to, in aggregate 27,385,853 shares, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, on March 20, 2007, was $1,917,010. The number of shares outstanding of the issuer's only class of $.001 par value Common Stock was 27,385,853 on March 12, 2007.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Risk Factors                                                                  3

Item 1.   Description of Business                                             3

Item 2.   Description of Property                                             7

Item 3.   Legal Proceeding                                                    7

Item 4.   Submission of Matters to a Vote of Security Holders                 7

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters            8

Item 6.   Management's Discussion and Analysis of Results and
           Financial Condition                                               10

Item 7.   Consolidated Financial Statements                                  14

Item 8.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          30

Item 8A.  Controls and Procedures                                            30

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons      30

Item 10.  Executive Compensation                                             31

Item 11.  Security Ownership of Certain Beneficial Owners and Management     32

Item 12.  Certain Relationships and Related Transactions                     32

Item 13.  Exhibits and Reports on Form 8-K                                   33

Item 14.  Principal Accountant Fees and Services                             34

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

Where we say "we," "us," "our," or "the Company," we mean Diner's Acquisition Corporation and its subsidiaries.

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

On December 29, 2005, the Company and Franchise Capital Corporation agreed to rescind the October Purchase Agreement and entered into a Funding Agreement. The Company intended to provide Franchise Capital Corporation with a total $600,000 in funding for the operation of Kokopelli and Comstock. The Company had funded approximately $150,000 and had agreed to fund the balance of approximately $450,000 with monthly payments of $100,000 beginning January 25, 2006. In return for the funding of operation for Kokopelli and Comstock Jake's, Franchise Capital Corporation was to pay the Company an amount equal to 50% of the profits Franchise Capital Corporation receives from its ownership in Kokopelli and Comstock Jake's for the periods commencing on July 1, 2006 and ending on June 30, 2011. If the Company failed to provide the full amount of funding but at least $300,000, the profit payments will be reduced to 25%. If the Company failed to provide at least $300,000 of funding, then Franchise Capital Corporation will have no obligation to pay any profit payments to the Company. The Company did fail on its obligation. As a result of the default, the Company has released all claims it may have related to Kokopelli Franchise Company, and Franchise Capital Corporation. However, the Company did receive 80,000 shares of restricted common stock in Great American Food Chain for its investment in Kokopelli. Great American Food Chain acquired Kokopelli from Franchise Capital Corporation.

BUSINESS OF ISSUER

Diner's Acquisition Corporation (Diner's) (formerly Creative Eateries and Vancouver-based UltraGuard Water System Corp) or ("Company"), is a franchise development company organized to capitalize on the new, growing demand for "fast-casual/full-service" restaurants in North America. Diner's is poised to take advantage of this new phenomenon by targeting emerging and undervalued restaurant/franchise concepts and owning equity directly in these brands. Diner's intends to grow these brands through expanding corporate growth and franchising by leveraging its skilled team of restaurant and franchise, deep operational expertise and a database of potential franchisees. The Company had two concepts: Q's House of Barbecue and Fit `N Healthy. These concepts will not be developed and the balances have been consolidated into the financial statements of Diner's Acquisition. The Company continues to identify potential concepts for their portfolio and is currently in negotiations with several acquisition targets.

OUR SERVICES

The Company intends to provide franchise brand management services in numerous regional markets across the United States. Through the terms of our "Franchise Agreement," the Company authorizes individuals and/or companies to form or establish and operate concept restaurants at approved locations. Under the agreement, the Company would be obligated to provide certain services for the opening of, and the ongoing support of, each restaurant. Those services generally include:

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

DISTRIBUTION METHODS OF OUR SERVICES

Diner's targets emerging and undervalued restaurant/franchise concepts with the intent to own equity directly in these brands. The Company intends to grow these brands through expansion of corporate growth and franchising. The Company will obtain prospective franchises primarily from referrals from existing franchises, affiliations with industry experts and from selected marketing efforts. The selective criteria considered in the review and approval of new franchisees is prior experience in operating restaurants or comparable business acumen and the existence of sufficient capital resources to reasonably ensure success.

NEW PRODUCTS OR SERVICES

None

COMPETITIVE BUSINESS CONDITIONS

Diner's competes in the fast, casual and full-service dining segments of the restaurant industry. As a franchisor of restaurants, the Company must first attract successful franchisees and second, must assist franchisees in attracting customers in this segment. The Company competes with an increasing number of national chains of fast, casual and full-service dining, several of which have dominant market positions and possess substantially greater financial resources and longer operating histories.

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

CUSTOMERS

Diner's targets prospective franchises primarily from referrals from existing franchises, affiliations with industry experts and from selected marketing efforts.

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

EMPLOYEES

As of December 31, 2006, the Company had no full time employees engaged in management and operational activities. Part time consultants are used when required, for accounting, general office, and other activities.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's office space is shared with various other companies and located at 7702 E. Doubletree Ranch, Suite #300, Scottsdale, AZ 85258. The lease term is month to month. Management believes that its facilities are adequate for its present business.

Diner's Acquisition does not own or lease any other property.

ITEM 3. LEGAL PROCEEDINGS

On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance, filed a defense against this claim, and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a "no defines" position and judgment was issued in the amount of $193,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The Company was required to and has provided additional detailed financial information. In December 2006, Chelverton accepted 3,771,528 shares of the Company's restricted common in exchange for the settlement of the debt.

The Company has made a provision for a loss of $27,000 in a claim filed with the British Columbia Labor Relations (LRB) Board, made by a former employee for wrongful dismissal. The loss amount was the amount determined by the LRB. This amount represented the total probable loss of the lawsuit and has been recorded as an accrued liability as of December 31, 2004 and 2003. On October 20, 2005 the employee filed a lawsuit in the Supreme Court of British Columbia against the Company and a former subsidiary; UV Systems Technology Inc whom the former employee was employed by, claiming wrongful dismissal. UV Systems Technology Inc has filed a Statement of Defense. Counsel for the former employee informed the Company that counsel would be filing an amended Statement of Claim. The amount of the claim is for one year of salary, which would represent CAN$90,000 (US$77,193) including the $27,000 determined for the LRB. Subsequent to the year-end, on February 28, 2006, the Company appeared in BC Supreme Court at a Rule 18A hearing at which the lawyers for the plaintiff and the Company each presented evidence to the Court. The Judge reserved his decision on the matter until April 2006. In April 2006 the Judge found in favour of the Company. The plaintiff has since appealed. The Company anticipates a response, regarding the appeal, from the Court before May 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and is listed on the Over the Counter Bulletin Board under the symbol "DAQC.OB." The following table sets forth for the periods indicating the high and low bid prices of our common stock as reported by the OTC-BB during each quarter for the two years ended December 31, 2005 and December 31, 2006. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. All figures shown in the fiscal year ended December 31, 2006 are actual values reported by the OTC-BB. The following numbers have been adjusted for a 1:5 reverse stock split, which was effective on September 21, 2006.

FISCAL YEAR 2005                              LOW            HIGH
----------------                              ---            ----
  Quarter ended March 31, 2005               20.00          22.00
  Quarter ended June 30, 2005                10.00          11.00
  Quarter ended September 30, 2005            7.00           7.25
  Quarter ended December 31, 2005             1.20           1.50

FISCAL YEAR 2006                              LOW            HIGH
----------------                              ---            ----
  Quarter ended March 31, 2006               0.65            1.65
  Quarter ended June 30, 2006                0.325           1.30
  Quarter ended September 30, 2006           0.0505          0.50
  Quarter ended December 31, 2006            0.055           0.25

STOCKHOLDERS

As of December 31, 2006, there were approximately 213 holders of record of the common stock.

COMMON STOCK

Our authorized capital stock consists of 200,000,000 shares of common stock with a par value of $0.001 per share. On December 31, 2006, there were 27,385,853 shares issued and outstanding. The holders of outstanding shares of our common stock are entitled to receive dividends out of assets legally available at times and in amounts as the board of directors may from time to time determine. Holders of common stock are entitled to one vote per share on all matters on which the holders of common stock are entitled to vote. The common stock is not entitled to preemptive rights and may not be redeemed or converted. Upon liquidation, dissolution, or winding up, the assets legally available for distribution to our shareholders are divided among the holders of the common stock in proportion to the number of shares of common stock held by each of them, after payments of all of our debts and liabilities.

The Company has never had profits and has never paid cash dividends on its common stock. It is our intention to retain future earnings, if any, to provide funds for business operations and, accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. However, we are under no restriction as to the payment of dividends.

OTHER COMMON STOCK SALES

During the year ended December 31, 2006, the Company issued the following shares for the listed consideration:

                                  Residency/         Consideration
Date                 Shares       Citizenship          Valued at        Consideration       Exemption
----                 ------       -----------          ---------        -------------       ---------
Jan 5/06             150,000          USA             $ 150,000          Consulting            S-8*
Jan 5/06              50,000          USA             $  50,000          Consulting            Reg144
Jan 5/06              96,000          USA             $  96,000          Consulting            S-8*
Jan 5/06              50,000          USA             $  50,000          Consulting            S-8*
Jan 20/06              8,000          USA             $  10,000          Incentive             Reg144
Feb 15/06              8,000          USA             $  10,000          Subscription
Apr 5/06              20,000          CANADA          $  20,000          Consulting            S-8*
Apr 5/06               4,000          USA             $   4,000          Consulting            S-8*
Apr 5/06               4,000          USA             $   4,000          Consulting            S-8*
Apr 5/06              25,000          USA             $  25,000          Consulting            S-8*
Apr 5/06              11,000          USA             $  11,000          Consulting            S-8*
Apr 5/06              20,000          CANADA          $  20,000          Consulting            S-8*
Apr 5/06              20,000          CANADA          $  20,000          Consulting            S-8*
Apr 7/06               8,000          USA             $   8,800          Consulting            S-8*
May 8/06              60,000          USA             $  63,000          Consulting            S-8*
May 16/06             12,000          USA             $  13,200          Consulting            S-8*
May 26/06             50,000          USA             $  46,250          Consulting            S-8*
May 30/06             30,000          USA             $  32,250          Consulting            S-8*
May 30/06              2,000          USA             $   2,150          Consulting            S-8*
May 30/06              4,000          USA             $   4,300          Consulting            S-8*
May 30/06             64,000          USA             $  68,800          Consulting            S-8*
Jun 5/06             100,000          CANADA          $  95,000          Consulting            S-8*
Aug 2/06              40,000          USA             $  36,000          Consulting            S-8**
Aug 23/06          2,662,770          USA             $ 404,708          Debt                  Reg144
Sep 21/06          2,816,117          CANADA          $ 153,378          Debt                  Reg144
Sep 21/06          4,987,232          CANADA          $ 272,275          Debt                  Reg144
Oct20/06           1,719,189          CANADA          $  85,959          Debt                  Reg144
Oct 23/06          1,000,000          CANADA          $ 250,000          Consulting            S-8**
Oct 23/06          1,000,000          CANADA          $ 250,000          Consulting            S-8**
Oct 23/06            500,000          CANADA          $ 125,000          Consulting            Reg144
Dec 5/06             600,000          USA             $  72,000          Consulting            Reg144
Dec 11/06          3,771,528          USA             $ 212,565          Debt                  Reg144

----------
*  From registered S-8 on February 9, 2006
** From registered S-8 on July 18, 2006

Balance Outstanding December 31, 2006: 27,385,853

At a special meeting of the shareholders held September 21, 2006, the shareholders approved a 1 for 5 reverse split of the Company's stock which has been accounted for retroactively.

PREFERRED STOCK

On September 21, 2006, the Company's Board of Directors authorized 10 million shares of a new class of Preferred Series stock at $10 per shares having a conversion rate of one preferred share into four common shares and each share paying a dividend of 10% APR.

STOCK OPTIONS

Stock options were issued to one employee for 160,000 shares during the quarter ending March 31, 2006. The Company expensed the fair value of the options of $168,000 in the quarter ended March 31, 2006. The options vested immediately and were exercised within the period. There are no options outstanding at December 31, 2006.

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

OVERVIEW

Consolidated balance sheets of Diner's Acquisition Corporation and the related consolidated statements of operations and cash flows and stockholders' equity, include operations for the twelve month period ending December 31, 2006. The company has generated total revenue for the twelve month period ending December 31, 2006 of $60,000. This revenue relates to construction development services performed by the Company.

We have incurred aggregate net losses of approximately $8,488,428 for the period ending December 31, 2006. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

Total general and administrative operating expenses for the twelve months ending December 31, 2006 were $2,936,879. This was primarily for consulting fees and the issuance of the Company's common stock for these fees.

The Company recorded a net loss for the twelve months ending December 31, 2006 of $2,928,042. This loss was primarily due to the expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image

PLAN OF OPERATION

During fiscal year 2007, we plan to continue product and service awareness marketing, identify and acquire concepts to franchise, and provide contractual management services. The Company will have to raise additional funds in 2006 to satisfy cash requirements and fund future acquisitions. As the Company grows, additional employees will need to be added to support the business. In addition, employees may be added through the acquisition of existing restaurants.

BASIS OF PRESENTATION

The financial statements include accounts of Diner's Acquisition Corporation consolidated with Q's House of Barbecue Franchise Company and Fit `N Healthy Franchise Company.

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

We had cash and cash equivalents of $544 as of December 31, 2006. The Company experienced a cash outflow of $(111,627) from operating activities during the twelve months ending December 31, 2006.

We expect that during 2007 we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the purchase of restaurants and concepts, and general operational and sales expenses. We actively continue to raise funds and seek sources of capital. Failure to receive these funds may be expected to have a material adverse effect on our company.

During 2006, we financed our operations in part, from loans from others, loans from related parties, and shareholders of the Company.

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

TWELVE-MONTH PERIOD - DECEMBER 31, 2006

REVENUES. For fiscal 2006, we reported revenues of $60,000 resulting from construction development services performed by the Company as compared to fiscal 2005, where we reported revenues of $505.

GENERAL AND ADMINISTRATIVE EXPENSE. For fiscal 2006, we reported G&A expenses of $2,936,879. This was primarily for consulting fees and the issuance of the Company's common stock for these fees as compared to fiscal 2005 where we reported G&A expenses of $5,456,825.

NET LOSS FOR THE PERIOD. For fiscal 2006, we reported a net loss of $2,928,042. This loss was primarily due to the expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy, and corporate image as compared to fiscal 2005 where we reported a net loss of $5,558,554.

NET LOSS PER SHARE. For fiscal 2006, we reported a net loss per share of ($0.22) as compared to fiscal 2005 where we reported a net loss per share of ($0.85).

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

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders' Equity (Deficit)

Notes to the Consolidated Financial Statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and the Board of Directors of Diner's Acquisition Corporation:

We have audited the accompanying consolidated balance sheet of Diner's Acquisition Corporation and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period in each of the two years then ended and for the period from September 24, 2004 (date of inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diner's Acquisition Corporation and subsidiaries as of December 31, 2006 and the results of its operations and its cash flows for he period in each of the two years then ended and for the period from September 24, 2004 (date of inception) through December 31, 2006., in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Epstein, Weber & Conover, PLC
---------------------------------------
Scottsdale, Arizona
April 17, 2006

Diner's Acquisition Corporation
 (A Development Stage Company)
Consolidated Balance Sheets

                                                                    December 31,
                                                                       2006
                                                                    ----------
                                                                        $
ASSETS

Current Assets
  Cash                                                                     544
  Accounts receivable                                                       --
  Notes receivable                                                          --
                                                                    ----------
Total Current Assets                                                       544
                                                                    ----------

Prepaid expenses and deposits                                              450
Property and Equipment (Note 3)                                          2,277
                                                                    ----------

Total Assets                                                             3,270
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                     641,547
  Accrued liabilities                                                  214,541
  Notes payable (current)                                              276,635
  Loans payable (current)                                                   --
                                                                    ----------
Total Current Liabilities                                            1,132,722
                                                                    ----------

  Loans payable (long-term portion)                                         --
  Amounts owing to related parties                                          --
                                                                    ----------
Total Liabilities                                                    1,132,722
                                                                    ----------
Stockholders' Deficit
  Common stock, (Note 6)
   200,000,000 shares authorized, with a par value of $0.001
   27,385,853 and 7,333,017 issued and outstanding,
   respectively                                                         27,385
  Additional paid-in capital                                         7,331,591
  Deficit Accumulated in the Development Stage                      (8,488,428)
                                                                    ----------

Total Stockholders' Deficit                                         (1,129,452)
                                                                    ----------

Total Liabilities and Stockholders' Deficit                              3,270
                                                                    ==========

           See accompanying notes to consolidated financial statements

Diner's Acquisition Corporation
(A Development Stage Company)
Consolidated Statements of Operations

                               For The Period
                           from September 24, 2004
                               (Inception) to           Year Ended            Year Ended
                                December 31,            December 31,          December 31,
                                   2006                    2006                  2005
                                -----------             -----------           -----------
                                     $                       $                     $
Revenue                              60,505                  60,000                   505

Cost of sales                            --                      --                    --
                                -----------             -----------           -----------
Total Gross Profit                   60,505                  60,000                   505
                                -----------             -----------           -----------
Expenses
   General and
   administrative                 8,395,537               2,936,879             5,456,825
   Interest                         153,396                  51,163               102,233
                                -----------             -----------           -----------
Total Expenses                    8,548,933               2,988,042             5,559,058
                                -----------             -----------           -----------
Net Loss from Operations         (8,488,428)             (2,928,042)           (5,558,554)
                                -----------             -----------           -----------

Net Loss for the Period          (8,488,428)             (2,928,042)           (5,558,554)
                                ===========             ===========           ===========
Net Loss Per Share -
Basic and Diluted                     (0.90)                  (0.22)                (0.85)
                                ===========             ===========           ===========
Weighted Average
Number of Shares
Outstanding                       9,474,312              13,277,712             6,554,601
                                ===========             ===========           ===========


          See accompanying notes to consolidated financial statements

Diner's Acquisition Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                             For The Period
                                                         from September 24, 2004
                                                             (Inception) to        Year Ended           Year Ended
                                                              December 31,         December 31,         December 31,
                                                                 2006                 2006                 2005
                                                              ----------           ----------           ----------
                                                                   $                   $                     $
Cash Flows Used In Operating Activities
  Net loss                                                    (8,488,429)          (2,928,042)          (5,558,554)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities
      Depreciation and amortization                                  879                  558                  321
      Shares issued as compensation for services               5,896,901            1,516,750            4,380,151
      Shares issued for employee compensation                     10,000               10,000                   --
      Expense for employee stock options                         168,000              168,000                   --
      Debt conversion cost                                       707,283              707,283                   --
      Amount of beneficial conversion feature of
       convertible debt                                           50,000                   --               50,000
      Bad debt expense                                            50,087               50,087                   --
      Write-off of pre-acquisition payables                      (44,815)             (44,815)                  --
  Changes in operating assets and liabilities
      (Increase) decrease in accounts receivable                (116,787)             (44,250)              20,463
      (Increase) decrease in notes receivable                         --                   --               14,900
      (Increase) decrease in prepaid expenses and deposits          (182)                (182)                  --
      Increase (decrease) in accounts payable and accrued
       liabilities                                             1,207,551              472,984              734,567
      Increase (decrease) in deferred revenue                         --              (20,000)              20,000
                                                              ----------           ----------           ----------

Net Cash Provided by (Used in) Operating Activities             (559,512)            (111,627)            (338,152)
                                                              ----------           ----------           ----------
Cash Flows Used in Investing Activities
  Acquisition of furniture and computer equipment                 (3,156)                  --               (3,156)
  Restricted cash                                                 (2,990)              (2,990)
  Cash from acquisition of UltraGuard                              5,678                   --                5,678
                                                              ----------           ----------           ----------

Net Cash Provided by (Used) in Investing Activities                 (468)              (2,990)               2,522
                                                              ----------           ----------           ----------
Cash Flows From Financing Activities
  Proceeds from subscribed shares                                194,400               10,000              122,500
  Increase (decrease) in loans/notes from unrelated parties      276,644                1,644              225,000
  Proceeds from exercise of stock options                         89,480               89,480                   --
                                                              ----------           ----------           ----------

Net Cash Provided by (Used in) Financing Activities              560,524              101,124              347,500
                                                              ----------           ----------           ----------

Increase in Cash                                                     544              (13,493)              11,870

Cash - Beginning of the Period                                        --               14,037                2,167
                                                              ----------           ----------           ----------

Cash - End of the Period                                             544                  544               14,037
                                                              ==========           ==========           ==========

           See accompanying notes to consolidated financial statements

Diner's Acquisition Corporation
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
From September 24, 2004 (Date of Inception) to December 31, 2006

                                                                                      Deficit
                                                                                    Accumulated
                                                                   Additional       During the
                                     Issued           Common        Paid In         Development
                                     Shares           Stock         Capital            Stage             Total
                                  -----------       --------      -----------       -----------       -----------
                                       #                $              $                 $                 $
BALANCE SEPTEMBER 24, 2004          6,160,625          6,161           55,739                --            61,900

Net loss for the period                                                                  (1,833)           (1,833)
                                  -----------       --------      -----------       -----------       -----------
BALANCE - DECEMBER 31, 2004         6,160,625          6,161           55,739            (1,833)           60,067

Common stock issued for cash           98,000             98          122,402                             122,500
Issuance of shares for
 consulting services                  942,587            943        4,367,308                           4,368,151
Issuance of shares for
 employee compensation                 10,000             10           11,990                              12,000
Adjustment for recapitalization
 of Reverse Merger (6/30/05)          121,805            122         (680,994)                           (680,872)
Amount of beneficial conversion
 feature of convertible debt                                           50,000                              50,000

Net loss for the period                                                              (5,558,554)       (5,558,554)
                                  -----------       --------      -----------       -----------       -----------
BALANCE DECEMBER 31, 2005           7,333,017          7,333        3,926,346        (5,560,387)       (1,626,708)

Common stock issued for cash            8,000              8            9,992                              10,000
Issuance of shares for
 consulting services                3,920,000          3,920        1,512,830                           1,516,750
Issuance of shares for debt        15,956,836         15,957        1,615,111                           1,631,068
Issuance of  shares for
 employee compensation                  8,000              8            9,992                              10,000
Value of stock options                     --             --          168,000                             168,000
Exercise of stock options             160,000            160           89,320                              89,480
Net loss for the period                                                              (2,928,042)       (2,928,042)
                                  -----------       --------      -----------       -----------       -----------
BALANCE - DECEMBER 31, 2006        27,385,853         27,386        7,331,591        (8,488,429)       (1,129,452)
                                  ===========       ========      ===========       ===========       ===========

         See Accompanying Notes to the Consolidated Financial Statements

1. Reverse Acquisition, Nature of Operations and Continuance of Business

    On April 21, 2005, the Company's Board of Directors met to reorganize UltraGuard Water Systems Corp (now Diner's Acquisition Corporation). The Company voted to change its business focus from water filtration and disinfection to restaurant franchising. On May 4, 2005, the Company filed a form PRE14A with the SEC, calling a Special Meeting of the shareholders to be held on June 13, 2005. At the meeting, the shareholders approved by an 88.65% majority vote, a proposal to change the Company's name to Diner's Acquisition Corporation ("Diner's") and by an 88.58% majority vote, to split the outstanding shares on a 1 for 100 basis. All per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

    These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the UltraGuard Water Systems Corp has not recognized significant revenue, had a working capital deficit of $863,409, and had accumulated operating losses of $7,051,421 since inception. The combined company has yet to generate significant revenue and will require additional capital to do so. As of December 31, 2006, the Company had a working capital deficit of $1,131,728 and accumulated operating losses of $8,488,428. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, the completion of product development and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. Management is attempting to raise debt and equity capital and use the proceeds to develop restaurant concepts and explore acquisitions of other existing restaurant concepts. However, there is no assurance that the Company will be successful in executing its business plan.

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

    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

    The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. The convertible debt of $50,000 plus interest is convertible into 44,000 shares at December 31, 2006. These potential common shares have been excluded from the diluted EPS calculation because the effect is anti-dilutive. The debt was not converted to shares as of December 31, 2006.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. Prior to January 1, 2006 the Company elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense in accordance with SFAS No. 123. The Company accounts for stock issued for services to non-employees in accordance with SFAS No.
    123. Compensation expense is based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

    Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and Accounting Principles Board
    Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award. At December 31, 2005, all outstanding stock options were fully vested.

    No stock options were granted to employees in fiscal 2005 and the Company issued 160,000 options to one employee who was fully vested during the quarter ending March 31 2006. In accordance with SFAS No. 123 (revised
    2004), the Black Scholes Method was used in valuing the options that were granted. Through the Black Scholes Method, it was determined that the 160,000 options were valued at $168,000. The following table indicates the input values used. All options were fully vested when granted.

                                                                   Weighted
                                                                    Average
                                 Stock Price    Option Shares    Exercise Price
                                 -----------    -------------    --------------
     Balance, December 31, 2005                          0           $0.00
       Granted                      $0.55          160,000           $0.55
       Exercised                    $1.10          160,000           $0.55
       Expired, or Terminated                            0           $0.00
     Balance, December 31, 2006                          0           $0.00

                                                    2006             2005
                                                   ------           ------
     Exercisable at the end of the year                  0               0
     Weighted average fair value of
      each option granted during the year          $  1.05           $0.00
     Intrinsic value of the options
      when exercised                               $88,000           $0.00

    There are no options outstanding and exercisable as of December 31, 2006.

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

    In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material such matters.

    In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FASB No. 157"). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year
    Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

    In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

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

3. Property and Equipment

    Property and equipment is stated at cost less accumulated depreciation.

                                                      December 31,  December 31,
                                                         2006          2005
                                        Accumulated     Net Book      Net Book
                                Cost    Depreciation     Value         Value
                                ----    ------------     -----         -----
                                 $           $             $             $
    Property and equipment     3,156        880          2,277         2,835
                               =====        ===          =====         =====

4. Loans Payable

     a) Prior to the merger Restaurant Companies International, Inc. entered into a note payable agreement totalling $100,000 signed on April 2, 2005, for $100,000 principal with 8% interest per annum and matures in one year. Interest is accrued and payable quarterly. Additional terms included the issuance of 5% of the issued and outstanding shares of the membership interest of Q's Franchise Company, LLC with an option to convert the sums due to an additional 5% of the issued and outstanding shares of the membership interest. The holder shall also receive 13,333 shares of the common stock of the Company.

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

     c) On November 8, 2005, a note payable totalling $100,000 and bearing 12% interest per annum was received. Principal is due on November 6, 2006. Interest is accrued and payable on November 6, 2006. The Company is currently in default of this note as no payments of interest or principal have been made. Interest will continue to accrue until the note is settled.

     d) On December 1, 2005, a cash advance totalling $25,000 bearing no interest was received. The principal of $25,000 was due in January 2006. The principal was repaid by a related party on behalf of Diners Acquisition and converted to a cash advance owing to the related party. The cash advance has now been settled by the issuance of stock for the debt.

     e) In January 2006, three notes payable totalling $6,900 and in March 2006, one note payable of $200 were received bearing 10% interest per annum. Principal and interest are payable on demand.

     f) In June 2006, a note payable totalling $8,000 and bearing 12% interest per annum was received. Principal and interest are payable on demand.

     g) In December 2006, amounts owing to a former employee were converted to a non-interest bearing note payable for $11,535. The note is payable on demand.

             Type             Description            Date       Principal     Interest      Due Date
             ----             -----------            ----       ---------     --------      --------
          Note Payable     Dr. Jeffrey Martin      4/2/2005     $100,000      8%/Annum      7/2/2006
          Debenture        John Payne              8/15/2005    $ 50,000      10%/Annum     12/1/2005
          Note Payable     TH & TW LLC             11/8/2005    $100,000      12%/Annum     11/8/2006
          Note Payable     Kenneth Fielding        1/26/06      $  7,100      10%/Annum     On demand
          Note Payable     Roger Enfield           6/26/06      $  8,000      12%/Annum     On demand
          Note Payable     Curtis Patterson        12/31/06     $  11,535     None          On demand

5. Amounts Owing to Related Parties

    Unpaid wages, consulting and loans amounting to $555,607 owed to two former officers and current directors and their related companies, 659999 BC, Ltd., Integrated Industries, and UV Systems Technology, are due on demand, unsecured, and will bear interest calculated at 10% effective April 1, 2005. Included in this amount of $447,468 are amounts owing to the President of the Company as a result of loans, management fees and expenses amounting to $35,873 advanced during the period ending December 31, 2005. In fiscal 2003, two officer directors were issued 24,000 shares of common restricted stock of the Company at $3.38 per share totalling $81,120 for partial payment of amounts owing. During this fiscal period, on June 8, 2005 officers and directors were issued 18,420 shares from the 2004 Incentive Plan of Creative at $1.00, the current market price on the date of issue was charged against the amounts payable to these officers and directors. On April 29, 2005, 25,872 of restricted stock were issued at $0.70 to settle $18,110 debt owing to a company managed by two officers and directors. Advances to the officers and directors totalling $108,139 have been applied to the amount owing to reduce the payable to $447,469. These amounts were converted to notes payable bearing 10% interest in July 2005. These notes and outstanding payables to the former officers have been settled by the issuance of 9,522,538 shares on September 21, 2006 to settle the total debt and interest of $511,513.

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

          On September 21, 2006, the Board of Directors approved a one for five reverse stock split of common shares. The Company issued one share for each five common shares outstanding effective September 21, 2006. All per share amounts have been retroactively adjusted to reflect the reverse stock split. The number of shares outstanding pre-reverse split was 93,974,913. After giving effect to the reverse split the outstanding shares totalled 18,795,136.

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

     c)   Independents Contractors/Consulting Plan

          On July 27, 2005 the Company adopted the Independent Contractors/Consulting Plan (the "Plan"). Under the Plan, the Company may issue 5,000,000 common shares or grant options. The Company issued all remaining shares pursuant to the Plan.

          On February 9, 2006 the Company adopted the Qualified Stock Option Plan (the "Plan"). Under the Plan, the Company may issue 5,000,000 common shares or grant options. The value of the shares granted is determined based on the trading price of the company's common stock at the date of grant. The Company issued 160,000 options to one employee during the quarter ending March 31, 2006. The Company expensed the fair value of the options of $168,000 in the quarter ended March 31, 2006. The options vested immediately and were exercised within the period. There are no options outstanding at December 31, 2006.

          On July 18, 2006 the Company adopted the 2006 Incentive Plan allowing the Company to issue 10,000,000 common shares or grant options.

     d)   Issuance of S-8 Common Shares

          During the fiscal period ending December 31, 2006 the Company issued S-8 shares for consulting services. The value of the shares granted is determined based on the trading price of the Company's common stock at the date of grant. The shares issued are in the following table:


           Date Granted             Number of Shares         Value
           ------------             ----------------         -----
          January 5, 2006                296,000             $1.00
          April 5, 2006                  104,000             $1.00
          April 7, 2006                    8,000             $1.10
          August 2, 2006                  40,000             $0.90
          May 8, 2006                     60,000             $1.05
          May 16, 2006                    12,000             $1.10
          May 26, 2006                    50,000             $0.93
          May 30, 2006                   100,000             $1.08
          June 5, 2006                   100,000             $0.95
          October 23, 2006             2,000,000             $0.25

          Issuance of Restricted Common Shares

          During the fiscal period ending December 31, 2006 the Company issued restricted shares to three consultants for consulting services, one accredited investor through the Company's Private Placement Memorandum, and to four creditors in settlement of debts in the following amounts:

          January 5, 2006                 50,000
          January 20, 2006                 8,000
          August 23, 2006              2,662,770
          September 21, 2006           7,803,349
          October 20, 2006             1,719,189
          October 23, 2006               500,000
          December 5, 2006               600,000
          December 11, 2006            3,771,528

          In February 2006, the Company sold 40,000 shares of is restricted common stock through a Private Placement Memorandum to one accredited investor at $.25 per share. Each share purchased carried a warrant to purchase an additional share at $.50 per share. Post five for one (5:1) stock split the shares sold currently represent 8,000 shares

          Valuation of Common Stock Issued for Services and Assets

          The Company applies EITF 96-18 "Accounting for Equity Instruments that are issued to Other Than Employers for Acquiring, or in Conjunction with Selling, Goods or Services", in accounting for shares issued to consultants. The values of these shares were based on calculating the fair market value of the stock and the services provided.

          During the year ending December 31, 2006 the Company issued the following common shares:

                                                                         Weighted
                                                                         Average
                                                                       Fair Market
                                                          Shares          Value         Total
                                                          Issued        Per Share     Fair Value
                                                          ------        ---------     ----------
                                                            #               $             $
          Consulting services provided pursuant to
           incentive plan (Note 6c)                     2,770,000         $0.46        1,269,750
          Consulting services provided pursuant to
           144 restricted shares (Note 6d)              1,150,000         $0.21          247,000
                                                        ---------         -----        ---------

                                                        3,920,000                      1,516,750
                                                        =========                      =========

7. Segmented Information

    As a result of the disposition of UltraGuard, UltraGuard and IFCT now operate in one business segment and one geographical area. All of the Company's identifiable assets are located in the United States.

8. Legal Proceedings/Contingency Accrual

     a) On April 25, 2003, Chelverton Fund Limited filed a suit in the Supreme Court of British Columbia against the Company for non-payment of debt in the amount of $155,000. The Company entered an appearance, filed a defense against this claim, and attempted to negotiate a settlement. Chelverton filed additional information that supported their claim and the Company responded with a "no defines" position and judgment was issued in the amount of $193,944 (Cnd$234,642) including interest and legal costs. On April 5, 2004 the Company appeared in Supreme Court to provide to Chelverton and the court specific information pertaining to the Company's assets and its ability to pay the judgment including interest. The Company was required to and has provided additional detailed financial information. In December 2006 Chelverton accepted 3,771,528 shares of the Company's restricted common stock in exchange for the settlement of the debt.

     b) The Company has made a provision for a loss of $27,000 in a claim filed with the British Columbia Labor Relations (LRB) Board, made by a former employee for wrongful dismissal. The loss amount was the amount determined by the LRB. This amount represented the total probable loss of the lawsuit and has been recorded as an accrued liability as of December 31, 2004 and 2003. On October 20, 2005 the employee filed a lawsuit in the Supreme Court of British Columbia against the Company and a former subsidiary; UV Systems Technology Inc whom the former employee was employed by, claiming wrongful dismissal. UV Systems Technology Inc has filed a Statement of Defense. Counsel for the former employee informed the Company that counsel would be filing an amended Statement of Claim. The amount of the claim is for one year of salary, which would represent CAN$90,000 (US$77,193) including the $27,000 determined for the LRB. Subsequent to the year-end, on February 28, 2006, the Company appeared in BC Supreme Court at a Rule 18A hearing at which the lawyers for the plaintiff and the Company each presented evidence to the Court. The Judge reserved his decision on the matter until April 2006. In April 2006 the Judge found in favour of the Company. The plaintiff has since appealed. The Company anticipates a response, regarding the appeal, from the Court before May 2007.

     c) On October 4, 2005, the Company completed a Purchase Agreement with Franchise Capital Corporation. Diner's purchased from Franchise Capital its interest in Kokopelli Sonoran Grill, Comstock Jakes, Cousin Vinnie's Italian Diner, and Kirby Foo's Asian Grill. As per the Agreement, Diner's will pay $200,000 cash and 3,583,667 shares of Diner's common stock. The Company has not paid the cash, but has funded approximately $150,000 of the Kokopelli and Comstock Jake's operations. Within the three months ending September 30, 2006 the Company received 80,000 shares of restricted common stock in Great American Food Chain in exchange for its investment in Kokopelli. The Company is seeking to acquire Comstock Jake's from its creditors.

     d) On December 29, 2005, the Company and Franchise Capital Corporation agreed to rescind the October Purchase Agreement and entered into a Funding Agreement. The Company intended to provide Franchise Capital Corporation with a total $600,000 in funding for the operation of Kokopelli and Comstock. The Company had funded approximately $150,000 and had agreed to fund the balance of approximately $450,000 with monthly payments of $100,000 beginning January 25, 2006. In return for the funding of operation for Kokopelli and Comstock Jake's, Franchise Capital Corporation was to pay the Company an amount equal to 50% of the profits Franchise Capital Corporation receives from its ownership in Kokopelli and Comstock Jake's for the periods commencing on July 1, 2006 and ending on June 30, 2011. If the Company failed to provide the full amount of funding but at least $300,000, the profit payments will be reduced to 25%. If the Company failed to provide at least $300,000 of funding, then the Franchise Capital Corporation will have no obligation to pay any profit payments to the Company. The Company did fail on its obligation. As a result of the default, the Company has released all claims it may have related to Kokopelli Franchise Company, and Franchise Capital Corporation. However, the Company did receive 80,000 shares of restricted common stock in Great American Food Chain for its investment in Kokopelli. Great American Food Chain acquired Kokopelli from Franchise Capital Corporation.

     e) On November 1, 2005 the Company's board of directors approved a purchase agreement with Pasta Pranzo, LLC. The members of Pasta Pranzo, LLC approved the purchase agreement on the same date. The date to close the purchase was set for January 1, 2006. The property to be acquired was the Pasta Pranzo System including, without limitation, the Marks and Recipes of their California operation. Pursuant to the terms of the purchase agreement, $300,000 in common shares of the Company and a note for $300,000 was to be exchanged for the aforementioned assets. Said shares shall be restricted. The principal followed in determining the amount of consideration given was based upon the current value and future revenue streams and the market exposure in relation to the Company's current position and the restrictive nature of the stock.

          On December 28, 2005, the Company rescinded the agreement, cancelled the issuance for $300,000 common shares, and cancelled the promissory note for $300,000, effective the same day. The Company was unable to secure the required financing to close on the purchase agreement.

9. Business Combination

    The Company valued the transaction to acquire Ultra Guard based on the estimated fair value of the assets acquired at June 30, 2005. Ultra Guard's common stock issued in the transaction is thinly traded and it was determined that the estimated fair value of the net assets transferred was a better indicator of the value of the transaction. Neither Ultra Guard nor RCI had any significant operations at the time of the transaction. Ultra Guard had a net deficit of $680,872 at acquisition as the current assets of $118,801 were acquired along with the liabilities totalling $799,672. The Company determined that the book value of the net assets approximated fair value in that most were current assets and liabilities expected to be settled in the near term. Because the liabilities assumed exceeded the assets acquired, the difference is recorded as charge to additional paid in capital.

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

10. Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has a deferred income tax asset of $1,145,000 as of December 31, 2006. The net deferred income tax asset has been reduced in its entirety by a valuation allowance. No provision or benefit for income taxes has been reported in the accompanying statements of operations since any current income tax benefit would be offset by an equal increase in the valuation allowance. The valuation allowance decreased by $1,077,000 for the year ended December 31, 2006. The valuation allowance for the year ended December 31, 2005 was $2,222,000. There were no material tax effects for the period from September 24, 2004 (date of inception) through December 31, 2004.

    The net income tax provision for the years ended December 31, 2006 and December 31, 2005 was as follows:

                                                       2006              2005
                                                    ---------         ---------

    Current benefit                                 $(442,000)        $(428,000)

    Deferred benefit (provision)                      442,000           428,000
                                                    ---------         ---------
    Net income tax provision                        $       0         $       0
                                                    =========         =========

    The components of the deferred income tax asset as of December 31, 2006 are as follows:

    Difference in stock based compensation                          $   714,000
    Difference in accruals                                               50,000
    Difference in accounts receivable                                   (34,000)
    Net operating loss carryforward                                     442,000
                                                                    -----------
    Deferred income tax asset                                         1,145,000
    Valuation allowance                                              (1,145,000)
                                                                    -----------
                                                                    $         0
                                                                    ===========

    A reconciliation of the differences between the statutory and effective income tax rates for the years ended December 31, 2006 and December 31, 2005 was as follows:

                                      2006                        2005
                               --------------------      ---------------------
                                  Amount        %           Amount         %
                               ----------    ------      -----------    ------
    Federal statutory rates    $ (995,534)   (34.00)     $(1,889,908)   (34.00)
    State income taxes - net
    of federal benefit           (175,683)    (6.00)        (333,513)    (6.00)
    Valuation allowance         1,144,830     39.10        2,222,154     39.08
    Other                               0       .00            1,268       .02
                               ----------    ------      -----------    ------
    Effective rate             $        0         0      $         0         0
                               ==========    ======      ===========    ======

    The total net operating loss carryforward of approximately $1,104,000 as of December 31, 2006, for both federal and state purposes, begins expiring in 2026 and 2011, respectively.

11. Subsequent Events

    On February 7, 2007 the Company announced that they have entered into a letter of intent to acquire Lucky Lou's restaurants based in the Greater Phoenix area. As per the terms of the Agreement, Diner's will acquire Lucky Lou's through a Preferred Share exchange agreement with the partners of Lucky Lou's. Diner's has already begun its due diligence process and anticipates a closing of the transaction shortly.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Executive Officers and Directors of the Company are as follows:

         Name                    Position                Age
         ----                    --------                ---
     Scott Campbell         President, Director          47
     Frank Holdraker        Chairman                     62
     Ken Fielding           Director
     John Gaetz             Director
     Erin Strench           Director

Dr. Scott Campbell is the founder and President of Campbell and Company Financial Group Inc., an accounting and financial consulting firm in Scottsdale, Arizona. He has spent years developing business plans, structuring business financial operations, administering budgets and carrying out all aspects of accounting and audits for a broad range of clients. His firms' primary emphasis has become corporate turn arounds with a special focus on clients in the restaurant and bar business. Dr. Campbell was formerly an Institutional Bond trader with Prudential Bache Securities and is currently an adjunct professor of finance and accounting at the University of Phoenix. Dr. Campbell has a Bachelor of Arts Degree in Economics from the University of Calgary, a Masters of Business Administration from the University of Miami (FL.) and a Doctorate of Business Administration from California Coast University.

Mr. Frank Holdraker has served as a Director and President of Creative Eateries Corporation (the predecessor company to Diner's Acquisition Corporation) from July 2005 until October 2006. Mr. Holdraker was President/Owner of Franklin & Associates from 1989-2004, a full service concept development company where he assisted in developing the franchise program, the manufacture of proprietary products and the establishment of purchasing and distribution procedures for La Salsa Fresh Mexican Grill. From 1986-1989 Mr. Holdraker was President and CEO of Ponderosa, Inc., a 750-unit steakhouse chain. From 1980-1986 he was Senior Vice President of Coulter Enterprise, a major multi-state Pizza Hut franchisee. Prior to that he was Vice President of Pizza Hut from 1974-1980. Mr. Holdraker was elected on October 21, 2006 as Chairman of Diner's.

Mr. Kenneth E. Fielding has served as a Director and President of the Service Systems International/UltraGuard Water Systems (the predecessor company to Diner's Acquisition Corporation) from June 1995 until the reverse acquisition of Creative Eateries. On July 11, 2005, Mr. Fielding resigned as President and was elected as Director and Vice President. Prior to UltraGuard, he was President of Alliance Installation Electrical Contractors Ltd., since its' inception in 1976. Alliance was a large electrical contractor, outfitting schools, hospitals, warehouses, restaurants, and commercial buildings. With Mr. Fielding's input, Alliance was a leader in the electrical contracting industry. Some of Mr. Fielding's accomplishments include Title 22 Status for the sale and re-use of water in the State of California, created a state-of-the-art Single Lamp UV Reactor and, developed a combination Filtration and UV Disinfection point-of-use for the residential market. Mr. Fielding holds an Electrical Contractor's license with the Province of British Columbia and a journeyman electrician designation form the BC Institute of Technology.

Mr. John R. Gaetz has served as a Director, Secretary-Treasurer and Chief Financial Officer since June 15, 1997, and as a Director, Vice president, and Secretary of UVS (a predecessor company to Diner's Acquisition Corporation) since August 1995, positions he held in UVS' predecessor, UV Waterguard Systems Ltd. since 1990. Mr. Gaetz is the founder of UV Technology, Inc., and has over 35 years in the manufacturing sector with a strong background in accounting and finance. He has been involved in various companies in financial administration, engineering, purchasing, production, product development, sales, labor relations, service, installation, and quality control. He was a past Vice-President and Director of Administration for Harnischfeger Corporation, where he was responsible for the manufacturing and development of naval defense equipment for the navies of NATO. On July 11, 2005, Mr. Gaetz resigned as Vice-President, Secretary, and Treasurer to the Creative Eateries Board. Mr. Gaetz remains as a Director to the Board.

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

Members of the Board of Directors, by virtue of their position, owe a fiduciary duty to our company. However, in accordance with Nevada law, the Company has provided in Article XI of its Articles of Incorporation (i) that contracts and acts with another corporation are not affected by the fact that a Director has a pecuniary or other interest in or is a director or officer of the other corporation and (ii) that a Director may be a party to or interested in a contract or transaction with our company if the interest has been disclosed to the Board or the Board knows of the interest before a vote is taken on the contract or transaction. As of December 31, 2006, we had no such contracts or transactions with any Director or corporation in which a Director had an interest.

Based solely upon a review of Forms 3, 4 and 5 and their amendments, furnished under Rule 16a-3(a) of the Securities Exchange Act of 1934 during our most recent fiscal year and written representations from persons required to file those Forms, all Directors and Officers filed all reports required by Section 16(a) of the Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth an overview of compensation for the fiscal year ended December 31, 2006 to the Chief Executive Officer and each of the Company's other Executive Officers. No officers received compensation exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                                     Other                   Securities                  All
Name and                                            Annual      Restricted   Underlying      All        Other
Principal                                           Compen-       Stock       Options        LTIP       Compen-
Position            Year     Salary($)    Bonus($)  sation($)   Award(s)        SARs)      Payouts($)   sation($)
--------            ----     ---------    --------  ---------   --------        -----      ----------   ---------
Frank Holdraker
Chairman            2006        0            0         0           0             0             0           0

Scott Campbell
President/CEO       2006        0            0         0           0             0             0           0

COMPENSATION OF DIRECTORS

We do not compensate Directors for their service as such, although we do reimburse reasonable expenses incurred by them in conducting the Company's directors meetings.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

The Company has terminated all previous Employment Contracts and currently has none in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock, as of December 31, 2006 and December 31, 2005 of (i) each person known to own beneficially more than 5% of our Common Stock, (ii) each Director of the Company, (iii) each of the Company's Executive Officers, and (iv) all Officers and Directors as a group. Except as otherwise noted, the Company believes that the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                December 31, 2006           December 31, 2005
                            ------------------------     -----------------------
Name and Address               Shares                      Shares
 of Beneficial              Beneficially    Percent      Beneficially   Percent
    Owner                      Owned        of Class        Owned       of Class
    -----                      -----        --------        -----       --------
Frank Holdraker               145,701          .5%         145,700        2.0%
Ken Fielding                4,994,231        18.2%           6,998       .095%
John Gaetz                  2,823,106        10.3%           6,998       .095%
Erin Strench                    1,300        .005%           1,300       .018%
All officers and
 directors as a group       7,964,338        29.1%         195,820       2.67%
Oak Point Partners, Inc.    3,771,528        13.8%
American Restaurant
 Development                2,686,770         9.8%
659999 BC Ltd               1,719,189         6.3%

The address for all shareholders is in care of the Company at 7702 E. Doubletree Ranch, Suite #300, Scottsdale, AZ 85258.

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

None

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

(b) Reports on Form 8-K

January 4, 2006     Rescission and Funding  Agreement  between the Company and
                    Franchise Capital Corporation dated December 29, 2005
September 26, 2006  One for Five (1:5) Reverse Stock Split on September 21, 2006
October 27, 2006    Departures of Directors or Principle Directors Officers;
                    Election of Directors; Appointment of Principle Officers

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2006 for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in our Form 10-QSB filings and other services provided by the accountant in connection with statutory regulatory filings are approximately as follows: Fiscal Year Ended December 31, 2006: $25,000.

ALL OTHER ACCOUNTANT FEES

The aggregate fees billed for the fiscal year ended December 31, 2006 for other professional services rendered by our principal accountants are approximately as follows: Fiscal Year Ended December 31, 2006: $NIL.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DINER'S ACQUISITION CORPORATION


Date: April 17, 2007                 By: /s/ Frank Holdraker
                                        ----------------------------------------
                                     Title: Frank Holdraker, Chairman



Date: April 17, 2007                 By: /s/ Scott Campbell
                                        ----------------------------------------
                                     Title: Scott Campbell, President & CFO