Form 10QSB
period 2007-03-31
LASALLE BRANDS CORP
filed 2007-08-29
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                  For the quarterly period ended March 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                 For the transition period ________ to ________

                        Commission file number 000-21753


                           LASALLE BRANDS CORPORATION
                  Name of Small Business Issuer in Its Charter

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB [ ]

The number of shares outstanding of the issuer's only class of Common Stock $0.001 par value was 1,399,293 on July 9, 2007

                                      INDEX

Part I FINANCIAL INFORMATION

     Item 1. CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of March 31, 2007 (unaudited)          3

          Consolidated Statements of Operations accumulated from date of inception and the three month periods ended March 31, 2007
          and 2006 (unaudited)                                                 4

          Consolidated Statements of Cash Flows accumulated from date of inception and the three-month periods ended March 31, 2007
          and 2006 (unaudited)                                                 5

          Notes to the Consolidated Financial Statements                       6

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITIONS                                         15

     Item 3. CONTROL AND PROCEDURES                                           18

Part II OTHER INFORMATION

     1. LEGAL PROCEEDINGS                                                     18

     2. CHANGES IN SECURITIES                                                 18

     3. DEFAULT UPON SENIOR SECURITIES                                        18

     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   18

     5. OTHER INFORMATION                                                     18

     6. EXHIBITS AND REPORTS ON FORM 8K                                       18

Signatures                                                                    19

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                    March 31, 07
                                                                    ------------

ASSETS
Current Assets
  Cash                                                              $       986
                                                                    -----------
Total Cash                                                                  986

Accounts receivable                                                          --
Deposits                                                                    450
                                                                    -----------
Total Current Assets                                                      1,436

Property and Equipment                                                    2,137
                                                                    -----------

Total Assets                                                        $     3,573
                                                                    ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts Payable                                                  $   568,572
  Accrued Liabilities                                                   221,208
  Notes Payable (current)                                               361,635
                                                                    -----------
Total Current Liabilities                                             1,151,415

Total Liabilities                                                     1,151,415

Stockholder's Deficit
Common stock, 10,000,000 shares authorized, par
value of $0.001, 1,369,293 issued and
outstanding                                                               1,369

Additional paid-in-capital                                            7,357,608

Deficit Accumulated in the Development Stage                         (8,506,819)
                                                                    -----------
Total Stockholder's Deficit                                          (1,147,842)
                                                                    -----------
Total Liabilities and Stockholder's Deficit                         $     3,573
                                                                    ===========


      See accompanying notes to unaudited consolidated financial statements

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                          Accumulated from
                                              date of
                                            inception to        Three Months Ended     Three Months Ended
                                           March 31, 2007         March 31, 2007         March 31, 2006
                                           --------------         --------------         --------------
                                                 $                      $                       $

Revenue                                          60,505                      0                 50,000

Cost of sales                                        --                     --                     --
                                             ----------             ----------             ----------

Total Gross Profit                               60,505                      0                 50,000
                                             ----------             ----------             ----------
Expenses
  General and administrative                  8,407,261                 11,723                853,190
  Interest                                      160,064                  6,668                 20,600
                                             ----------             ----------             ----------

Total Expenses                               8, 567,325                 18,391                873,790
                                             ----------             ----------             ----------

Net Loss from Operations                     (8,506,820)               (18,391)              (823,790)
                                             ----------             ----------             ----------

Net Loss for the Period                      (8,506,820)               (18,391)              (823,790)
                                             ==========             ==========             ==========

Net Loss Per Share - Basic and Diluted       $  (15.118)            $   (0.013)            $   (2.113)
                                             ==========             ==========             ==========
Weighted Average Number of Shares
 Outstanding                                    562,680              1,369,293                389,951
                                             ==========             ==========             ==========


      See accompanying notes to unaudited consolidated financial statements

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Accumulated from
                                                          date of            Three months          Three months
                                                        inception to             ended                ended
                                                       March 31, 2007        March 31, 2007       March 31, 2006
                                                       --------------        --------------       --------------
                                                              $                     $                    $
Cash Flows Used In Operating Activities
  Net loss                                               (8,506,820)             (18,391)            (823,790)
  Depreciation and amortization                               1,019                  140                  140
  Shares issued as compensation for services              5,896,901                   --              628,000
  Shares issued for employee compensation                    10,000                   --                   --
  Expense for employee stock options                        168,000                   --                   --
  Debt conversion cost                                      707,283                   --                   --
  Amount of beneficial conversion feature of
   convertible debt                                          50,000                   --                   --
  Bad debt expense                                           50,087                   --                   --
  Write off of pre-acquisition payables                     (44,815)                  --                   --
  Changes in operating assets and liabilities
    (Increase) decrease in accounts receivable             (116,787)                  --               (3,060)
    (Increase) decrease in notes receivable                      --                   --                   --
    (Increase) decrease in prepaid expenses and
     deposits                                                  (182)                  --                  268
    Increase (decrease) in accounts payable and
     accrued liabilities                                  1,141,244              (66,307)             113,005
    Increase (decrease) in deferred revenue                      --                   --              (10,000)
                                                         ----------           ----------           ----------

Net Cash Provided by (Used in) Operating Activities        (644,070)             (84,558)             (95,437)
                                                         ----------           ----------           ----------
Cash Flows Used in Investing Activities
  Acquisition of computer equipment                          (3,156)                  --                   --
  Restricted cash                                            (2,990)                  --                   --
  Cash from acquisition of UltraGuard                         5,678                   --                   --
                                                         ----------           ----------           ----------

Net Cash Provided by (Used) in Investing Activities            (468)                  --                    0
                                                         ----------           ----------           ----------
Cash Flows From Financing Activities
  Proceeds from subscribed shares                           194,400                   --               10,000
  Increase (decrease) in loans/notes from unrelated
   parties                                                  361,644               85,000              (17,900)
  Proceeds from exercise of stock options                    89,480                   --               89,480
                                                         ----------           ----------           ----------

Net Cash Provided by (Used in) Financing Activities         645,524               85,000               81,580
                                                         ----------           ----------           ----------

Increase (Decrease) in Cash                                     986                  442              (13,857)

Cash - Beginning of the Period                                   --                  544               14,037
                                                         ----------           ----------           ----------

Cash - End of the Period                                        986                  986                  180
                                                         ==========           ==========           ==========

      See accompanying notes to unaudited consolidated financial statements

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation, Nature of Operations and Continuance of Business

The accompanying interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Accounting policies utilized in the preparation of financial information herein presented are the same as set forth in the annual financial statements of LaSalle Brands Corporation (the "Company"). Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of the Company, these financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial statements. Interim results of operations are not indicative of the results of operations for the full year.

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

On September 21, 2006, the Company's Board of Directors approved a one for five (1:5) reverse split of the Company's common stock, an increase in the Company's authorized shares from 100 million to 200 million, to change the Company's name to LaSalle Brands Corp., and authorized 10 million shares of a new class of Preferred Series stock at $10 per shares having a conversion rate of one preferred share into four common shares and each share paying a dividend of 10% APR. Shareholders representing a majority of 84.5% of the shares outstanding have voted in favor of the Boards decision.

On June 18, 2007, the Company's Board of Directors approved a one for twenty (1:20) reverse split of the Company's common stock. Shareholders representing a majority of the shares outstanding have voted in favor of the Boards decision. The Company is negotiating with several ice cream distribution companies with the intent to acquire them. The reverse split and name change is a result of these negotiations as the company moves closer to definitive purchase agreements with the distribution companies. On August 10, 2007 the Company executed a purchase agreement with LaSalle Brands, Inc.

2. Significant Accounting Policies

CONSOLIDATED FINANCIAL STATEMENTS

These financial statements include the accounts of the Company and RCI. All significant inter-company transactions and balances of the subsidiaries, Q's Franchise Company and Fit `N Healthy Franchise Company, have been eliminated.

On July 11, 2005 ("the acquisition date"), LaSalle Brands Corporation ("LaSalle") acquired all of the outstanding stock of Restaurant Companies International, Inc ("RCI"). For accounting purposes, the acquisition was treated as the acquisition of LaSalle by RCI with RCI as the accounting acquirer (reverse acquisition). As a result, the historical financial statements prior to the acquisition date are those of RCI from July 1, 2005 (date of inception of RCI).

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. The Company had no convertible debt as of March 31, 2007.

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

The Company issued 8,000 options to one employee who was fully vested during the year ending December 31 2006. No shares have been issued in 2007. In accordance with SFAS No. 123 (revised 2004), the Black Scholes Method was used in valuing the options that were granted. Through the Black Scholes Method, it was determined that the 8,000 options were valued at $88,000. The following table indicates the input values used. All options were fully vested when granted.

                                                                    Weighted
                                                                    Average
                                 Stock Price    Option Shares    Exercise Price
                                 -----------    -------------    --------------
Balance, December 31, 2005                              0            $ 0.00
Granted                            $11.00           8,000            $11.00
Exercised                          $22.00           8,000            $11.00
Expired, or Terminated                                  0            $ 0.00
Balance, December 31, 2006                              0            $ 0.00
Balance, March 31, 2007                                 0            $ 0.00

                                                    2006              2007
                                                  -------            ------
Exercisable at the end of the year                      0                 0
Weighted average fair value of
 each option granted during the year              $ 21.00            $ 0.00
Intrinsic value of the options
 when exercised                                   $88,000            $ 0.00

There are no options outstanding and exercisable as of March 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on the Company's evaluation, there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to deferred tax assets and related valuation allowance. There was no cumulative effect of the change in accounting principle resulting in an adjustment to accumulated deficit at January 1, 2007. The Company does not expect any significant changes in unrecognized tax benefits during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense. For the three months ended March 31, 2007, the Company did not accrue any interest or penalties into income tax expense.

The tax years 2005 through 2006 remain open to examination by the major federal and state taxing jurisdictions to which the Company is subject.

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

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

3. Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.

                                                      March 31,     March 31,
                                                        2007          2006
                                     Accumulated      Net Book      Net Book
                            Cost     Depreciation       Value         Value
                             $            $               $             $

Property and equipment     3,156        1,019           2,137         2,695
                           =====        =====           =====         =====

4. Notes Payable

a) Prior to the merger with Restaurant Companies International, Inc. in June 2005, Restaurant Companies International, Inc. entered into a note payable agreement totaling $100,000 signed on April 2, 2005, for $100,000 principal with 8% interest per annum and matures in one year. Interest is accrued and payable quarterly. Additional terms included the issuance of 5% of the issued and outstanding shares of the membership interest of Q's Franchise Company, LLC with an option to convert the sums due to an additional 5% of the issued and outstanding shares of the membership interest. The holder shall also receive 13,333 shares of the common stock of the Company.

b) On August 15, 2005, a debenture payable totaling $50,000 was acquired with the purchase of Fit & Healthy, a restaurant concept with no operations with quarterly interest of $1,250. Principal was due on December 1, 2005. The holder has the option to convert all or part of the principal amount and accrued interest into common stock, par value$0.001 per share at a price per share equal to 50% of the closing bid price of the common stock on the date that the company receives notice of conversion. The Company recognized the value of the beneficial conversion feature as $50,000. Since the obligation matured in 2005, the full amount of the discount was amortized as interest expense in the year ended December 31, 2005. The Company is currently in default of this debenture as no payments of interest or principal have been made. Interest will continue to accrue until the debenture is paid or converted into common stock.

c) On November 8, 2005, a note payable totaling $100,000 and bearing 12% interest per annum was received. Principal is due on November 6, 2006. Interest is accrued and payable on November 6, 2006. The Company is currently in default of this note as no payments of interest or principal have been made. Interest will continue to accrue until the note is settled.

d) On December 1, 2005, a cash advance totaling $25,000 bearing no interest was received. The principal of $25,000 was due in January 2006. The principal was repaid by a related party on behalf of LaSalle and converted to a cash advance owing to the related party. The cash advance has now been settled by the issuance of stock for the debt.

e) In January 2006, three notes payable totaling $6,900 and in March 2006, one note payable of $200 was received bearing 10% interest per annum. Principal and interest are payable on demand.

f) In June 2006, a note payable totaling $8,000 and bearing 12% interest per annum was received. Principal and interest are payable on demand.

g) In December 2006, amounts owing to a former employee were converted to a non-interest bearing note payable for $11,535. The note is payable on demand.

h) In March 2007, accounts payable owing to American Restaurant Development Company were transferred to a note payable to Jon Payne totaling $85,000 and bearing 8% interest per anum. Principal and interest are due March 2008.

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

Type                 Description           Date       Principal     Interest        Due Date
----                 -----------           ----       ---------     --------        --------
Note Payable      Dr. Jeffrey Martin     4/2/2005     $100,000      8%/Annum        7/2/2006
Debenture         Jon Payne             8/15/2005     $ 50,000      10%/Annum      12/1/2005
Note Payable      TH & TW LLC           11/8/2005     $100,000      12%/Annum      11/8/2006
Note Payable      Kenneth Fielding      1/26/2006     $  7,100      10%/Annum      On demand
Note Payable      Roger Enfield         6/26/2006     $  8,000      12%/Annum      On demand
Note Payable      Curtis Patterson     12/31/2006     $ 11,535      None           On demand
Note Payable      Jon Payne             3/31/2007     $ 85,000      8%/Annum       3/31/2008

5. Common Stock

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

     On June 18, 2007, the Board of Directors approved a one for twenty reverse stock split of common shares. The Company issued one share for each twenty common shares outstanding effective June 18, 2007. All per share amounts have been retroactively adjusted to reflect the reverse stock split. The number of shares outstanding pre-reverse split was 27,385,853. After giving effect to the reverse split the outstanding shares totalled 1,369,293.

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

     On February 9, 2006 the Company adopted the Qualified Stock Option Plan (the "Plan"). Under the Plan, the Company may issue 5,000,000 common shares or grant options. The value of the shares granted is determined based on the trading price of the company's common stock at the date of grant. The Company issued 8,000 options to one employee during the quarter ending March 31, 2006. The Company expensed the fair value of the options of $168,000 in the quarter ended March 31, 2006. The options vested immediately and were exercised within the period. There are no options outstanding at December 31, 2006.

     On July 18, 2006 the Company adopted the 2006 Incentive Plan allowing the Company to issue 10,000,000 common shares or grant options.

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

6. Legal Proceedings/Contingency Accrual

a) The Company has made a provision for a loss of $27,000 in a claim filed with the British Columbia Labor Relations (LRB) Board, made by a former employee for wrongful dismissal. The loss amount was the amount determined by the LRB. This amount represented the total probable loss of the lawsuit and has been recorded as an accrued liability as of December 31, 2004 and 2003. On October 20, 2005 the employee filed a lawsuit in the Supreme Court of British Columbia against the Company and a former subsidiary; UV Systems Technology Inc whom the former employee was employed by, claiming wrongful dismissal. UV Systems Technology Inc has filed a Statement of Defense. Counsel for the former employee informed the Company that counsel would be filing an amended Statement of Claim. The amount of the claim is for one year of salary, which would represent CAN$90,000 (US$77,193) including the $27,000 determined for the LRB. Subsequent to the year-end, on February 28, 2006, the Company appeared in BC Supreme Court at a Rule 18A hearing at which the lawyers for the plaintiff and the Company each presented evidence to the Court. The Judge reserved his decision on the matter until April 2006. In April 2006 the Judge found in favour of the Company. The plaintiff appealed and lost in May of 2007. The plaintiff has since re-appealed.

b) On October 4, 2005, the Company completed a Purchase Agreement with Franchise Capital Corporation. LaSalle purchased from Franchise Capital its interest in Kokopelli Sonoran Grill, Comstock Jakes, Cousin Vinnie's Italian Diner, and Kirby Foo's Asian Grill. As per the Agreement, LaSalle will pay $200,000 cash and 3,583,667 shares of LaSalle common stock. The Company has not paid the cash, but has funded approximately $150,000 of the Kokopelli and Comstock Jake's operations. Within the three months ending September 30, 2006 the Company received 80,000 shares of restricted common stock in Great American Food Chain in exchange for its investment in Kokopelli. The Company is seeking to acquire Comstock Jake's from its creditors.

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

c) On December 29, 2005, the Company and Franchise Capital Corporation agreed to rescind the October Purchase Agreement and entered into a Funding Agreement. The Company intended to provide Franchise Capital Corporation with a total $600,000 in funding for the operation of Kokopelli and Comstock. The Company had funded approximately $150,000 and had agreed to fund the balance of approximately $450,000 with monthly payments of $100,000 beginning January 25, 2006. In return for the funding of operation for Kokopelli and Comstock Jake's, Franchise Capital Corporation was to pay the Company an amount equal to 50% of the profits Franchise Capital Corporation receives from its ownership in Kokopelli and Comstock Jake's for the periods commencing on July 1, 2006 and ending on June 30, 2011. If the Company failed to provide the full amount of funding but at least $300,000, the profit payments will be reduced to 25%. If the Company failed to provide at least $300,000 of funding, then the Franchise Capital Corporation will have no obligation to pay any profit payments to the Company. The Company did fail on its obligation. As a result of the default, the Company has released all claims it may have related to Kokopelli Franchise Company, and Franchise Capital Corporation. However, the Company did receive 80,000 shares of restricted common stock in Great American Food Chain for its investment in Kokopelli. Great American Food Chain acquired Kokopelli from Franchise Capital Corporation.

d) On November 1, 2005 the Company's board of directors approved a purchase agreement with Pasta Pranzo, LLC. The members of Pasta Pranzo, LLC approved the purchase agreement on the same date. The date to close the purchase was set for January 1, 2006. The property to be acquired was the Pasta Pranzo System including, without limitation, the Marks and Recipes of their California operation. Pursuant to the terms of the purchase agreement, $300,000 in common shares of the Company and a note for $300,000 was to be exchanged for the aforementioned assets. Said shares shall be restricted. The principal followed in determining the amount of consideration given was based upon the current value and future revenue streams and the market exposure in relation to the Company's current position and the restrictive nature of the stock.

     On December 28, 2005, the Company rescinded the agreement, cancelled the issuance for $300,000 common shares, and cancelled the promissory note for $300,000, effective the same day. The Company was unable to secure the required financing to close on the purchase agreement.

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

7.  Subsequent Events

On June 18, 2007, the Company's Board of Directors approved a one for twenty (1:20) reverse split of the Company's common stock, and changed the Company's name to LaSalle Brands Corporation. Shareholders representing a majority of the shares outstanding have voted in favor of the Board's decision. The Company is negotiating with several ice cream distribution companies with the intent to acquire them. The reverse split and name change is a result of these negotiations as the company moves closer to definitive purchase agreements with the distribution companies. On August 10, 2007 the Company executed a purchase agreement with LaSalle Brands, Inc.

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

OVERVIEW

Consolidated balance sheets of LaSalle Brands Corporation and the related consolidated statements of operations and cash flows and stockholders' equity, include operations for the three month period ending March 31, 2007. We generated no revenue for the three month period ending March 31, 2007.

We incurred aggregate net losses of approximately $18,391 for the period ending March 31, 2007. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

Total general and administrative operating expenses for the three months ending March 31, 2007 were $11,723. This was primarily for consulting fees and administrative cost.

We recorded a net loss for the three months ending March 31, 2007 of $18,391. This loss was primarily due to administrative operating expenses and expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image

PLAN OF OPERATION

During fiscal year 2007, we plan to identify and acquire concepts. On August 10, 2007 we executed a Purchase Agreement to acquire 100% of the outstanding shares of LaSalle Brands, Inc. We will have to raise additional funds in 2007 to satisfy cash requirements and fund future acquisitions. As the Company grows, additional employees will need to be added to support the business. In addition, employees may be added through the acquisitions.

BASIS OF PRESENTATION

The financial statements include accounts of LaSalle Brands Corporation.

LIQUIDITY AND CAPITAL RESOURCES

The nature of our business may be expected to include a normal lag time between the incurring of operating expenses and the collection of receivables. Currently we are dependent on fund raising for working capital. In addition the Company will need to raise funds to complete the LaSalle Brands, Inc. transaction.

In addition, we will require financing over and above our current resources to sustain our operations and expand our marketing efforts. We cannot assure that the additional financing can be obtained on a timely basis, on terms that are acceptable or if at all.

We had cash and cash equivalents of $986 as of March 31, 2007. The Company experienced a cash outflow of $84,558 from operating activities during the three months ending March 31, 2007.

We expect that during 2007 we will continue to depend on receipt of additional funds through public or private equity or debt sales or other lender financing to fund the purchase of concepts, and general operational and sales expenses. We actively continue to raise funds and seek sources of capital. Failure to receive these funds may be expected to have a material adverse effect on our company.

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

THREE-MONTH PERIOD - MARCH 31, 2007

REVENUES. For the three months ending March 31, 2007, we reported no revenues as compared to the three months ending March 31, 2006, where we reported revenues of $50,000.

GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ending March 31, 2007, we reported G&A expenses of $11,723. This was primarily for consulting fees and administrative cost as compared to the three months ending March 31, 2006 where we reported G&A expenses of $853,190.

NET LOSS FOR THE PERIOD. For the three months ending March 31, 2007, we reported a net loss of $18,391. This loss was primarily due to the expense related to, administrative cost, interest, and various consultants. The consultants provide such services and advice to the Company in business development, business strategy, and corporate image as compared to the three months ending March 31, 2006 where we reported a net loss of $823,790.

NET LOSS PER SHARE. For the three months ending March 31, 2007, we reported a net loss per share of ($0.013) as compared to the three months ending March 31, 2006 where we reported a net loss per share of ($3.180).

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

None

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

ITEM 1. LEGAL PROCEEDINGS

The Company has made a provision for a loss of $27,000 in a claim filed with the British Columbia Labor Relations (LRB) Board, made by a former employee for wrongful dismissal. The loss amount was the amount determined by the LRB. This amount represented the total probable loss of the lawsuit and has been recorded as an accrued liability as of December 31, 2004 and 2003. On October 20, 2005 the employee filed a lawsuit in the Supreme Court of British Columbia against the Company and a former subsidiary; UV Systems Technology Inc whom the former employee was employed by, claiming wrongful dismissal. UV Systems Technology Inc has filed a Statement of Defense. Counsel for the former employee informed the Company that counsel would be filing an amended Statement of Claim. The amount of the claim is for one year of salary, which would represent CAN$90,000 (US$77,193) including the $27,000 determined for the LRB. Subsequent to the year-end, on February 28, 2006, the Company appeared in BC Supreme Court at a Rule 18A hearing at which the lawyers for the plaintiff and the Company each presented evidence to the Court. The Judge reserved his decision on the matter until April 2006. In April 2006 the Judge found in favour of the Company. The plaintiff had appealed and lost in May, 2007. The plaintiff has since re-appealed.

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

                                       LASALLE BRANDS CORPORATION


Date: August 28, 2007                  By: /s/ Frank Holdraker
                                          --------------------------------
                                       Title: Frank Holdraker, Chairman



Date: August 28, 2007                  By: /s/ Scott Campbell
                                          --------------------------------
                                       Title: Scott Campbell, President & CFO

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