Form 10QSB
period 2007-06-30
LASALLE BRANDS CORP
filed 2007-08-29
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                  For the quarterly period ended June 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

             For the transition period ____________ to ____________

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

The number of shares outstanding of the issuer's only class of Common Stock $0.001 par value was 1,343,892 on July 9, 2007

                                      INDEX

PART I      Financial Information

     Item 1. CONSOLIDATED FINANCIAL STATEMENTS                                 3

          Consolidated Balance Sheet as of June 30, 2007 (unaudited)
                                                                               4
          Consolidated Statements of Operations accumulated from date of inception and the six month periods ended June 30, 2007
          and 2006 (unaudited)                                                 5
          Consolidated Statements of Cash Flows accumulated from date of inception and the six month periods ended June 30, 2007
          and 2006 (unaudited)                                                 6

          Notes to the Consolidated Financial Statements                      14

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITIONS                                              17

Item 3. CONTROL AND PROCEDURES

Part II OTHER INFORMATION                                                     17

     1. LEGAL PROCEEDINGS                                                     17

     2. CHANGES IN SECURITIES                                                 17

     3. DEFAULT UPON SENIOR SECURITIES                                        17

     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17

     5. OTHER INFORMATION                                                     18

     6. EXHIBITS AND REPORTS ON FORM 8-K                                      19

Signatures

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                    June 30, 07
                                                                    -----------
ASSETS

Current Assets
  Cash                                                              $     2,321
                                                                    -----------
Total Cash                                                                2,321

Accounts receivable                                                          --
Deposits                                                                    450
                                                                    -----------
Total Current Assets                                                      2,771

Property and Equipment                                                    3,197
                                                                    -----------

Total Assets                                                        $     5,968
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                                  $   567,324
  Accrued Liabilities                                                   229,576
  Notes Payable (current)                                               361,635
                                                                    -----------
Total Current Liabilities                                             1,158,535

Total Liabilities                                                     1,158,535

Stockholders' Deficit
Common stock, 10,000,000 shares authorized, par
value of $0.001, 1,399,293 Outstanding
                                                                          1,399

Additional paid-in-capital                                            7,372,578

Deficit Accumulated in the Development Stage                         (8,526,544)
                                                                    -----------
Total Stockholders' Deficit                                          (1,152,567)
                                                                    -----------

Total Liabilities and Stockholders' Deficit                         $     5,968
                                                                    ===========

      See accompanying notes to unaudited consolidated financial statements

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                   Accumulated from
                                       date of         Three Months     Three Months       Six Months        Six Months
                                     inception to         Ended            Ended             Ended             Ended
                                       June 30,          June 30,         June 30,          June 30,          June 30,
                                         2007              2007             2006              2007              2006
                                      ----------        ----------       ----------        ----------        ----------
                                           $                 $                $                 $                 $
Revenue                                   60,505                --           10,000                --            60,000

Cost of sales                                 --                --               --                --                --
                                      ----------        ----------       ----------        ----------        ----------

Total Gross Profit                        60,505                --           10,000                --            60,000
                                      ----------        ----------       ----------        ----------        ----------
Expenses
  General and administrative           8,418,617            11,357          739,998            23,080         1,593,199
  Interest                               168,432             8,368           18,532            15,035            39,132
                                      ----------        ----------       ----------        ----------        ----------

Total Expenses                        8, 587,049            19,725          758,530            38,115         1,632,331
                                      ----------        ----------       ----------        ----------        ----------

Net Loss from Operations              (8,526,544)          (19,725)        (748,530)          (38,115)       (1,572,331)
                                      ----------        ----------       ----------        ----------        ----------

Net Loss for the Period               (8,526,544)          (19,725)        (748,530)          (38,115)       (1,572,331)
                                      ==========        ==========       ==========        ==========        ==========

Net Loss Per Share - Basic and
 Diluted                              $  (13.397)       $   (0.014)      $   (1.837)       $   (0.028)       $   (1.972)
                                      ==========        ==========       ==========        ==========        ==========

Weighted Average Number of Shares
 Outstanding                             636,470         1,379,293          407,418         1,374,293           797,368
                                      ==========        ==========       ==========        ==========        ==========


      See accompanying notes to unaudited consolidated financial statements

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Accumulated from
                                                              date of             Six months        Six months
                                                            inception to            ended             ended
                                                              June 30,             June 30,          June 30,
                                                                2007                 2007              2006
                                                             ----------           ----------        ----------
                                                                 $                    $                  $
Cash Flows Used In Operating Activities
  Net loss                                                   (8,526,544)             (38,115)       (1,572,331)
  Depreciation and amortization                                   1,178                  299               279
  Shares issued as compensation for services                  5,896,901                   --         1,077,230
  Shares issued for employee compensation                        10,000                   --                --
  Expense for employee stock options                            168,000                   --                --
  Debt conversion cost                                          707,283                   --                --
  Amount of beneficial conversion feature of
   convertible debt                                              50,000                   --                --
  Bad debt expense                                               50,087                   --                --
  Write off of pre-acquisition payables                         (44,815)                  --                --
  Changes in operating assets and liabilities
    (Increase) decrease in accounts receivable                 (116,787)                  --           (45,598)
    (Increase) decrease in notes receivable                          --                   --                --
    (Increase) decrease in prepaid expenses and
     deposits                                                      (182)                  --               268
    Increase (decrease) in accounts payable and
     accrued liabilities                                      1,148,363              (59,188)          432,861
    Increase/(decrease) in deferred revenue                          --                   --           (20,000)
                                                             ----------           ----------        ----------

Net Cash Provided by (Used in) Operating Activities            (656,515)             (97,003)         (127,291)
                                                             ----------           ----------        ----------
Cash Flows Used in Investing Activities
  Acquisition of computer equipment                              (4,376)              (1,220)               --
  Restricted cash                                                (2,990)                  --            44,102
  Cash from acquisition of UltraGuard                             5,678                   --                --
                                                             ----------           ----------        ----------

Net Cash Provided by (Used) in Investing Activities              (1,688)              (1,220)           44,102
                                                             ----------           ----------        ----------
Cash Flows From Financing Activities
  Proceeds from subscribed shares                               209,400               15,000                --
  Increase (decrease) in loans/notes from unrelated
   parties                                                      361,644               85,000           (17,900)
  Proceeds from exercise of stock options                        89,480                   --            88,000
                                                             ----------           ----------        ----------

Net Cash Provided by (Used in) Financing Activities             660,524              100,000            70,100
                                                             ----------           ----------        ----------

Increase (Decrease) in Cash                                       2,321                1,777           (13,089)

Cash - Beginning of the Period                                       --                  544            14,037
                                                             ----------           ----------        ----------

Cash - End of the Period                                          2,321                2,321               948
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

On June 18, 2007, the Company's Board of Directors approved a one for twenty (1:20) reverse split of the Company's common stock. Shareholders representing a majority of the shares outstanding have voted in favor of the Boards decision. The Company is negotiating with several ice cream distribution companies with the intent to acquire them. The reverse split and name change is a result of these negotiations as the company moves closer to definitive purchase agreements with the distribution companies. On August 10, 2007 the Company executed a purchase agreement with LaSalle Brands, Inc. .

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. The Company had no convertible debt as of June 30, 2007.

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

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                                                                    Weighted
                                                                    Average
                                 Stock Price    Option Shares    Exercise Price
                                 -----------    -------------    --------------
Balance, December 31, 2005                              0            $ 0.00
Granted                            $11.00           8,000            $11.00
Exercised                          $22.00           8,000            $11.00
Expired, or Terminated                                  0            $ 0.00
Balance, December 31, 2006                              0            $ 0.00
Balance, June 30, 2007                                  0            $ 0.00

                                                    2006              2007
                                                  -------            ------
Exercisable at the end of the year                      0                 0
Weighted average fair value of
 each option granted during the year              $ 21.00            $ 0.00
Intrinsic value of the options
 when exercised                                   $88,000            $ 0.00

There are no options outstanding and exercisable as of June 30, 2007.

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

The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense. For the three and six months ended June 30, 2007, the Company did not accrue any interest or penalties into income tax expense.

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

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

3. Property and Equipment

Property and equipment is stated at cost less accumulated depreciation.

                                                         June 30,      June 30,
                                                           2007          2006
                                       Accumulated       Net Book      Net Book
                             Cost      Depreciation        Value         Value
                             ----      ------------        -----         -----
                              $             $                $             $

Property and equipment      4,376         1,179            3,197         2,558
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

OVERVIEW

Consolidated balance sheets of LaSalle Brands Corporation and the related consolidated statements of operations and cash flows and stockholders' equity, include operations for the three month period ending June 30, 2007. We generated no revenue for the three month period ending June 30, 2007.

We incurred aggregate net losses of approximately $19,724 for the period ending June 30, 2007. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

Total general and administrative operating expenses for the three months ending June 30, 2007 were $11,357. This was primarily for consulting fees and administrative cost.

We recorded a net loss for the three months ending June 30, 2007 of $19,724. This loss was primarily due to administrative operating expenses and expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image

PLAN OF OPERATION

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

We had cash and cash equivalents of $2,321 as of June 30, 2007. The Company experienced no cash outflow from operating activities during the three months ending June 30, 2007.

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

THREE-MONTH PERIOD - JUNE 30, 2007

REVENUES. For the three and six months ending June 30, 2007, we reported no revenues respectively as compared to the three and six months ending June 30, 2006, where we reported revenues of $10,000 and $60,000 respectively.

GENERAL AND ADMINISTRATIVE EXPENSE. For the three and six months ending June 30, 2007, we reported G&A expenses of $11,357 and $23,080 respectively. This was primarily for consulting fees and administrative cost as compared to the three and six months ending June 30, 2006 where we reported G&A expenses of $739,998 and $1,593,199 respectively.

NET LOSS FOR THE PERIOD. For the three and six months ending June 30, 2007, we reported a net loss of $19,727 and $38,115 respectively. This loss was primarily due to the expense related to, administrative cost, interest, and various consultants. The consultants provide such services and advice to the Company in business development, business strategy, and corporate image as compared to the three and six months ending June 30, 2006 where we reported a net loss of $748,530 and $1,572,331 respectively.

NET LOSS PER SHARE. For the three and six months ending June 30, 2007, we reported a net loss per share of ($0.014) and ($0.028) respectively as compared to the three and six months ending June 30, 2006 where we reported a net loss per share of ($1.837) and ($1.972) respectively.

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

ITEM 2. CHANGES IN SECURITIES

During the three months ended June 30, 2007, the Company issued the following shares for the listed consideration:

                          Residency/    Consideration
   Date        Shares    Citizenship      Valued at    Consideration   Exemption
   ----        ------    -----------      ---------    -------------   ---------
6/23/2007      30,000        USA           $15,000      Subscription    Reg 144

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