Form 10QSB/A
period 2007-03-31
LASALLE BRANDS CORP
filed 2007-10-11
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB [ ]

The number of shares outstanding of the issuer's only class of Common Stock $0.001 par value was 28,539,092 on October 10, 2007.

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

Stockholder's Deficit
Common stock, 200,000,000 shares authorized, par
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

                                       LASALLE BRANDS CORPORATION


Date: October 11, 2007                 By: /s/ Frank Holdraker
                                          --------------------------------
                                       Title: Frank Holdraker, Chairman



Date: October 11, 2007                 By: /s/ Scott Campbell
                                          --------------------------------
                                       Title: Scott Campbell, President & CFO

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