Form 10QSB/A
period 2007-06-30
LASALLE BRANDS CORP
filed 2007-10-11
CIK 1014989

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

Signatures

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                   June 30, 2007
                                                                   -------------
ASSETS

Current Assets
  Cash                                                              $     2,321
                                                                    -----------
Total Cash                                                                2,321

Accounts receivable                                                          --
Deposits                                                                    450
                                                                    -----------
Total Current Assets                                                      2,771

Property and Equipment                                                    3,197
                                                                    -----------

Total Assets                                                        $     5,968
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                                  $   567,324
  Accrued Liabilities                                                   229,576
  Notes Payable (current)                                               361,635
                                                                    -----------
Total Current Liabilities                                             1,158,535

Total Liabilities                                                     1,158,535

Stockholders' Deficit
  Common stock, 200,000,000 shares authorized, par
   value of $0.001, 1,399,293 issued and outstanding                      1,399

Additional paid-in-capital                                            7,372,578

Deficit Accumulated in the Development Stage                         (8,526,544)
                                                                    -----------
Total Stockholders' Deficit                                          (1,152,567)
                                                                    -----------

Total Liabilities and Stockholders' Deficit                         $     5,968
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