Form 10QSB
period 2007-09-30
LASALLE BRANDS CORP
filed 2007-11-21
CIK 1014989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                For the quarterly period ended September 30, 2007

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendments to this Form 10-QSB [ ]

The number of shares outstanding of the issuer's only class of Common Stock $0.001 par value was 10,814,293 on October 31, 2007

                                      INDEX

PART I Financial Information

     Item 1. CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of September 30, 2007 (unaudited)      3

          Consolidated Statements of Operations accumulated from date of inception and the nine month periods ended September 30, 2007
          and 2006 (unaudited)                                                 4

          Consolidated Statements of Cash Flows accumulated from date of inception and the nine month periods ended September 30, 2007
          and 2006 (unaudited)                                                 5

          Notes to the Consolidated Financial Statements                       6

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITIONS                                         17

     Item 3. CONTROL AND PROCEDURES                                           22

Part II OTHER INFORMATION

     1. LEGAL PROCEEDINGS                                                     22

     2. CHANGES IN SECURITIES                                                 23

     3. DEFAULT UPON SENIOR SECURITIES                                        23

     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   23

     5. OTHER INFORMATION                                                     23

     6. EXHIBITS AND REPORTS ON FORM 8-K                                      23

Signatures                                                                    26

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                              September 30, 2007
                                                              ------------------
ASSETS

Current Assets
  Cash                                                           $     15,194
                                                                 ------------
Total Cash                                                             15,194

Accounts receivable                                                        --
Deposits and Prepaid Expenses                                          12,450
Notes Receivable                                                       45,000
                                                                 ------------
Total Current Assets                                                   72,644


Property and Equipment                                                  3,037
                                                                 ------------

Total Assets                                                     $     75,681
                                                                 ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts Payable                                               $    528,880
  Accrued Liabilities                                                 212,289
  Notes Payable (current)                                             549,135
                                                                 ------------
Total Current Liabilities                                           1,290,304

Total Liabilities                                                   1,290,304

Stockholder's Deficit
  Common stock, 200,000,000 shares authorized, par
  value of $0.001, 10,814,293 Outstanding
                                                                       10,814

Additional paid-in-capital                                         16,509,238

Deficit Accumulated in the Development Stage                      (17,734,675)
                                                                 ------------
Total Stockholder's Deficit                                        (1,214,623)
                                                                 ------------

Total Liabilities and Stockholder's Deficit                      $     75,681
                                                                 ============

      See accompanying notes to unaudited consolidated financial statements

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                 Accumulated from
                                     date of         Three Months      Three Months      Nine Months       Nine Months
                                   inception to         Ended             Ended             Ended             Ended
                                   September 30,     September 30,     September 30,     September 30,     September 30,
                                       2007              2007              2006              2007              2006
                                    -----------       -----------       -----------       -----------       -----------
                                         $                 $                 $                 $                 $
Revenue                                  60,505                --                --                --            60,000

Cost of sales                                --                --                --                --                --
                                    -----------       -----------       -----------       -----------       -----------

Total Gross Profit                       60,505                --                --                --            60,000
                                    -----------       -----------       -----------       -----------       -----------
Expenses
   General and administrative        17,616,659         9,198,034           545,174         9,221,132         2,138,373
   Interest                             178,521            10,089            14,460            25,124            53,592
                                    -----------       -----------       -----------       -----------       -----------

Total Expenses                       17,795,180         9,208,123           559,634         9,246,256         2,191,965
                                    -----------       -----------       -----------       -----------       -----------

Net Loss from Operations            (17,734,675)       (9,208,123)         (559,634)       (9,246,256)       (2,131,965)
                                    -----------       -----------       -----------       -----------       -----------

Net Loss for the Period             (17,734,675)       (9,208,123)         (559,634)       (9,246,256)       (2,131,965)
                                    ===========       ===========       ===========       ===========       ===========

Net Loss Per Share - Basic and
Diluted                             $   (12.074)      $    (0.862)      $    (1.435)      $    (2.066)      $    (4.467)
                                    ===========       ===========       ===========       ===========       ===========

Weighted Average Number of Shares
Outstanding                           1,468,887        10,680,959           389,951         4,476,515           477,322
                                    ===========       ===========       ===========       ===========       ===========


      See accompanying notes to unaudited consolidated financial statements

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           Accumulated from
                                                               date of             Nine months           Nine months
                                                             inception to             ended                 ended
                                                             September 30,         September 30,         September 30,
                                                                 2007                  2007                  2006
                                                             -----------           -----------           -----------
                                                                  $                     $                     $
Cash Flows Used In Operating Activities
  Net loss                                                   (17,734,675)           (9,246,246)           (2,131,965)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                 1,338                   459                   418
     Shares issued as compensation for services               15,057,601             9,160,700             1,113,230
     Shares issued for employee compensation                      10,000                    --                    --
     Expense for employee stock options                          168,000                    --                    --
     Debt conversion cost                                        707,283                    --               456,736
     Amount of beneficial conversion feature of
     convertible debt                                             50,000                    --                    --
     Bad debt expense                                             50,087                    --                44,677
     Write off of pre-acquisition payables                       (44,815)                   --                    --
     Shares issued for expenses                                      375                   375                    --
  Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable                 (116,787)                   --               (44,250)
     (Increase) decrease in prepaid expenses and
      deposits                                                   (12,182)              (12,000)                  268
     Increase (decrease) in accounts payable and
      accrued liabilities                                      1,092,633              (114,918)              499,739
     Increase/(decrease) in deferred revenue                          --                    --               (20,000)
                                                             -----------           -----------           -----------

Net Cash Provided by (Used in) Operating Activities             (771,142)             (211,630)              (81,147)
                                                             -----------           -----------           -----------
Cash Flows Used in Investing Activities
  Acquisition of computer equipment                               (4,376)               (1,220)                   --
  Restricted cash                                                 (2,990)                   --                (2,990)
  Cash from acquisition of UltraGuard                              5,678                    --                    --
  (Increase)/decrease in notes receivable                        (45,000)              (45,000)
                                                             -----------           -----------           -----------

Net Cash Provided by (Used) in Investing Activities              (46,688)              (46,220)               (2,990)
                                                             -----------           -----------           -----------
Cash Flows From Financing Activities
  Proceeds from subscribed shares                                194,400                    --                    --
  Increase (decrease) in loans/notes from unrelated
   parties                                                       549,144               272,500               (17,900)
  Proceeds from exercise of stock options                         89,480                    --                88,000
                                                             -----------           -----------           -----------

Net Cash Provided by (Used in) Financing Activities              833,024               272,500                70,100
                                                             -----------           -----------           -----------

Increase (Decrease) in Cash                                       15,194                14,650               (14,037)

Cash - Beginning of the Period                                        --                   544                14,037
                                                             -----------           -----------           -----------

Cash - End of the Period                                          15,194                15,194                    --
                                                             ===========           ===========           ===========

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This statement requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. The Company had no convertible debt as of September 30, 2007.

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

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                                                                    Weighted
                                                                    Average
                                Stock Price      Option Shares   Exercise Price
                                -----------      -------------   --------------
Balance, December 31, 2005                                0           $0.00
Granted                            $11.00             8,000          $11.00
Exercised                          $22.00             8,000          $11.00
Expired, or Terminated                                    0           $0.00
Balance, December 31, 2006                                0           $0.00
Balance, September 30, 2007                               0           $0.00

                                                      2006             2007
                                                      ----             ----
Exercisable at the end of the period                     0                0
Weighted average fair value of each
 option granted during the period                  $ 21.00            $0.00
Intrinsic value of the options at
 September 30,                                     $88,000            $0.00

There are no options outstanding and exercisable as of September 30, 2007.

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

The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense. For the three months ended September 30, 2007, the Company did not accrue any interest or penalties into income tax expense.

The tax years 2000 through 2006 remain open to examination by the major federal and state taxing jurisdictions to which the Company is subject.

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

                                                              September 30, 2007
                                            Accumulated           Net Book
                             Cost           Depreciation           Value
                             ----           ------------           -----
                               $                  $                  $

Property and equipment       4,376              1,339              3,037
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

i) In June 2007, a note payable totaling $15,000 and bearing 6% interest per annum was received. Principal and interest are payable on October 31, 2007.

j) In July 2007, eight notes payable totaling $72,500 was received bearing 6% interest per annum. Principal and interest are payable on October 31, 2007.

k) In September 2007, four notes payable totaling $100,000 was received bearing 6% interest per annum. Principal and interest are payable on October 31, 2007.

                           LaSalle Brands Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

   Type              Description              Date          Principal       Interest           Due Date
   ----              -----------              ----          ---------       --------           --------
Note Payable     Dr. Jeffrey Martin          4/2/2005       $100,000        8%/Annum             7/2/2006
Debenture        Jon Payne                  8/15/2005        $50,000        10%/Annum           12/1/2005
Note Payable     TH & TW LLC                11/8/2005       $100,000        12%/Annum           11/8/2006
Note Payable     Kenneth Fielding           1/26/2006         $7,100        10%/Annum           On demand
Note Payable     Roger Enfield              6/26/2006         $8,000        12%/Annum           On demand
Note Payable     Curtis Patterson          12/31/2006        $11,535        None                On demand
Note Payable     Jon Payne                  3/31/2007        $85,000        8%/Annum            3/31/2008
Note Payable     Ronald E. Straight         6/23/2007        $15,000        6%/Annum           10/31/2007
Note Payable     Ronald E. Straight         7/16/2007         $5,000        6%/Annum           10/31/2007
Note Payable     Susan G. Johnson           7/12/2007        $12,500        6%/Annum           10/31/2007
Note Payable     Brad Bryant                7/16/2007        $10,000        6%/Annum           10/31/2007
Note Payable     Pamela & Lynn Wattle       7/16/2007        $10,000        6%/Annum           10/31/2007
Note Payable     Roger & Susan Enfield      7/16/2007        $10,000        6%/Annum           10/31/2007
Note Payable     Todd R. Enfield            7/16/2007        $10,000        6%/Annum           10/31/2007
Note Payable     Britt Brooks               7/16/2007         $5,000        6%/Annum           10/31/2007
Note Payable     Peter Gingrich             7/16/2007        $10,000        6%/Annum           10/31/2007
Note Payable     C. Lee Nicholas             9/4/2007         $5,000        6%/Annum           10/31/2007
Note Payable     Kyle A. Shanks              9/3/2007         $5,000        6%/Annum           10/31/2007
Note Payable     The Lewis Group             9/4/2007        $30,000        6%/Annum           10/31/2007
Note Payable     Franchise Royalty Corp     9/27/2007        $60,000        6%/Annum           10/31/2007

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

Shares issued for the quarter ending September 30, 2007, under the Independents Contractors/Consulting Plan are in the following table:

Date Granted       Number of Shares            Value            Exemption
------------       ----------------            -----            ---------
 7/13/2007             750,000              $  757,500             S-8
 7/14/2007           1,640,000              $1,656,400             S-8
 7/18/2007              50,000              $   50,500             S-8

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

b) Issuance of Restricted Common Shares

Consulting:
 7/13/2007           3,070,000              $3,100,700             Reg 144
 7/14/2007           3,260,000              $3,292,600             Reg 144
 7/18/2007             300,000              $  303,000             Reg 144

During the quarter ending September 30, 2007, the Company issued the following common shares:

                                                        Weighted
                                                         Average
                                                       Fair Market
                                            Shares        Value       Total Fair
                                            Issued      Per Share        Value
                                            ------      ---------        -----
Consulting services provided pursuant to
 incentive plan (Note 6c)                  2,440,000       1.01        2,464,400

Consulting services provided pursuant to
 144 restricted shares (Note 6e)           6,630,000       1.01        6,696,300

7. SUBSEQUENT EVENTS

None

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

OVERVIEW

Consolidated balance sheets of LaSalle Brands Corporation and the related consolidated statements of operations and cash flows and stockholders' equity, include operations for the three month period ending September 30, 2007. We generated no revenue for the three month period ending September 30, 2007.

We incurred aggregate net losses of approximately $17,734,675 for the period ending September 30, 2007, inception-to-date. We will likely continue to incur significant additional operating losses as marketing efforts continue. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and when revenue is recognized.

Total general and administrative operating expenses for the three months ending September 30, 2007 were $9,198,034. This was primarily for consulting fees and administrative cost.

We recorded a net loss for the three months ending September 30, 2007 of $9,208,123. This loss was primarily due to administrative operating expenses and expense related to various consultants. The consultants provide such services and advice to the Company in business development, business strategy and corporate image

PLAN OF OPERATION

During fiscal year 2007, we plan to identify and acquire concepts. On August 10, 2007 we executed a Purchase Agreement to acquire 100% of the outstanding shares of LaSalle Brands, Inc. Pursuant to the terms of the Purchase Agreement, LaSalle Brands Corporation delivered upon signing Eleven Million Seven Hundred Fifty Thousand shares (11,750,000) of restricted common stock and Two Million Five Hundred Thousand dollars ($2,500,000) of $10.00 per share Convertible Preferred Shares (each share is convertible into two (2) common shares). LaSalle Brands Corporation will deliver upon closing $3,500,000.00 in cash and the issuance of $10.00 Convertible Preferred Stock for the balance up to $4,000,000. The closing was to occur within 90 days of the Purchase Agreement. However, as a requirement of closing, the Company is still in the process of auditing the assets of LaSalle Brands, Inc. We anticipate the audit and closing of the acquisition prior to the end of 2007. Additional related acquisitions have been targeted with negotiations in process. We will have to raise additional funds in 2007 to satisfy cash requirements and fund future acquisitions. The Company has identified a funding source and is currently in the due diligence process with them. As the Company grows, additional employees will need to be added to support the business. In addition, employees may be added through the acquisitions.

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

We had cash and cash equivalents of $15,194 as of September 30, 2007. The Company experienced no cash outflow from operating activities during the three months ending September 30, 2007.

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

THREE-MONTH PERIOD - September 30, 2007

REVENUES. For the three and nine months ending September 30, 2007, we reported no revenues respectively as compared to the three and nine months ending September 30, 2006, where we reported no revenues for the three months ending September 30, 2006 and $60,000 for the nine months ending September 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSE. For the three and nine months ending September 30, 2007, we reported G&A expenses of $9,198,034 and $9,221,132 respectively. This was primarily for consulting fees and administrative cost as compared to the three and nine months ending September 30, 2006 where we reported G&A expenses of $545,174 and $2,138,373 respectively.

NET LOSS FOR THE PERIOD. For the three and nine months ending September 30, 2007, we reported a net loss of $9,208,123 and $9,246,256 respectively. This loss was primarily due to the expense related to, administrative cost, interest, and various consultants. The consultants provide such services and advice to the Company in business development, business strategy, and corporate image as compared to the three and nine months ending September 30, 2006 where we reported a net loss of $559,634 and $2,131,965 respectively.

NET LOSS PER SHARE. For the three and nine months ending September 30, 2007, we reported a net loss per share of ($0.862) and ($2.066) respectively as compared to the three and nine months ending September 30, 2006 where we reported a net loss per share of ($1.435) and ($4.467) respectively.

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

ITEM 2. CHANGES IN SECURITIES

During the three months ended Sept 30, 2007, the Company issued the following shares for the listed consideration:

                                  Residency/      Consideration
   Date          Shares          Citizenship        Valued at         Consideration      Exemption
   ----          ------          -----------        ---------         -------------      ---------
7/12/2007         25,000             USA           $        13         LoanInterest        Reg144
7/13/2007        750,000             USA           $   757,500           Consulting           S-8
7/13/2007      3,070,000             USA           $3,100,700            Consulting        Reg144
7/14/2007      1,640,000             USA           $1,656,400            Consulting           S-8
7/14/2007      3,260,000             USA           $3,292,600            Consulting        Reg144
7/16/2007        120,000             USA           $      120          LoanInterest        Reg144
7/18/2007         50,000             USA           $   51,500            Consulting           S-8
7/18/2007        300,000             USA           $  303,000            Consulting        Reg144
9/3/2007          10,000             USA           $       10          LoanInterest        Reg144
9/4/2007          70,000             USA           $       70          LoanInterest        Reg144
9/27/2007        120,000             USA           $      120          LoanInterest        Reg144

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

(b) Reports on Form 8-K

The Registrant filed two Current Report on Form 8-K during the three-month period covered by this Quarterly Report. On July 9, 2007 reporting Item 8.01 and on August 15, 2007 reporting Items 2.01 and 9.01.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LASALLE BRANDS CORPORATION


Date: November 14, 2007                   By: /s/ Frank Holdraker
                                             -----------------------------------
                                          Title: Frank Holdraker, Chairman


Date: November 14, 2007                   By: /s/ Scott Campbell
                                             -----------------------------------
                                          Title: Scott Campbell, President & CFO

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